Form 10-Q
period 2007-09-30
Neutral Tandem Inc
filed 2007-12-14
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-33778

NEUTRAL TANDEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1786871
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One South Wacker Drive

Suite 200

Chicago, IL 60606

(Address of principal executive offices, including zip code)

(312) 384-8000

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

As of November 30, 2007, 30,686,486 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006	September 30, 2007 Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$20,084	$21,510
Accounts receivable—net of allowance for doubtful accounts of $77 and $0, respectively	11,316	7,876	11,316
Deferred tax asset-current	2,185	2,699	2,185
Other current assets	3,215	866	3,215

Total current assets	38,226	31,525	38,226
Property and equipment—net	36,731	29,090	36,731
Restricted cash	419	397	419
Other assets	954	979	954

Total assets	$76,330	$61,991	$76,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,189	$1,919	$6,189
Accrued liabilities:
Circuit cost	4,545	2,735	4,545
Rent	1,117	948	1,117
Payroll and related items	2,370	891	2,370
Legal	1,200	81	1,200
Other	2,903	1,434	2,903
Current installments of long-term debt	4,610	5,317	4,610

Total current liabilities	22,934	13,325	22,934
Other liabilities	4,938	2,420	625
Deferred tax liability-noncurrent	2,491	2,026	2,491
Long-term debt —excluding current installments	4,204	7,585	4,204

Total liabilities	34,567	25,356	30,254
Commitments and Contingencies
Preferred convertible stock—Series A, par value of $0.001; 9,200,000 authorized shares; 9,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 liquidation preference of $9.0 million at September 30, 2007	9,000	9,000	—
Preferred convertible stock—Series B-1, par value of $.001; 5,830,228 authorized shares; 5,737,416 shares issued and outstanding at September 30, 2007 and December 31, 2006 liquidation preference of $8.5 million at September 30, 2007	8,500	8,500	—
Preferred convertible stock—Series B-2, par value of $.001; 1,374,752 authorized shares; 1,352,867 shares issued and outstanding at September 30, 2007 and December 31, 2006 liquidation preference of $8.5 million at September 30, 2007	8,500	8,500	—
Preferred convertible stock—Series C, par value of $.001; 2,009,947 authorized shares; 1,909,947 shares issued and outstanding at September 30, 2007 and December 31, 2006 liquidation preference of $12.0 million at September 30, 2007	12,000	12,000	—
Shareholders’ equity (deficit):
Common stock—par value of $.001; 28,500,000 authorized shares; 5,320,645 shares and 5,319,434 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6	6	24
Warrants	—	—	4,313
Additional paid-in capital	1,483	806	39,465
Accumulated earnings (deficit)	2,274	(2,177)	2,274

Total shareholders’ equity (deficit)	3,763	(1,365)	46,076

Total liabilities and shareholders’ equity (deficit)	$76,330	$61,991	$76,330

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$22,617	$13,680	$60,740	$37,864
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	8,199	5,225	21,417	14,621
Operations	3,354	2,984	11,734	8,150
Sales and marketing	392	354	1,235	1,149
General and administrative	3,467	964	7,373	2,785
Depreciation and amortization	2,795	1,761	7,766	4,464
Loss (gain) on disposal of fixed assets	23		(138)

Total operating expense	18,230	11,288	49,387	31,169

Income from operations	4,387	2,392	11,353	6,695

Other (income) expense
Interest expense, including debt discount of $30, $41, $107 and $88, respectively	395	370	1,318	848
Interest income	(222)	(210)	(639)	(556)
Change in fair value of warrants	681	302	2,312	727

Total other expense	854	462	2,991	1,019

Income before income taxes	3,533	1,930	8,362	5,676
Provision(benefit) for income taxes	1,561	(253)	3,911	157

Net income	$1,972	$2,183	$4,451	$5,519

Net income per share:
Basic	$0.37	$0.42	$0.84	$1.04

Diluted	$0.08	$0.09	$0.18	$0.23

Weighted average number of shares outstanding:
Basic	5,320	5,249	5,320	5,300

Diluted	25,024	23,924	24,781	23,629

Pro forma net income per share:
Basic	$0.11		$0.29

Diluted	$0.10		$0.27

Pro forma weighted average number of shares outstanding:
Basic	23,320		23,320

Diluted	25,308		25,023

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,451	$5,519
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	7,766	4,464
Deferred tax	979	—
Gain on disposal of fixed assets	(138)	—
Non-cash share-based compensation	667	198
Amortization of debt discount	107	88
Changes in fair value of warrants	2,312	726
Changes in assets and liabilities:
Accounts receivable—net	(3,440)	(3,783)
Other current assets	(1,418)	(1,129)
Other noncurrent assets	25	(212)
Accounts payable	245	273
Accrued liabilities	6,046	2,573
Noncurrent liabilities	206	252

Net cash flows from operating activities	17,808	8,969

Cash Flows From Investing Activities:
Purchase of equipment	(11,462)	(10,744)
Proceeds from sale of equipment	218	—
Increase in restricted cash	(22)	(34)
Purchase of short-term investments	—	(48,000)
Sale of short-term investments	—	52,450

Net cash flows from investing activities	(11,266)	(6,328)

Cash Flows From Financing Activities:
Net proceeds from the issuance of common shares	10	4
Purchase of common shares for retirement	—	(1)
Net proceeds from the issuance of preferred shares	—	11,926
Issuance of long-term debt	—	7,500
Cash paid for stock issuance cost	(931)	—
Principal payments on long-term debt	(4,195)	(2,458)

Net cash flows from financing activities	(5,116)	16,971

Net Increase In Cash And Cash Equivalents	1,426	19,612
Cash And Cash Equivalents—Beginning	20,084	1,291

Cash And Cash Equivalents—End	$21,510	$20,903

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,063	$512

Cash paid for income taxes	$2,276	$781

Cash refunded for income taxes	$542	$—

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$5,161	$4,410

Financing Activity—Warrants issued	$—	$289

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

Neutral Tandem, Inc. (the “Company”) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable telephony and Voice over Internet Protocol, or VoIP, companies. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic was through use of the incumbent local exchange carriers’, or ILECs, tandem switches. Under certain interpretations of the Telecommunications Act of 1996, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

In November 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $92.0 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18,000,230 shares of common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Pro Forma Presentation —The Series A, B-1, B-2, and C Preferred Convertible Stock are subject to automatic conversion into common stock upon the completion of a qualifying underwritten initial public offering of the Company’s common stock. At both September 30, 2007 and December 31, 2006, the Series A, B-1, B-2, and C preferred convertible stock convert into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock. The preferred convertible stock has been considered converted to common stock in the pro forma presentation as the redemption rights terminated upon the completion of the IPO. Further, upon the completion of the Company’s IPO, the Company’s warrants to purchase 402,236 shares of preferred stock at a weighted average exercise price of $2.55 per share will no longer be exercisable for shares of the Series A, B-1, B-2 and C Preferred Convertible Stock, but will be exercisable for an equivalent number of the Company’s common shares. As a result, the warrants are no longer exercisable into conditionally redeemable securities and have been included as a component of shareholders’ equity in the pro forma presentation. The unaudited pro forma net income attributable to common shareholders per share for the three months ended September 30, 2007 and the nine months ended September 30, 2007 reflects the assumed conversion of the Series A, B-1, B-2 and C Preferred Convertible Stock as of the beginning of the respective period. The unaudited pro forma balances of preferred convertible stock and shareholders’ equity (deficit) reflect the assumed conversion of the Series A, B-1, B-2 and C Preferred Convertible Stock into common stock as of September 30, 2007.

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Statements —The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s final prospectus dated November 1, 2007 related to its IPO (the “Prospectus”). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Prospectus.

The accompanying unaudited interim consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates —The Company’s consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of stock-based awards issued, the allowance for doubtful accounts and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Property and Equipment —Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for switch equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less.

Software Development Costs —The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized project funding. The carrying value of software and development costs is regularly reviewed by management for potential impairment. The Company amortizes capitalized software costs over the estimated useful life of three years.

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at September 30, 2007 and December 31, 2006.

Long-lived Assets —The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by discounting the estimated future cash flows associated with the asset.

In October 2006, the Company decided to invest in new switch equipment in its Atlanta and Miami locations. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced had no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. For Atlanta, the expected future cash flows from October 2006 through January 2007 were discounted at 12% to determine the fair value of the equipment to be disposed of. For Miami, the expected future cash flows from October 2006 through March 2007 were discounted at 12% to determine the fair value of the equipment to be disposed of. As a result, the Company recorded a charge of $1.2 million related to the asset impairment. In Atlanta, the new equipment was installed and became operational February 2007. In Miami, the new equipment was installed and became operational at the end of March 2007. The Company assumed no salvage value for disposal of the old Atlanta and Miami switch equipment. The entire impairment amount was recorded in the fourth quarter of 2006.

In July 2007, the Company decided to invest in new switch equipment, which will replace existing equipment in February 2008, in its New York location. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. The expected future cash flows from July 2007 through February 2008 were discounted at 12% to determine the fair value of the equipment to be disposed of. As a result, there is no impairment of the existing switch equipment in New York, however, the Company began accelerating the depreciation on the switch equipment to be disposed of in February 2008 when the new switch equipment is expected to be installed and operational.

The Company had no impairment of long-lived assets at September 30, 2007.

Asset Retirement Obligation —The Company leases all of its switch locations. The Company’s leases with its landlords require it to return the switch locations back to their original condition or that major work, such as heating and ventilation upgrades, stay with the facility. Therefore, the Company has a basic requirement to remove its switch equipment, telephone connections and battery power supply. The Company’s operations and engineering management team believes the cost to remove all items identified above would be an immaterial amount.

Freestanding Convertible Preferred Stock Warrants — Freestanding warrants related to preferred shares that are conditionally redeemable are classified as liabilities on the consolidated balance sheet. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net. The Company will continue to adjust the liability for changes in fair value until either the exercise of the warrants or the related preferred shares are converted to common shares. Concurrent with the IPO, the warrants were no longer exercisable for preferred stock and are subsequently convertible into common stock. As a result, the warrants will be reclassified to stockholders’ equity in the fourth quarter of 2007.

Revenue Recognition —The Company generates revenue from sales of its tandem interconnection services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline, cable telephony and VOIP companies.

Accounting for Legal Costs Expected to Be Incurred In Connection with a Loss Contingency — The Company includes an estimate of future legal fees to be incurred in connection with the resolution of vendor disputes when a loss contingency is initially determined. The estimate is consistent with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Network and Facilities Expense —The Company’s network and facilities expenses include transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. The Company does not defer any costs associated with the start-up of new switch locations and does not capitalize any costs.

Network transport costs typically occur on a repeating monthly basis, which the Company refers to as recurring costs, or on a one-time basis, which the Company refers to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by the Company to interconnect our customers. As the Company’s traffic increases, it must provide additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through September 2017. Additionally, the Company pays the cost of all the utilities for all of its switch locations.

The largest component of other costs relates to charges paid to utilize ILEC services. The Company incurs some monthly charges from the ILECs as it diversifies its network and provides alternative routes to complete the customers’ traffic. In some cases, the Company may not have sufficient capacity of network transport lines installed in its network to handle the volume of traffic destined for a particular customer. In this case, it will incur charges, generally temporarily, in order to maintain a high quality of service.

Operations Expenses —The Company’s operations expenses include payroll and benefits for both switch location personnel as well as individuals located at the corporate office who are directly responsible for maintaining and expanding the switch network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies.

Earnings (Loss) Per Share —Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income applicable to common stockholders, as reported	$1,972	$2,183	$4,451	$5,518
Denominator:
Weighted average common shares outstanding	5,320	5,249	5,320	5,300
Effect of dilutive securities:
Employee stock options	1,704	675	1,461	553
Series A Preferred Stock	9,000	9,000	9,000	9,000
Series B-1 Preferred Stock	5,737	5,737	5,737	5,737
Series B-2 Preferred Stock	1,353	1,353	1,353	1,353
Series C Preferred Stock	1,910	1,910	1,910	1,686

Denominator for diluted earnings per share	25,024	23,924	24,781	23,629

Net earnings per share:
Basic - as reported	$0.37	$0.42	$0.84	$1.04

Diluted - as reported	$0.08	$0.09	$0.18	$0.23

For purposes of calculating diluted earnings per share, the Company has excluded the impact of warrants on weighted average shares as the cash settlement method results in a more dilutive impact on the calculation.

Options to purchase 258,650, 74,950 and 258,650 shares of common stock at a weighted-average price of $2.56, $8.26 and $2.56 per share were outstanding during the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006.

Accounting for Stock-Based Compensation —As of January 1, 2005, the Company adopted SFAS No. 123(R) using the modified retrospective method. The modified retrospective method requires the prior period financial statements to be restated to recognize compensation cost in the amounts previously reported in the pro forma footnotes.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended September 30, 2007 and 2006, is $232,000 and $88,000, respectively, and in the nine months ended September 30, 2007 and 2006 is $667,000 and $198,000, respectively.

Income Taxes —The Company accounts for income taxes in accordance with SFAS No. 109 (Accounting for Income Taxes). Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

Recent Accounting Pronouncements —In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No . 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on the Company’s consolidated results of operations or financial condition as of and for the three and nine months ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141R retains the fundamental requirements in previously issued SFAS No. 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces the SFAS No. 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. The Company is currently assessing the impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement was issued, limited guidance existed for reporting noncontrolling interest. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2007 and December 31, 2006, consist of the following:

	September 30, 2007	December 31, 2006
(Dollars in thousands)
Switch equipment	$41,312	$35,657
Construction in process	6,979	2,866
Computer software	1,138	1,040
Computer equipment	1,174	860
Tools and test equipment	352	307
Furniture and fixtures	293	245
Leasehold improvements	1,154	230

	52,402	41,205
Less accumulated depreciation	(15,671)	(12,115)

Property and equipment-net	$36,731	$29,090

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
(Dollars in thousands)
Billed receivables	$9,889	$6,112
Unbilled receivables	1,495	1,145
Other receivables	9	619

	11,393	7,876
Less allowance for doubtful accounts	(77)	—

Accounts receivable - net of allowance for doubtful accounts	$11,316	$7,876

The Company invoices customers for services occurring through the 24th of each month. The Company accrues revenue each month for services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle.

5.	DEBT

In May 2004, the Company entered into an equipment loan and security agreement with an affiliate of Western Technology Investment (“WTI”) that provided for aggregate borrowings of up to $4.0 million for the Company’s capital purchases through July 31, 2004. The Company borrowed $3.0 million and $1.0 million against this facility in May and July of 2004, respectively. Borrowings are payable in 36 monthly installments and bear interest at prime plus 3.005% (7.0% and 7.3% at May and July 2004, respectively), plus a final payment equal to 8.14% of the principal amount of such borrowings.

The agreement was amended in December 2004 to allow for an additional $5.5 million of borrowings of which $2.8 million was drawn that month and the balance was drawn in August of 2005. The December 2004 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (6.5% at the date of issuance) with a final payment equal to 9.3% of the principal amount borrowed. The August 2005 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (7.5% at the date of issuance) with a final payment equal to 9.3% of the principal amount borrowed.

The agreement was again amended in January 2006 to allow for $10.0 million of additional borrowings of which $2.5 million was drawn on May 1, 2006, $2.5 million was drawn on June 30, 2006, $2.5 million was drawn on September 29, 2006, and another $2.5 million was drawn on December 22, 2006. The May 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.6% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The June 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.25% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The September 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.5% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The December 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.5% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed.

In accordance with the terms of the agreement, the Company issued warrants to the note holders. The warrants are exercisable any time up to eight years after their issuance. The terms of the agreement provide for the adjustment of stock purchase price and number of shares under the warrant subject to, any stock split, stock dividend, subdivision or combination of shares, reclassification of shares dilution or similar event, merger, sale or issuance of shares below purchase prices. There have been no new sales of securities, or other events, that would lower the conversion price of the warrants. The warrants are required to be settled with physical shares of the applicable Preferred Convertible Stock. As a result of the automatic conversion of the Company’s Series A, B-1, B-2 and C preferred convertible stock to common stock upon the completion of the IPO the warrants are now exercisable for an equivalent number of the Company’s common shares.

With respect to periods ending prior to completion of the IPO, the Company has classified the warrants as a liability given the conditional redemption feature of the underlying preferred stock. The warrants were recorded at the fair value at each period reported. No warrants had been exercised at September 30, 2007.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model. The Company utilizes the full term of the warrants as their expected life. The range of expected life ranges from 4.0 years to 7.5 years. The risk-free rate assumption ranges from 3.69% to 5.12%. Volatility of the Company’s underlying preferred convertible stock is utilized which ranges from 55.5% to 72.1%.

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000 and has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense in the three months ended September 30, 2007 and 2006 were $30,000 and $41,000, respectively, and for the nine months ended September 30, 2007 and 2006 were $107,000 and $88,000, respectively.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. As of September 30, 2007 and December 31, 2006, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At September 30, 2007 there was $419,000 of restricted cash used as collateral for $376,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

	September 30, 2007	December 31, 2006
(Dollars in thousands)
Secured term loan, interest payable at 7.0%. Principal repaid in 36 equal installments commencing June 1, 2004. A final payment of 8.14% of the borrowed amount is required in May 2007	$—	$453
Secured term loan, interest payable at 7.3%. Principal repaid in 36 equal installments commencing October 1, 2004. A final payment of 8.14% of the borrowed amount is required in August of 2007	—	240
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount is required in March 2008	493	1,205
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	1,136	1,816
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	1,595	2,175
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	1,729	2,299
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	1,925	2,500
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	2,114	2,500
Less—discount on debt associated with the issuance of warrants	(178)	(286)

Total long-term debt	8,814	12,902
Less—current installments	(4,610)	(5,317)

Long-term debt—excluding current installments	$4,204	$7,585

Total principal repayments required for each of the next four years under all long-term debt agreements are summarized as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
2007	$1,265	$5,461
2008	4,479	4,479
2009	3,013	3,013
2010	235	235

Total principal repayments	$8,992	$13,188

6.	PREFERRED STOCK

At September 30, 2007, the Company had four series of convertible preferred stock subject to certain rights and privileges under the second amended and restated certificate of incorporation.

In 2003, the Company issued 8,723,000 shares of Series A Preferred Convertible Stock (“Series A Preferred”) with a par value of $0.001 per share for approximately $8.6 million. Also in 2003, the Company issued 100 shares of Series X Preferred Convertible Stock (“Series X Preferred”) with a par value of $0.001 per share for less than $0.1 million. The Series X Preferred Convertible Stock was issued to NT Holdings, LLC as part of the Company’s initial capitalization. The Series X Preferred are non-redeemable and are automatically convertible based on conversion rate per the stock terms once the Company has raised, in aggregate, more than $10.0 million of equity financing.

In 2004, an additional 277,000 shares of Series A Preferred Convertible Stock were issued for $0.3 million. Also in 2004, the Company issued 5,737,416 shares of Series B-1 Preferred Convertible Stock (“Series B-1 Preferred”) with a par value of $0.001 per share for approximately $8.3 million.

In June 2005, the entire outstanding 100 shares of Series X Preferred converted to $1.0 million of Common Stock, or 417,084 shares, at a blended rate (Series B-1 Preferred and Series B-2 Preferred) price of $2.3976. Also in 2005, the Company issued 1,352,867 shares of Series B-2 Preferred Convertible Stock (“Series B-2 Preferred”) with a par value of $0.001 per share for approximately $8.4 million.

In February 2006, the Company issued 1,909,947 shares of Series C Preferred Convertible Stock (“Series C Preferred”) with a par value of $0.001 per share for approximately $11.9 million.

At any time subsequent to February 1, 2011, the holders of a majority of the preferred convertible shares were entitled to require the Company to redeem all or any portion of the preferred convertible shares upon a two-thirds majority vote of shareholders of all Series A, B-1, B-2 and C Preferred voting as a single class. The price paid by the Company on all or any portion of the preferred convertible shares would be the liquidation value of the shares plus any declared and unpaid dividends.

The Company classifies the preferred convertible stock as mezzanine equity on the consolidated balance sheet. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security equal to the redemption value at the end of each reporting period.

On November 7, 2007, upon closing of the Company’s IPO, the Series A, B-1, B-2, and C Preferred Convertible Stock automatically converted into an equivalent number of shares of common stock. On this date, the Series A, B-1, B-2, and C preferred convertible stock converted into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock.

Series A, B-1, B-2 and C Preferred Convertible Shares —Series A Preferred Convertible Shareholders, Series B-1 Preferred Convertible Shareholders, Series B-2 Preferred Convertible Shareholders and Series C Preferred Convertible Shareholders were entitled to the following rights and privileges:

Voting —Holders of each Series A, B-1, B-2 and C Preferred Stock were entitled to voting rights on an as if converted basis.

Conversion —The holder of any shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred were entitled to the right at such holder’s option, at any time, to convert any of such shares into such number of fully paid and nonassessable shares of common stock as is determined (i) in the case of Series A Preferred by dividing $1.00 by the Series A Preferred Conversion Price in effect at the time of conversion; (ii) in the case of Series B-1 Preferred by dividing $1.4815 by the Series B-1 Preferred Conversion Price in effect at the time of conversion; (iii) in the case of Series B-2 Preferred by dividing $6.2829 by the Series B-2 Preferred Conversion price in effect at the time of conversion; and (iv) in the case of Series C Preferred by dividing $6.2829 by the Series C Preferred Conversion Price in effect at the time of conversion. No payment or adjustment will be made for any dividends on the common stock issuable upon such conversion.

Dividends —The holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred were entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore under the Delaware General Corporation Law and other applicable law, prior and in preference to any declaration or payment on common stock, non-cumulative dividends at an annual rate of eight percent (8%) of the original purchase price paid per share for the Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred payable either in cash, in property or in shares of capital stock.

Liquidation —In the event of a change in control or any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred were entitled to receive from the assets of the Company available for distribution to the stockholders prior and in preference to the holders of all other classes and series of stock, an amount equal to $1.00 for each outstanding share of Series A Preferred, $1.4815 for each outstanding share of Series B-1 Preferred, $6.2829 for each outstanding share of Series B-2 Preferred and $6.2829 for each outstanding share of Series C Preferred (in each case as adjusted for any stock split, stock dividend, combination, reclassification of shares dilution or similar event), plus all dividends declared and unpaid thereon. If, upon the occurrence of such event, the assets and funds thus distributed among the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred are insufficient to permit the payment to all holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred of the aforesaid preferential amounts, then the entire assets of the Company legally available for distribution are distributed ratably among the holders of the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred in proportion to the full preferential amount each holder is otherwise entitled to receive.

7.	COMMON STOCK

In 2003, the Company authorized 25,000,000 shares of common stock with a par value of $0.001 per share. In that same year, the Company issued 4,918,320 shares of common stock, in the form of restricted stock, with a par value of $0.001 per share for less than $0.1 million. In 2004, an additional 481,680 shares of common stock were issued, in the form of restricted stock, for $0.1 million and the Company issued 90,000 shares of common stock to two employees who exercised stock options.

During June 2005, the entire outstanding 100 shares of Series X Preferred converted to 417,084 shares of common stock. Series X Preferred automatically converted (see note 6) into $1.0 million worth of common stock at a blended rate (Series B-1 Preferred and Series B-2 Preferred) price of $2.3976. In 2005, the Company issued 15,000 shares of common stock to one employee who exercised stock options. Also in 2005, the Company repurchased 386,800 unvested restricted shares at a price of $0.001 per share, or $387, from two former employees.

The repurchase of unvested restricted shares in 2004 and 2005 was approved by the Board of Directors and is pursuant to section 2(a) of the Restricted Stock Agreements and Restated Restricted Stock Agreements between the employees and the Company. In both such agreements, the Company was entitled to repurchase unvested restricted shares at the lower of the price paid to the Company for such shares, or the par value of $0.001 per share in most cases, or the fair market value of such shares at the time of repurchase.

In February 2006, the Company authorized an additional 1,500,000 shares of common stock with a par value of $0.001 per share to accommodate the increase of 1,050,000 in authorized stock options (see note 10) and the issuance of 1,909,947 shares of Series C Convertible Preferred Stock. In July 2006, the Company authorized an additional 2,000,000 options and restricted stock within the 2003 Stock Option Plan. Also in July 2006, the Company authorized an additional 2,000,000 shares of common stock with a par value of $0.001 per share. During the year 2006, the Company issued a total of 83,250 shares of common stock to five employees and one director who exercised stock options.

The Company repurchased 299,100 unvested restricted shares in February 2006, at a price of $0.001 per share, or $299, from a former employee. This action was approved by the Board of Directors and is pursuant to section 2(a) of the applicable Restricted Stock Agreements and Restated Restricted Stock Agreements between the former employee and the Company.

All shares of common stock issued prior to the IPO were subject to either the Company’s Amended and Restated Stockholders’ Agreement, (the “Stockholders’ Agreement”) or the Restricted Stock Agreements and Restated Restricted Stock Agreements between certain employees and the Company. Certain restricted shares are subject to a vesting period. Of these shares, approximately 4.7 million shares were outstanding of which 4.3 million shares were vested at September 30, 2007. The Stockholders’ Agreement was terminated upon completion of the IPO.

In November 2007, the Company completed its IPO of common stock in which it sold and 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $92.0 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.4 million.

The Series A, B-1, B-2, and C Preferred Convertible Stock automatically converted into an equivalent number of shares of common stock upon the closing of the Company’s IPO on November 7, 2007. On this date, the Series A, B-1, B-2, and C preferred convertible stock convert into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock.

The Company’s authorized capital stock after the IPO is 150,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. Descriptions of our capital stock and certain provisions of our amended and restated certificate of incorporation and restated bylaws have been described in the Prospectus, and the amended and restated certificate of incorporation and restated bylaws have been filed as exhibits to the registration statement of which the Prospectus forms a part.

Voting —Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of stockholders of the Company.

Dividends —Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock.

Liquidation —In the event of any liquidation, dissolution or winding up of the Company, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of any outstanding preferred stock, holders of all common stock shares, including converted preferred stock, are entitled to receive all of the remaining assets of the Company of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of common stock held by them respectively.

8.	Legal Proceedings

From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Level 3 State Regulatory Proceedings. In February 2007, Level 3 notified the Company that Level 3 was terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company has the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of the Company’s third party carrier customers. The Company has also asserted in these proceedings that the Company has the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. The Company currently continues to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states accounted for approximately 9.8% of the Company’s total traffic during the first nine months of 2007. The following summarizes the status of these proceedings:

Illinois. On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected with the Company and finding that the Company should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with the Company under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of the Company’s attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007 the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. The Company does not anticipate a ruling on the merits of Level 3’s appeal of the Illinois Commission’s July 10 order until at least 2008.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name Neutral Tandem as a defendant in its federal court action, the Company plans to file a motion to intervene in the proceeding.

On August 13, 2007, the Company filed a petition in the Circuit Court of Cook County, Illinois seeking enforcement of that part of the Illinois Commission’s July 10 decision requiring Level 3 to pay 80% of the Company’s attorneys’ fees and costs. The Company is also seeking an award of punitive damages against Level 3. On October 1, 2007, the Circuit Court of Cook County ordered the Company to file a motion to enforce the Illinois Commission’s attorneys’ fee award on or before October 10, 2007. The Circuit Court ordered Level 3 to file any response to the Company’s motion to enforce on or before November 7, 2007 and ordered the Company to file any reply on or before November 21, 2007. On December 3, 2007, the court held a hearing on the Company’s motion to enforce and set a January 14, 2008 ruling date for the motion.

Georgia. On June 19, 2007, the Georgia Public Service Commission, or the Georgia Commission, adopted the recommended findings of the staff of the Georgia Commission, which the staff had issued on June 12, 2007. On August 27, 2007, the Georgia Commission issued an Order Mandating Direct Interconnection and finding, among other things, that: (i) Level 3 must remain directly connected with the Company, (ii) the Company should not be required to pay reciprocal compensation or any other additional fee to Level 3 as a condition of such direct interconnection, (iii) the Company must pay all reasonable costs of direct interconnection and (iv) it is unreasonably discriminatory for Level 3 to require that the Company pay reciprocal compensation, or some other fee, or collect reciprocal compensation payments from its carrier customers to pass on to Level 3, as a condition of direct interconnection. On September 6, 2007, Level 3 filed with the Georgia Commission a petition for rehearing and reconsideration of the August 27 order. On September 21, 2007, the Company filed an opposition to Level 3’s petition for reconsideration. On November 20, 2007, the Georgia Commission orally denied Level 3’s petition for rehearing and reconsideration. The Company anticipates that the Georgia Commission will issue a written order confirming its denial of Level 3’s petition.

New York. On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with the Company to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. The NYPSC has not yet set a schedule for resolution of that proceeding.

Connecticut. On June 20, 2007, the Connecticut Department of Public Utility Control, or the CDPUC, held that the evidentiary record developed to date did not warrant CDPUC intervention at this time, but ordered the parties to make a good-faith effort to resolve their dispute pursuant to a settlement that produces a nondiscriminatory commercial agreement governing the delivery of tandem transit traffic by the Company to Level 3. The CDPUC also stated that it retained jurisdiction over the dispute and, if the parties were unable to arrive at a commercial agreement by November 1, 2007, the parties were required to report the details of their negotiations to the CDPUC no later than November 15, 2007. On November 6, 2007, Level 3 filed with the CDPUC a purported “Report on Negotiations For A Commercial Traffic Exchange Agreement and Request For Final Decision” (“Report”). On November 15, 2007, the Company filed a motion to strike Level 3’s Report. In the Company’s November 15 motion, the Company also requested that the CDPUC convene an in-person technical meeting to establish an appropriate procedural schedule for the Connecticut proceeding. On November 28, 2007, Level 3 responded to the Company’s motion to strike and request for a technical meeting. On December 5, 2007, the Company filed a reply in support of the Company’s motion to strike and request for a technical meeting. The CDPUC has not ruled on the Company’s motion to strike and request for meeting.

Florida. On February 26, 2007, the Company filed a petition against Level 3 before the Florida Public Service Commission, or the Florida Commission. On June 27, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s case should proceed to a hearing on the merits. In its recommended ruling, the staff found that the Florida Commission had jurisdiction over the dispute and that the Company’s service benefits competition. The staff of the Florida Commission also suggested that the Company did not make an adequate demonstration of standing to pursue the matter. On July 9, 2007, the Company voluntarily withdrew the Company’s petition and on July 11, 2007, the Company filed a revised petition with the Florida Commission. The Company’s revised petition includes additional legal arguments and information the Company hopes will demonstrate that the Company has standing. On July 25, 2007, Level 3 filed a motion to dismiss the Company’s revised petition. On August 3, 2007, the Company filed its opposition to Level 3’s motion to dismiss the Company’s revised petition. On September 21, 2007, the Florida Commission issued an order directing the parties to file supplemental briefs to address issues related to Level 3’s motion to dismiss the Company’s revised petition. The parties filed their supplemental briefs on October 5, 2007. On November 20, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s revised petition should proceed to a hearing on the merits. In its recommended ruling, the staff again found that the Florida Commission had jurisdiction over the Company’s petition and that the Company’s service benefits competition. The staff of the Florida Commission suggested, however, that the Company did not have standing to pursue the matter. The Florida Commission is scheduled to consider staff’s recommendation at an agenda conference on January 8, 2008.

California. On March 2, 2007, the Company filed a complaint with the California Public Utility Commission, or the CPUC, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On June 4 and 5, 2007, hearings were held before a California Commission Administrative Law Judge. There is no date certain by which the Administrative Law Judge must issue a ruling.

Minnesota. On March 6, 2007, the Company filed a complaint with the Minnesota Public Service Commission, or the MPSC, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPSC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and Recommendation,” recommending, among other things, that (1) the MPSC has authority to grant the Company the relief it seeks in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between the Company and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on the Company and not on the only other tandem transit service provider in the State; (4) Level 3’s efforts to impose a termination fee on the Company is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, the Company filed its reply to Level 3’s exceptions. There is no date certain by which the MPSC must rule on Level 3’s exceptions.

Michigan. On March 2, 2007, the Company filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with the Company; (2) Level 3 shall not require the Company to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on the Company a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with the Company; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-discriminatory rates and conditions for their continued direct interconnection.

As a result of rulings in the Illinois, Connecticut, New York, and Michigan proceedings, the Company has attempted to negotiate new interconnection agreements with Level 3 for each such state. Future rulings in additional states may also require that the Company negotiate one or more agreements for each such state. It is possible that disputes may arise during these negotiations that may cause us or Level 3 to seek additional regulatory or judicial relief. As described above, Level 3 also has appealed the Illinois Commission’s decision. Level 3 may also seek reconsideration, appeal or otherwise challenge one or more of any other existing or prospective ruling described above. Although the Company believes its position is meritorious, and the Company will continue to assert it vigorously in any such additional proceeding, there can be no assurance that the Company will prevail. In any event, the Company’s efforts could have a material adverse effect on the Company’s results of operations and financial condition because of, among other things, legal costs, diversion of management resources and other factors.

Additional State Proceedings. After the Company commenced the state proceedings described above, Level 3 initiated regulatory proceedings in additional states. In these proceedings, Level 3 requested orders from the relevant state regulatory bodies directing the Company to notify its customers that the Company would not be able to terminate transit traffic directly to Level 3 and/or allowing Level 3 to disconnect the interconnection facility. In some states, Level 3 also sought to institute a per minute charge of $0.001 per minute of use. The Company believes that under applicable law, the Company would have prevailed in these actions if the matter had proceeded to a hearing on the merits. After filing submissions to prevent Level 3 from disconnecting existing direct interconnections in some of the additional states, the Company elected not to pursue further its right to maintain direct interconnection to Level 3 in these additional states and moved to dismiss the proceedings in those states. The Company no longer directly terminates traffic to Level 3 in these additional states. The traffic the Company terminated to Level 3 in these additional states accounted for approximately 1.5% of the Company’s revenue during the first nine months of 2007. In September and October 2007, Level 3 voluntarily withdrew its petitions for disconnection in each of the states in which it had initiated regulatory proceedings against the Company.

Level 3 Billing Disputes. The Company is also engaged in various billing disputes with Level 3 regarding amounts Level 3 claims the Company owes Level 3 and amounts the Company claims Level 3 owes to the Company. Although there can be no assurance as to the ultimate resolution of these disputes, the Company does not believe they will have a material adverse effect on the Company’s business, results of operations or financial condition.

Verizon Wireless. In July 2006, Verizon Wireless notified the Company that Verizon Wireless wished to terminate its existing Master Service Agreement. As a consequence of this notification, the Company potentially would be unable to terminate traffic to Verizon Wireless customers in the three markets in which the Company is directly connected with Verizon Wireless. In response to the notification, in August 2006, the Company filed a petition for interconnection with the FCC. The petition argues that direct connection with Verizon Wireless is in the public interest because it furthers competitive choices in tandem services and strengthens the network reliability of the public switched telephone network. The Company has written submissions supporting its petition for interconnection from various sources, including the New York Department of Public Services, the cities of New York and Chicago, AT&T and others. To the Company’s knowledge, the FCC has never ordered a wireless carrier to provide interconnection. On December 4, 2007, the FCC disclosed that a draft order had been circulated to the FCC commissioners addressing the Company’s petition, but the contents of the draft order have not been disclosed. There can be no assurance that the FCC will issue an order, or if it does issue an order, when the order would be issued or whether FCC would rule in favor of the Company’s petition for interconnection. The Company and Verizon Wireless have also disclosed to the FCC that the parties have engaged in negotiations to seek the resolution of the matter. There can be no assurance as to the successful outcome of these negotiations. While the Company currently directly terminates transit traffic to Verizon Wireless in only three markets, if the FCC denies, or does not rule on, the Company’s petition, or the parties are unable to reach a negotiated resolution of the matter, the future growth of the Company’s business and the attractiveness of its service offerings could be materially and adversely affected.

Verizon. The Company is considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which the Company feels is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

9.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and of net operating loss carryforwards. Significant components of the Company’s deferred income taxes are as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Deferred income tax assets (liabilities)
Current:
Net operating loss and credit carryforward	$598	$1,609
Accrued rent	5	373
Accrued direct costs	993	687
Accrued fees	293	47
Other deferred liabilities	(214)	(92)
Organizational costs	74	—
Accrued other	436	75

Net current deferred income taxes	2,185	2,699

Noncurrent:
Depreciation	(2,931)	(2,239)
Accrued rent	435	—
AMT carryforward	—	98
Organizational costs	—	115
Accrued other	5	—

Net noncurrent deferred income taxes	(2,491)	(2,026)

Net deferred income tax asset (liability)	$(306)	$673

The income tax provision for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Deferred provision	$341	$(210)	$979	$(210)
Current provision
Federal	1,131	(100)	2,675	277
State	89	57	256	90

Provision (benefit) for income taxes	$1,561	$(253)	$3,910	$157

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption and at September 30, 2007, the Company did not recognize any adjustments for unrecognized income tax benefits. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provides for issuance of options and restricted stock for up to 1,600,000 shares under incentive stock option and nonqualified stock option agreements to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Plan in February 2006, May 2006 and July 2006, respectively. The 2003 Plan provides for the issuance of options and restricted stock for up to 4,650,000 shares at both September 30, 2007 and December 31, 2006.

Under the 2003 Plan, employees, officers and directors have been granted options to acquire shares of common stock of the Company. The number of shares, exercise price of the shares, and vesting conditions are determined by a committee selected by the Board of Directors. Under the Plan, options generally vest ratably over four years and have a maximum term of 10 years as long as the option holder remains an employee of the Company.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) to become effective immediately prior to the consummation of the IPO. The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

The Company follows the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2007, the Company issued 10,000 stock options to contractors. The following table shows the fair value of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2006 and the first three quarters of fiscal 2007:

Grant Date	Number of Stock Options Issued	Weighted Average Fair Value of One Share of Common Stock
First Quarter 2006	920,825	$1.17
Second Quarter 2006	397,500	1.33
Third Quarter 2006	258,650	2.56
Fourth Quarter 2006	778,400	3.68
First Quarter 2007	—	4.09
Second Quarter 2007	131,650	4.14
Third Quarter 2007	77,950	8.26

Total	2,564,975

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2007 and for the year ended December 31, 2006 with the following assumptions:

	September 30, 2007	December 31, 2006
Expected life	10 years	10 years
Risk-free interest rate range	4.7%-5.1%	4.7%-5.1%
Expected dividends	—	—
Volatility	39.6%-40.1%	34.4%-41.6%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 40.1% at September 30, 2007.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $3.38 and $0.72 for the nine months ended September 30, 2007 and 2006, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2007 and 2006 was approximately $0.5 million and less than $0.1 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—January 1, 2004	—	—
Granted	980	0.16
Exercised	(90)	0.16
Cancelled	—	—

Options outstanding—December 31, 2004	890	$0.16
Granted	449	0.45
Exercised	(15)	0.17
Cancelled	(175)	0.16

Options outstanding—December 31, 2005	1,149	$0.29
Granted	2,355	2.18
Exercised	(83)	3.13
Cancelled	(29)	0.53

Options outstanding—December 31, 2006	3,392	$1.53
Granted	210	5.67
Exercised	—	—
Cancelled	(17)	2.76

Options outstanding—September 30, 2007	3,585	$1.77	$16,742	8.3

Vested or expected to vest-December 31, 2006	3,392	$1.53	$7,293	8.9

Exercisable-December 31, 2006	450	$0.24	$1,548	7.7

Vested or expected to vest-September 30, 2007	3,585	$1.77	$16,742	8.3

Exercisable-September 30, 2007	1,288	$0.80	$7,210	7.7

The unrecognized compensation cost associated with options outstanding at September 30, 2007 and December 31, 2006 was $2.8 million and $2.8 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.0 years and 3.7 years as of September 30, 2007 and December 31, 2006, respectively.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, receivables, payables and debt. Except as described below, the estimated fair value of such financial instruments at September 30, 2007 and December 31, 2006 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes valuation model.

The estimated fair value of the Company’s debt at September 30, 2007 was $9.4 million compared to the carrying amount of $8.8 million included in the consolidated balance sheet. The estimated fair value of the Company’s debt at December 31, 2006 was $13.3 million compared to the carrying amount of $12.9 million included in the consolidated balance sheet.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and VoIP companies. Although the Company services different customer groups, it does not maintain separate product lines. All of the Company’s revenues are generated within the United States. Therefore, the Company has concluded that it has only one operating segment.

13.	SUBSEQUENT EVENTS

In November 2007, the Company completed its IPO of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $92.0 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.4 million.

The Series A, B-1, B-2, and C preferred convertible stock automatically converted into common stock upon the closing of the Company’s IPO on November 7, 2007. On this date, the Series A, B-1, B-2, and C preferred convertible stock convert into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan. For more information, see footnote 10.

Further, upon the completion of the Company’s IPO, the warrants are now exercisable for an equivalent number of the Company’s common shares. As a result, the warrants are no longer exercisable into conditionally redeemable securities and will no longer be classified as a liability but will be included as a component of shareholders’ equity in the 2007 year end financial statements.

Our authorized capital stock after the IPO is 150,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. Descriptions of our capital stock and certain provisions of our amended and restated certificate of incorporation and restated bylaws have been described in the Prospectus, and the amended and restated certificate of incorporation and restated bylaws have been filed as exhibits to the registration statement of which the Prospectus forms a part.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our final prospectus dated November 1, 2007, which we filed in connection with our initial public offering. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable telephony and VoIP companies. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic was through the use of the incumbent local exchange carriers’, or ILECs, tandem switches. Under certain interpretations of the Telecommunications Act, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

The proliferation of competitive carriers over the past decade and their capture of an increasing share of subscribers has shifted a greater amount of intercarrier traffic to ILEC tandem switches and amplified the complexity of carrier interconnections. This has resulted in additional traffic loading of ILEC tandems, lower service quality and substantial costs incurred by competitive carriers for interconnection. A loss of ILEC market share to competitive carriers has escalated competitive tensions and resulted in an increased demand for tandem switching.

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

We have signed agreements with major competitive carriers and non-carriers and we operate in 56 markets as of September 30, 2007. During the third quarter of 2007 our network carried approximately 10.7 billion minutes of traffic per month. As of November 30, 2007, our network was capable of connecting calls to an estimated 245 million telephone numbers assigned to carriers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

For the three month period ended September 30, 2007, we increased revenue to $22.6 million, an increase of 65.0% compared to the three month period ended September 30, 2006. Net income of $2.0 million for the three month period ended September 30, 2007 decreased 13.6% compared to $2.2 million for the three month period ended September 30, 2006. For the three month period ended September 30, 2007, our income from operations was $4.4 million, or 83.3% higher than our income from operations of $2.4 million for the three month period ended September 30, 2006.

For the nine month period ended September 30, 2007, we increased revenue to $60.7 million, an increase of 60.2% compared to the nine month period ended September 30, 2006, and net income was approximately $4.5 million, a decrease of approximately 18.2% compared to the nine month period ended September 30, 2006. For the nine month period ended September 30, 2007, our income from operations was approximately $11.4 million, an increase of approximately 70.1% compared to the nine month period ended September 30, 2006.

Financial Operation Overview

Revenue

We generate revenue from the sale of our tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue (in thousands)	$22,617	$13,680	$60,740	$37,864
Minutes of use billed (in millions)	10,745	6,539	29,208	17,386
Average fee per billed minute	$0.0021	$0.0021	$0.0021	$0.0022

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 20 additional markets we added in 2006 and the 22 new markets added during the first nine months of 2007 as financially attractive, the rates we charge in those markets are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

Our service solution incorporates other components beyond switching. In addition to switching, we provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per minute fees are intended to incorporate all of these services.

While generally not seasonal in nature, our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers or the loss of a customer, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly.

Our revenues could also be affected as a result of disputes with Level 3. See Part II, Item 1 “Legal Proceedings.”

Operating Expense

Operating expenses consists of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain or loss on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew from 110 employees at December 31, 2006 to 124 employees at September 30, 2007.

Network and Facilities Expense. Our network and facilities expense include transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. We do not defer any costs associated with the start-up of new switch locations and we do not capitalize any costs. The start-up of an additional switch location can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring circuit installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring costs, or on a one-time basis, which we refer to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must provide additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through September 2017. Additionally, we pay the cost of all the utilities for all of our switch locations.

The largest component of our other costs relates to charges we pay to utilize the ILEC services. We incur some monthly charges from the ILECs as we diversify our network and provide alternative routes to complete our customers’ traffic. In some cases, we may not have sufficient capacity of network transport lines installed in our own network to handle the volume of traffic destined for a particular customer. In this case, we will incur these charges, generally temporarily, in order to maintain a high quality of service. We attempt to minimize these charges by managing our network, recognizing when additional capacity is required and working with our customers to augment the transport capacity required between our network and theirs.

Operations Expenses. Operations expenses include payroll and benefits for both our switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies. We expect in the future to hire a significant number of new employees to support our growth.

Sales and Marketing Expense. Sales and marketing expenses represent the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expense. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit and other accounting costs. The other accounting costs relate to work surrounding preparation for compliance with Sarbanes-Oxley.

Depreciation and Amortization Expense. Depreciation and amortization expense is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for switch equipment and test equipment, three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter.

Loss (gain) on disposal of fixed assets. We have disposed of switch equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Change in fair value of warrants. Freestanding warrants related to preferred shares that are conditionally redeemable are classified as liabilities on the consolidated balance sheet. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net.

Other Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents and short-term investments.

Income Taxes. Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon our estimated annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operation for future periods could be materially affected.

Revenue Recognition

We generate revenue from sales of our tandem interconnection services. We maintain executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable telephony and VoIP.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. At September 30, 2007, our allowance for doubtful accounts was $0.1 million. We did not write-off any customer receivables through the first nine months of 2007.

Accrued Liabilities

The preparation of our consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect our reported amount of accrued liabilities at the date of the financial statements and the reported amount of expenses during the period.

Significant estimates may be required to determine the amount, if any, of charges for transport, signaling and other facility related expenses that may have been incurred but not yet invoiced. We have cutoff processes and controls in place to identify accrual amounts where invoices have been received after the period end. Where we believe products or services have been received, but no invoice has been received, we develop accrual estimates.

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At September 30, 2007, our disputed charges accrual was approximately $1.8 million. Of this amount, $0.4 million is related to one dispute. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes. See Part II, Item 1 “Legal Proceedings.”

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon our estimated annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 , Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 (Accounting for Income Taxes). FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition for the nine months ended September 30, 2007.

Stock-Based Compensation

We established the 2003 Stock Option and Stock Incentive Plan, or the 2003 Plan, which provides for issuance of options and restricted stock for up to 1,600,000 shares under incentive stock option and nonqualified stock option agreements to our eligible employees, officers and independent contractors. We authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Plan in February 2006, May 2006 and July 2006, respectively. The 2003 Plan provides for the issuance of options and restricted stock for up to 4,650,000 shares at both December 31, 2006 and September 30, 2007.

Under the 2003 Plan, employees, officers and directors have been granted options to acquire shares of our common stock. The number of shares, exercise price of the shares, and vesting conditions are determined by a committee selected by our board of directors. Under the 2003 Plan, options generally vest ratably over four years and have a maximum term of 10 years as long as the option holder remains an employee of ours.

In October 2007, we approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) to become effective immediately prior to the consummation of the IPO. The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017.

We currently record stock-based compensation expense in connection with any grant of options to our employees and independent contractors. We record stock-based compensation expense associated with our stock options in accordance with SFAS No. 123(R) (Share-Based Payment), which requires us to calculate the expense associated with our stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

As of January 1, 2005, we adopted SFAS No. 123(R) using the modified retrospective method. The modified retrospective method requires the prior period financial statements to be restated to recognize compensation cost in the amounts previously reported in the pro forma footnotes.

We follow the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2007, we have issued 10,000 stock options to contractors. The following table shows the fair value of one share of our common stock on each stock option grant date during the year ended December 31, 2006 and the first three quarters of fiscal 2007:

Grant Date	Number of Stock Options Issued	Weighted Average Fair Value of One Share of Common Stock
First Quarter 2006	920,825	$1.17
Second Quarter 2006	397,500	1.33
Third Quarter 2006	258,650	2.56
Fourth Quarter 2006	778,400	3.68
First Quarter 2007	—	4.09
Second Quarter 2007	131,650	4.14
Third Quarter 2007	77,950	8.26

Total	2,564,975

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model for the nine months ended September 30, 2007 and the year ended December 31, 2006 with the following assumptions:

	September 30, 2007	December 31, 2006
Expected life	10 years	10 years
Risk-free interest rate range	4.7%-5.1%	4.7%-5.1%
Expected dividends	—	—
Volatility	39.6%-40.1%	34.4%-41.6%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 40.1% at September 30, 2007.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $3.38 and $0.72 for the nine months ended September 30, 2007 and 2006, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2007 and 2006 was approximately $0.5 million and less than $0.1 million, respectively.

Legal Contingencies

We are currently involved in various claims and legal proceedings including our dispute with Level 3. See Part II, Item 1 “Legal Proceedings.” We review the status of each significant matter quarterly and assess our financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2006 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Revenue	$22,617	$13,680	$60,740	$37,864
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	8,199	5,225	21,417	14,621
Operations	3,354	2,984	11,734	8,150
Sales and marketing	392	354	1,235	1,149
General and administrative	3,467	964	7,373	2,785
Depreciation and amortization	2,795	1,761	7,766	4,464
Loss (gain) on disposal of fixed assets	23	—	(138)	—

Total operating expense	18,230	11,288	49,387	31,169

Income from operations	4,387	2,392	11,353	6,695

Other (income) expense
Interest expense, including debt discount of $30, $41, $107 and $88, respectively	395	370	1,318	848
Interest income	(222)	(210)	(639)	(556)
Change in fair value of warrants	681	302	2,312	727

Total other expense	854	462	2,991	1,019

Income before income taxes	3,533	1,930	8,362	5,676
Provision(benefit) for income taxes	1,561	(253)	3,911	157

Net income	$1,972	$2,183	$4,451	$5,519

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue increased to $22.6 million in the three months ended September 30, 2007 from $13.7 million in the three months ended September 30, 2006, an increase of 65.0%. The increase in revenue was primarily due to an increase of minutes of use to 10.7 billion minutes processed in the three months ended September 30, 2007 from 6.5 billion minutes processed in the three months ended September 30, 2006, an increase of 64.6%.

The increase in third quarter revenues was primarily related to increases in the number of minutes processed by the Company’s network as a result of further penetration of current markets and customers, as well as the entry into 22 new markets during the first nine months of 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2006 of $18.2 million increased $6.9 million, or 61.1%, from $11.3 million for the three months ended September 30, 2006. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $8.2 million in the three months ended September 30, 2007, or 36.3% of revenue, from $5.2 million in the three months ended September 30, 2006, or 38.0% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 276 switch locations to 749 switch locations at September 30, 2007 from 473 switch locations at September 30, 2006. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of September 30, 2007 grew to 24 compared to 14 locations at September 30, 2006.

Operations Expenses. Operations expenses increased to $3.4 million in the three months ended September 30, 2007, or 15.0% of revenue, from $3.0 million in the three months ended September 30, 2006, or 21.9% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained constant at $0.4 million in the three months ended September 30, 2007, or 1.8% of revenue, compared to $0.4 million in the three months ended September 30, 2006, or 2.9% of revenue. We have successfully increased revenues while maintaining the same size of the sales and marketing force at September 30, 2007.

General and Administrative Expense. General and administrative expense increased to $3.5 million in the three months ended September 30, 2007, or 15.5% of revenue, compared with $1.0 million in the three months ended September 30, 2006, or 7.3% of revenue. The increase in our general and administrative expense is primarily due to higher professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Part II, Item 1 “Legal Proceedings.”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.8 million in the three months ended September 30, 2007, or 12.4% of revenue, compared to $1.8 million in the three months ended September 30, 2006, or 13.1% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.5 million was recorded in the three months ended September 30, 2007 related to the conversion of new switch equipment in our New York location.

Loss (gain) on disposal of fixed assets. In September 2007, we disposed of equipment that resulted in a loss of approximately $23,000.

Other (Income) Expense. Other expense increased to $0.9 million in the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006. The change in fair value of warrants of $0.7 million for the three months ended September 30, 2007 increased by $0.4 million compared to the same period in 2006.

Provision for Income Taxes. Provision for income taxes of $1.6 million for the three months ended September 30, 2007 increased by almost $1.9 million compared to the tax benefit of $0.3 million for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 44.2%.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue of $60.7 million for the nine months ended September 30, 2007 increased $22.8 million, or 60.2%, from $37.9 million for the nine months ended September 30, 2006. Minutes of use billed of 29.2 billion minutes processed for the nine months ended September 30, 2007 increased by 11.8 billion minutes, or 67.8%, from 17.4 billion minutes processed in the nine months ended September 30, 2006.

The number of markets in which we operate increased to 56 at September 30, 2007 from 26 at September 30, 2006. The average fee per minute for the nine months September 30, 2007 of $0.0021 decreased slightly from an average fee per minute of $.0022 for the same period in 2006.

Operating Expenses. Operating expenses of $49.4 million for the nine months ended September 30, 2007 increased $18.2 million from $31.2 million for the nine months ended September 30, 2006, or 81.4% and 82.3% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses of $21.4 million for the nine months ended September 30, 2007, or 35.3% of revenue, increased from $14.6 million for the nine months ended September 30, 2006, or 38.5% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 276 switch locations to 749 switch locations at September 30, 2007 from 473 switch locations at September 30, 2006. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of September 30, 2007 grew to 24 compared to 14 locations at September 30, 2006.

Operations Expenses. Operations expenses of $11.7 million for the nine months ended September 30, 2007, or 19.3% of revenue, increased $3.5 million compared to $8.2 million for the nine months ended September 30, 2006, or 21.6% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense of $1.2 million for the nine months ended September 30, 2007, or 2.0% of revenue, increased slightly from $1.1 million for the nine months ended September 30, 2006, or 2.9% of revenue. We have successfully increased revenues while maintaining the same size of the sales and marketing force.

General and Administrative Expense. General and administrative expense increased to $7.4 million in the nine months ended September 30, 2007, or 12.2% of revenue, from $2.8 million for the nine months ended September 30, 2006, or 7.4% of revenue. The increase in our general and administrative expense is primarily due to higher professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Part II, Item 1 “Legal Proceedings.”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.8 million in the nine months ended September 30, 2007, or 12.9% of revenue, compared to $4.5 million in the nine months ended September 30, 2006, or 11.9% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets along with accelerated depreciation of $1.3 million, recorded in the nine months ended September 30, 2007, which was related our conversion to new switch equipment in our Atlanta, Miami and New York locations.

Loss (gain) on disposal of fixed assets. We sold equipment in January 2007 and May 2007 in which we received a total of approximately $0.2 million. The equipment did not have any carrying value at the time of sale. In March 2007, June 2007 and September 2007, we disposed of equipment that resulted in a loss of approximately $0.1 million.

Other (Income) Expense. Other expense increased to $3.0 million in the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. The change in fair value of warrants of $2.3 million for the nine months ended September 30, 2007 increased by $1.6 million compared to the same period in 2006.

Provision for Income Taxes. Provision for income taxes of $3.9 million for the nine months ended September 30, 2007 increased by $3.7 million compared to $0.2 million for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 46.8%.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of preferred shares and equity, and borrowings under our credit facility. Our principal uses of cash have been capital expenditures for switch equipment, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures for switch equipment and working capital.

At September 30, 2007 we had cash and cash equivalents of $21.5 million, which represents an increase of $1.4 million from December 31, 2006. The increase was primarily due to $17.8 million of cash provided by operations offset by $11.3 million in net cash used to finance capital expenditures and $5.1 million of cash used for stock issuance cost and principal payments on long-term debt.

Our capital expenditures of $11.5 million and $10.7 million in the nine months ended September 30, 2007 and 2006, respectively, related primarily to the installation of switching equipment in existing and new locations.

Working capital at September 30, 2007 of $15.3 million decreased $2.9 million from $18.2 million at December 31, 2006. The decrease in working capital at September 30, 2007 is due primarily to an increase in accounts payable and accrued expenses partially offset by an increase in receivables, deferred tax and other assets.

Cash provided by operations for the first nine months of 2007 of $17.8 million was attributable to net income of $4.5 million plus non-cash charges, primarily amortization and depreciation and the change in fair value of warrants, of $11.7 million and $6.4 million due to an increase in accounts payable and accrued liabilities, less $3.4 million due to an increase in accounts receivable and $1.4 million due to an increase in other current assets.

Cash used in investing activities for the first nine months of 2007 was $11.3 million. The Company invested $11.5 million in the purchase of switch equipment, partially offset by the proceeds from the sale of equipment of $0.2 million.

Cash used in financing activities for the first nine months of 2007 was $5.1 million. The Company repaid $4.2 million of principal on the outstanding debt and paid $0.9 million in costs associated with issuing common stock.

The Company completed its IPO in November 2007. The net proceeds from the Company’s IPO were approximately $92.0 million, which are invested in money market mutual funds and other money market securities with original maturities of 90 days or less.

We believe that cash flows form operating activities, including the proceeds from our November IPO, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months. We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisitions or strategic opportunities.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which provided us with up to $19.5 million in available credit. For further discussion of this credit facility see footnote 5 to the unaudited financial statements included within this report.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the nine month periods ended September 30, 2006 and 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We invest our excess cash in short-term high-grade commercial paper whose carrying values approximate market. We do not enter into investments for trading or speculative purposes. As of September 30, 2007 we had approximately $21.5 million in cash and cash equivalents invested daily. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. Accordingly, we believe that the consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal or regulatory proceedings arising in the normal course of our business. Aside from the matters discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Level 3 State Regulatory Proceedings. In February 2007, Level 3 notified us that they were terminating two contracts under which we delivered transit traffic to Level 3 in a number of states. That same month, we began filing regulatory proceedings in eight states, asserting that we have the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of our third party carrier customers. We have also asserted in these proceedings that we have the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. We currently continue to terminate traffic to Level 3 in these eight states. The traffic we terminated to Level 3 in these eight states accounted for approximately 9.8% of our total traffic during the first nine months of 2007. The following summarizes the status of these proceedings:

Illinois. On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected with us and finding that we should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with us under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of our attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007 the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. We do not anticipate a ruling on the merits of Level 3’s appeal of the Illinois Commission’s July 10 order until at least 2008.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name Neutral Tandem as a defendant in its federal court action, we plan to file a motion to intervene in the proceeding.

On August 13, 2007, we filed a petition in the Circuit Court of Cook County, Illinois seeking enforcement of that part of the Illinois Commission’s July 10 decision requiring Level 3 to pay 80% of our attorneys’ fees and costs. We are also seeking an award of punitive damages against Level 3. On October 1, 2007, the Circuit Court of Cook County ordered us to file a motion to enforce the Illinois Commission’s attorneys’ fee award on or before October 10, 2007. The Circuit Court ordered Level 3 to file any response to our motion to enforce on or before November 7, 2007 and ordered us to file any reply on or before November 21, 2007. On December 3, 2007, the court held a hearing on our motion to enforce and set a January 14, 2008 ruling date for the motion.

Georgia. On June 19, 2007, the Georgia Public Service Commission, or the Georgia Commission, adopted the recommended findings of the staff of the Georgia Commission, which the staff had issued on June 12, 2007. On August 27, 2007, the Georgia Commission issued an Order Mandating Direct Interconnection and finding, among other things, that: (i) Level 3 must remain directly connected with us, (ii) we should not be required to pay reciprocal compensation or any other additional fee to Level 3 as a condition of such direct interconnection, (iii) we must pay all reasonable costs of direct interconnection and (iv) it is unreasonably discriminatory for Level 3 to require that we pay reciprocal compensation, or some other fee, or collect reciprocal compensation payments from its carrier customers to pass on to Level 3, as a condition of direct interconnection. On September 6, 2007, Level 3 filed with the Georgia Commission a petition for rehearing and reconsideration of the August 27 order. On September 21, 2007, we filed an opposition to Level 3’s petition for reconsideration. On November 20, 2007, the Georgia Commission orally denied Level 3’s petition for rehearing and reconsideration. We anticipate that the Georgia Commission will issue a written order confirming its denial of Level 3’s petition.

New York. On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with us to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. The NYPSC has not yet set a schedule for resolution of that proceeding.

Connecticut. On June 20, 2007, the Connecticut Department of Public Utility Control, or the CDPUC, held that the evidentiary record developed to date did not warrant CDPUC intervention at this time, but ordered the parties to make a good-faith effort to resolve their dispute pursuant to a settlement that produces a nondiscriminatory commercial agreement governing the delivery of tandem transit traffic by us to Level 3. The CDPUC also stated that it retained jurisdiction over the dispute and, if the parties were unable to arrive at a commercial agreement by November 1, 2007, the parties were required to report the details of their negotiations to the CDPUC no later than November 15, 2007. On November 6, 2007, Level 3 filed with the CDPUC a purported “Report on Negotiations For A Commercial Traffic Exchange Agreement and Request For Final Decision” (“Report”). On November 15, 2007, we filed a motion to strike Level 3’s Report. In our November 15 motion, we also requested that the CDPUC convene an in-person technical meeting to establish an appropriate procedural schedule for the Connecticut proceeding. On November 28, 2007, Level 3 responded to our motion to strike and request for a technical meeting. On December 5, 2007, we filed a reply in support of our motion to strike and request for a technical meeting. The CDPUC has not ruled on our motion to strike and request for meeting.

Florida. On February 26, 2007, we filed a petition against Level 3 before the Florida Public Service Commission, or the Florida Commission. On June 27, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether our case should proceed to a hearing on the merits. In its recommended ruling, the staff found that the Florida Commission had jurisdiction over the dispute and that our service benefits competition. The staff of the Florida Commission also suggested that we did not make an adequate demonstration of standing to pursue the matter. On July 9, 2007, we voluntarily withdrew our petition and on July 11, 2007, we filed a revised petition with the Florida Commission. Our revised petition includes additional legal arguments and information we hope will demonstrate that we have standing. On July 25, 2007, Level 3 filed a motion to dismiss our revised petition. On August 3, 2007, we filed our opposition to Level 3’s motion to dismiss our revised petition. On September 21, 2007, the Florida Commission issued an order directing the parties to file supplemental briefs to address issues related to Level 3’s motion to dismiss our revised petition. The parties filed their supplemental briefs on October 5, 2007. On November 20, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether our revised petition should proceed to a hearing on the merits. In its recommended ruling, the staff again found that the Florida Commission had jurisdiction over our petition and that our service benefits competition. The staff of the Florida Commission suggested, however, that we did not have standing to pursue the matter. The Florida Commission is scheduled to consider staff’s recommendation at an agenda conference on January 8, 2008.

California. On March 2, 2007, we filed a complaint with the California Public Utility Commission, or the CPUC, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On June 4 and 5, 2007, hearings were held before a California Commission Administrative Law Judge. There is no date certain by which the Administrative Law Judge must issue a ruling.

Minnesota. On March 6, 2007, we filed a complaint with the Minnesota Public Service Commission, or the MPSC, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPSC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and Recommendation,” recommending, among other things, that (1) the MPSC has authority to grant us the relief we seek in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between us and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on us and not on the only other tandem transit service provider in the State; (4) Level 3’s efforts to impose a termination fee on us is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, we filed our reply to Level 3’s exceptions. There is no date certain by which the MPSC must rule on Level 3’s exceptions.

Michigan. On March 2, 2007, we filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with us; (2) Level 3 shall not require us to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on us a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with us; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-discriminatory rates and conditions for their continued direct interconnection.

As a result of rulings in the Illinois, Connecticut, New York, and Michigan proceedings, we have attempted to negotiate new interconnection agreements with Level 3 for each such state. Future rulings in additional states may also require that we negotiate one or more agreements for each such state. It is possible that disputes may arise during these negotiations that may cause us or Level 3 to seek additional regulatory or judicial relief. As described above, Level 3 also has appealed the Illinois Commission’s decision. Level 3 may also seek reconsideration, appeal or otherwise challenge one or more of any other existing or prospective ruling described above. Although we believe our position is meritorious, and we will continue to assert it vigorously in any such additional proceeding, there can be no assurance that we will prevail. In any event, our efforts could have a material adverse effect on our results of operations and financial condition because of, among other things, legal costs, diversion of management resources and other factors.

Additional State Proceedings. After we commenced the state proceedings described above, Level 3 initiated regulatory proceedings in additional states. In these proceedings, Level 3 requested orders from the relevant state regulatory bodies directing us to notify our customers that we would not be able to terminate transit traffic directly to Level 3 and/or allowing Level 3 to disconnect the interconnection facility. In some states, Level 3 also sought to institute a per minute charge of $0.001 per minute of use. We believe that under applicable law, we would have prevailed in these actions if the matter had proceeded to a hearing on the merits. After filing submissions to prevent Level 3 from disconnecting existing direct interconnections in some of the additional states, we elected not to pursue further our right to maintain direct interconnection to Level 3 in these additional states and moved to dismiss the proceedings in those states. We no longer directly terminate traffic to Level 3 in these additional states. The traffic we terminated to Level 3 in these additional states accounted for approximately 1.5% of our revenue during the first nine months of 2007. In September and October 2007, Level 3 voluntarily withdrew its petitions for disconnection in each of the states in which it had initiated regulatory proceedings against us.

Level 3 Billing Disputes. We are also engaged in various billing disputes with Level 3 regarding amounts Level 3 claims we owe it and amounts we claim Level 3 owes us. Although there can be no assurance as to the ultimate resolution of these disputes, we do not believe they will have a material adverse effect on our business, results of operations or financial condition.

Verizon Wireless. In July 2006, Verizon Wireless notified us that it wished to terminate its existing Master Service Agreement. As a consequence of this notification, we potentially would be unable to terminate traffic to Verizon Wireless customers in the three markets in which we are directly connected with Verizon Wireless. In response to the notification, in August 2006, we filed a petition for interconnection with the FCC. The petition argues that direct connection with Verizon Wireless is in the public interest because it furthers competitive choices in tandem services and strengthens the network reliability of the public switched telephone network. We have written submissions supporting our petition for interconnection from various sources, including the New York Department of Public Services, the cities of New York and Chicago, AT&T and others. To our knowledge, the FCC has never ordered a wireless carrier to provide interconnection. On December 4, 2007, the FCC disclosed that a draft order had been circulated to the FCC commissioners addressing our petition, but the contents of the draft order have not been disclosed. There can be no assurance that the FCC will issue an order, or if it does issue an order, when the order would be issued or whether FCC would rule in favor of our petition for interconnection. We and Verizon Wireless have also disclosed to the FCC that the parties have engaged in negotiations to seek the resolution of the matter. There can be no assurance as to the successful outcome of these negotiations. While we currently directly terminates transit traffic to Verizon Wireless in only three markets, if the FCC denies or does not rule on our petition, or the parties are unable to reach a negotiated resolution of the matter, the future growth of our business and the attractiveness of our service offerings could be materially and adversely affected.

Verizon. We are considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which we feel is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Prospectus dated November 1, 2007 that we filed pursuant to Rule 424(b)(4), which could materially affect our business, financial condition or future results. The risks described in our Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those previously disclosed in the Prospectus referenced above.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date:	December 14, 2007	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date:	December 14, 2007	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer
(Principal Financial and Accounting Officer)