Form 10-K
period 2007-12-31
Neutral Tandem Inc
filed 2008-03-05
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33778

NEUTRAL TANDEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1786871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One South Wacker Suite 200 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 384-8000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant consummated its initial public offering on November 7, 2007. Accordingly, as of June 29, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on February 15, 2008, was $293,446,000 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2008, the registrant had 31,003,962 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007 are incorporated by reference in Part III of this Form 10-K.

NEUTRAL TANDEM, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic was through the use of the incumbent local exchange carriers’, or ILECs, tandem switches. Under certain interpretations of the Telecommunications Act, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

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

As of December 31, 2007 we had 78 major competitive carriers and non-carriers connected to our network. We provide service to several competitive carriers and non-carriers in the United States, including wireless carriers such as Sprint Nextel Corp., T-Mobile USA, Inc., MetroPCS Wireless Inc., U.S. Cellular Corporation, and AT&T Mobility LLC (these wireless carriers represented 56.4% of our total 2007 fiscal year revenues); wireline carriers such as Paetec Communications, McLeodUSA Inc., MCI/Verizon Business, AT&T, and Sprint Communications, L.P. (these wireline carriers represented 9.5% of our total 2007 fiscal year revenues); cable companies such as Comcast Cable Communications, Inc., Cablevision Systems Corporation, RCN Corporation and Cox Communications Inc. (these cable carriers represented 14.5% of our total 2007 fiscal year revenues); and non-carriers such as Vonage Holdings Corp., Broadvox Carrier Services, LLC, Intelepeer, Inc., Teleblend Resources and Unipoint (these non-carriers represented 4.2% of our total 2007 fiscal year revenues). We believe the foregoing customers are representative of our customer base. Revenues for our 2007 fiscal year were allocated among these categories of customers as follows: wireless carriers (59.7%), wireline carriers (21.3%), cable companies (14.5%) and non-carriers (4.5%). Our network currently carries approximately 4.1 billion minutes of traffic per month and is capable of terminating calls to an estimated 255 million assigned telephone numbers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe that we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

Since commencing service in February 2004, we have grown rapidly and operate in 64 markets as of December 31, 2007. For the year ended December 31, 2007, we increased revenue to $85.6 million, an increase of 61.8% compared to the year ended December 31, 2006, and net income was approximately $6.3 million compared to net income of $4.7 million for the year ended December 31, 2006. Our income from operations for the year ended December 31, 2007 was $17.7 million compared to $5.5 million for the year ended December 31, 2006.

Our Industry

In recent years, a wide array of new services and technologies has emerged as competitive alternatives to ILEC services for consumer and enterprise telephony. The increasingly diverse market now includes wireless, wireline and cable and broadband telephony companies. As these competitive carriers have expanded their customer base, the amount of traffic exchanged between them has also increased and is expected to grow in the future. For example:

•

IDC Research estimates that the number of wireless subscribers in the U.S. is expected to grow from 236.5 million as of year end 2006 to over 314.0 million as of year end 2011, representing a compounded annual growth rate, or CAGR, of 5.8% (IDC, May 2007, U.S. Mobile Consumer 2007-2011 Forecast: Emerging Challenges of a Rapidly Maturing Market).

•

CTIA reported that U.S. wireless minutes of use exceeded 1 trillion in the first half of 2007, representing an 18% increase compared to the same period in 2006 (CTIA, 2007, CTIA’s Semi-Annual Wireless Industry Survey).

•

IDC Research estimates that the number of consumer VoIP broadband subscribers in the U.S. is expected to grow from 10.1 million as of year-end 2006 to 45.8 million by the end of 2011, representing a CAGR of approximately 35.4% (IDC, September 2007, U.S. Residential VoIP Services 2007-2011 Forecast: The Race is Just Beginning).

•	AT&T, Verizon, Qwest and Embarq, the four largest ILECs in the U.S., reported total access line losses of approximately 10 million in 2007, representing a decrease of approximately 7.5%.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.4 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 722 million, or 52% of the total 1.4 billion, telephone numbers assigned primarily to competitive carriers.

Prior to the introduction of our services, competitive carriers had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting to the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers resorted to utilizing the ILEC tandem as the primary method of exchanging traffic. The ILECs often required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

Growth in intercarrier traffic switched through ILEC tandems has created switch capacity shortages known in the industry as ILEC “tandem exhaust,” where overloaded ILEC tandems become a bottleneck for competitive carriers. This has increased call blocking and given rise to service quality issues for competitive carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem.

The following diagrams illustrate interconnecting via the ILEC tandem networks and an example of interconnecting via our managed tandem network.

The second alternative for exchanging traffic, prior to us, was by directly connecting competitive carrier switches to each other. Implementing direct switch-to-switch network connections between all competitive switches in a market is very challenging. For example, in order to completely bypass the ILEC tandem network, a market with 100 competitive switches would require 9,900 direct one-way switch-to-switch connections. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally makes them uneconomical for all but the highest traffic switch combinations and an impractical network-wide solution.

Competitive carriers are also interested in ways to reduce the risk of network failure. The Recommendations of the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, which was prepared for the FCC, noted the need for tandem diversity. The panel highlighted that the impact of an ILEC tandem failure due to the failure of routing paths into tandems in New Orleans in August 2005 led to the inability of local carriers to exchange and complete calls and the inability of long distance calls to enter or leave areas served by the tandem.

Our solutions potentially help minimize these network failures and interconnection problems by offering physically diverse tandem switching facilities and transmission paths that increase network reliability. We also simplify the ordering, provisioning and capacity management requirements of our customers, and seek to leverage our extensive interconnection network and proprietary technology to capitalize on the growth of intercarrier traffic.

Our Services

Our services allow competitive carriers to exchange traffic between their networks without using an ILEC tandem or establishing direct connections. Each competitive carrier that connects to our network generally gains access to all other competitive carriers’ switches connected to our network.

Once connected to our network, carriers can route their traffic to other destinations (telephone numbers) that are addressable by our network. We charge on a per-minute basis for traffic switched by our network. We have an established system for monitoring and tracking customer traffic volumes, and have historically been able to predict these volumes with relative accuracy. Our customers typically use our services for all, or the majority of, their tandem switching needs if our network connects to the desired final destination.

As a core component of our service offering, we actively manage network capacity between our tandem switches and customers’ switches, which results in improved network quality and reduced call blocking. By constantly monitoring traffic levels and projecting anticipated growth in traffic, we are generally able to provide on a timely basis additional circuits between customer switches and our network to meet increased demand. This feature saves competitive carriers substantial time and effort in managing their interconnection network, improves their customers’ experience, reduces trouble tickets and allows them to focus more on their core business. We are not aware of any other company that provides a managed tandem service which includes active management of capacity to and from the tandem.

We use proprietary software tools (one of which is patent-pending) to manage and track routing combinations associated with hundreds of millions of telephone numbers. Our services include ongoing customer notification of new routing options that become available as we add new customers to our network or enter new markets. We also provide our customers with invoices, management reports and call detail records in paper and electronic formats along with monthly savings summary reports. ILECs do not currently provide customers with many of these value-added services.

Our managed tandem network includes technologically advanced IP and Time Division Multiplexing, or TDM, switching platforms linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional TDM traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality.

Our network, as of December 31, 2007, connects 891 unique competitive carrier switches, creating up to 792,990 unique switch-to-switch routes serving an estimated 255 million telephone numbers assigned to these carriers. In the quarter ended December 31, 2007, our network carried approximately 4.1 billion minutes of traffic per month.

Our Strengths

We believe the following strengths differentiate us and position us for continued growth.

•

Market Leading Position.    By being “first-to-market” in the metropolitan areas we serve, we have built significant scale for carrier interconnections and access to terminating telephone numbers. We provide service in 64 markets and have become an integral part of many of our customers’ networks, gaining significant industry knowledge of how they manage and engineer interconnections.

•

Strong “Network Effect.”    The value of our service offering increases with the number of carriers and non-carriers connected to our network. The addition of each new customer to our network allows the new customer to route traffic to all of our existing customers and allows all of our existing customers to route traffic to the new customer. The “network effect” of adding an additional customer to our platform creates a significant opportunity for existing customers to realize incremental savings by increasing the volume of traffic switched by our tandem network.

According to Metcalf’s law, the “value” or “power” of a network increases in proportion to the square of the number of nodes (interconnected switches) on the network. For example, we currently interconnect 891 competitive switches, which provides a possible 792,990 revenue opportunities for us and savings opportunities for our customers. The 892nd interconnection will potentially add up to 1,782 new revenue opportunities for us and savings opportunities for our existing customers.

•

Network-Neutral Position.    Unlike the ILECs, we are positioned as a neutral, third party tandem service provider and generally do not directly compete with our customers. Therefore, we do not have the traditional competitive tensions and conflicts of interest of an ILEC in providing tandem interconnection services. We believe any new entrant would need to match our position of neutrality in order to compete effectively with us.

•	Large and Growing Market. The continuing shift of telecommunications traffic away from conventional ILEC phone lines to the wireless, broadband, cable telephony and other wireline segments, provides opportunities for us to continue to expand our business. ILEC access lines declined by approximately 10 million during the 12 months ending December 31, 2007. Between June 2006 and June 2007, wireless subscribers grew by 23.8 million (CTIA, Mid-Year 2007 Wireless Industry Survey). According to the IDC, consumer VoIP broadband subscribers grew by an estimated 8.1 million subscribers during 2007 (IDC September 2007, U.S. Residential VoIP Services 2007-2011 Forecast: The Race is Just Beginning). Our tandem network was designed to serve the interconnection needs of these rapidly growing segments of the communications market, and since the initiation of our service in 2004, we feel we have built strong relationships with a majority of the leading carriers in these segments, which we believe provides opportunities for us to grow with our customers.

•

Adaptable Technology and Proprietary Software Tools.    Our switching architecture utilizes platforms manufactured by Sonus Networks, Inc. and Nortel Networks Corp. We have deployed a full suite of Sonus Networks’ solutions which enables us to interconnect to customers on either a TDM or IP interface. In addition, we support both conventional Signaling System #7 and Session Initiation Protocol call routing. Session Initiation Protocol is an application-layer control (signaling) protocol for creating, modifying and terminating realtime IP communications sessions with one or more participants. These sessions include Internet telephone calls, multimedia distribution and multimedia conferences. Signaling System #7 is a set of telephony signaling protocols which are used to set up the vast majority of the world’s Public Switched Telephone Network calls.

In addition, patent-pending proprietary software tools help us to manage the complicated routing scenarios required to terminate traffic to hundreds of millions of telephone numbers and support our network. The software allows us to quickly identify new routing opportunities between carriers and to help optimize our customers’ interconnection costs, which leads to improved customer service.

We believe the adaptability and flexibility of our technology enables us to provide more robust service offerings, to interconnect a wider range of traffic types and to adapt our service offerings more efficiently than the ILECs, which predominantly employ legacy Class 4 TDM-only circuit switching technology for tandem switching.

•

Experienced Management Team.    We have an experienced management team committed to further expanding our market position. Our senior management has an average of 21 years of industry experience at companies such as AT&T, Comcast Cable Communications, Inc., Focal Communications Corporation (now part of Level 3 Communications Inc.) and MCI (now part of Verizon).

Our Strategy

Our strategy is focused on expanding our business by increasing the share of telecommunications traffic that our network can serve. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•

Broaden our geographic presence.    Our managed tandem services, as of December 31, 2007, are currently available in 64 markets, serving an estimated 255 million assigned telephone numbers out of a potential addressable market of 432 million telephone numbers assigned to competitive carriers in these 64 markets. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user, as described in “Glossary.” Our expected market expansion plan during the 12 months following December 31, 2007 includes 25 new markets. The new markets increase our potential addressable market coverage opportunity to an estimated 566 million assigned telephone numbers to competitive carriers. Many of our existing customers provide service in one or more of these new markets. We intend to market our services to our customers in these new markets.

•

Expand our customer base.    As our network expands, our market opportunity will include additional competitive carriers (particularly regional wireless carriers and cable companies) and non-carriers that are not in the markets we currently serve. Many of these potential customers are among the fastest growing carriers in their service areas. In selecting new markets into which we plan to expand, our sales and marketing organization reviews each new market to identify possible new customers.

•

Grow customer traffic.    Three factors principally drive traffic growth from customers: routing opportunities to new customers, routing opportunities in new markets and growth in our customers’ traffic volumes. As we add new customers to our network, we receive incremental revenue from the new customer and from all existing customers terminating traffic to the new customer. This “network effect,” our expansion strategy and focus on serving the fastest growing segments of the competitive telephony industry positions us well to grow customer traffic.

•

Increase the types of traffic we exchange.    Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. As a result, our service offerings now include the capability of switching and carrying traffic between multiple markets and among different types of customers. With one point of access, our customers are able to increase the number of minutes that are switched by our network. We believe that this significant base of interconnected customers and future access to more markets will provide opportunities for further growth in our business.

Our Customers

We principally serve competitive carriers, which represented approximately 95.5% of our revenues for our 2007 fiscal year, with non-carriers accounting for the remaining 4.5%. As of December 31, 2007, we have 72 carriers originating traffic and 78 carriers connected to our network. Our contracts with our top five customers represented approximately 61% of our total revenue through December 31, 2007. Our two largest customers, Sprint Nextel and T-Mobile, accounted for 26% and 14%, respectively, of our total revenues for the year ended December 31, 2007. Our contracts with customers do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. However, while we have lost customers’ traffic in specific routes, since initiating service we have not had any significant customer cease using our services completely. We generate revenue for our managed tandem services by charging tandem transit fees to the originating carrier of the call on a minute of use basis. For the year ended December 31, 2007, wireless and cable companies represent approximately 21% of our customer base and account for approximately 74.2% of our revenue.

Since our carrier customers typically interconnect with us in all of their markets where we have a presence, by entering new markets, we have the ability to increase our revenues. In addition, we expect to broaden our customer base by targeting competitive carriers that are not current customers or that operate in markets that we do not yet serve. Approximately 47% of our 74 originating carriers currently use our services in more than one market.

Our principal customers include:

Wireless Carriers	Cable Companies	Broadband Providers	Wireline
Sprint/Nextel	Comcast	Vonage	Paetec
T-Mobile USA	Cablevision	Broadvox	McLeodUSA
MetroPCS	RCN	Intelepeer	MCI/Verizon Business
U.S. Cellular	Cox	Teleblend	AT&T
AT&T Mobility		Unipoint	Sprint Communications

Our Markets

Our managed tandem services are currently available in the following 64 markets:

Los Angeles, CA	Seattle, WA	Toledo, OH	Pensacola, FL	New Orleans, LA
New York, NY	Philadelphia, PA	Jacksonville, FL	Peoria, IL	Birmingham, AL
Chicago, IL	Tampa, FL	Fort Myers, FL	Bloomington, IN	Columbia, SC
San Francisco, CA	Minneapolis, MN	Buffalo, NY	Rockford, IL	Greenville, SC
Boston, MA	Hartford, CT	Albany, NY	Evansville, IN	Jackson, MS
Dallas, TX	Columbus, OH	Gainesville, FL	Springfield, IL	Knoxville, TN
Detroit, MI	Nashville, TN	Dayton, OH	Youngstown, OH	Huntsville, AL
N. New Jersey	Orlando, FL	Madison, WI	Savannah, GA	Poughkeepsie, NY
Atlanta, GA	Milwaukee, WI	Memphis, TN	Akron, OH	Delaware Valley, PA
Miami, FL	Indianapolis, IN	Green Bay, WI	Omaha, NE	Spokane, WA
Washington, DC	Cleveland, OH	Syracuse, NY	Tallahassee, FL	Macon, GA
Phoenix, AZ	Cincinnati, OH	South Bend, IN	Champaign, IL	Manchester, NH
Denver, CO	Sacramento, CA	Rochester, NY	Charleston, SC

Our expected market expansion plan during the 12 month period following December 31, 2007 includes 25 new markets. The new markets increase our potential addressable market coverage opportunity to an estimated 566 million assigned telephone numbers to competitive carriers.

Sales and Marketing

Our sales and marketing organization divides accounts by wireless, cable, wireline and non-carriers and seeks to develop solutions for our customers. Dividing customers in this way allows us to develop industry knowledge about each carrier and a more value-added sales force. Our sales team works closely with our customers to identify and address their needs. We seek to expand the use of our service offerings by our current customers through account managers who are dedicated to specific customer accounts. The sales team conducts weekly meetings to discuss customer activity, best practices and industry trends. In addition to a base salary, the compensation package for the members of our sales team includes incentive arrangements, including quarterly target incentives based on our performance and the individual’s performance, tiered payment structures and negative incentives. The members of our sales organization have an average of 20 years of sales experience and in-depth knowledge of the telecommunications industry.

Our marketing team works closely with the sales team to deliver comprehensive services, develop a clear and consistent corporate image and offer a full range of product offerings. Our marketing efforts are designed to drive awareness of our service offerings. Our marketing activities include direct sales programs, website programs and targeted public relations. We are also engaged in an on-going effort to maintain relationships with key communications industry analysts.

Our Customer Support

Our ordering and provisioning groups form the core of our customer support team. Each group works closely with the different vendor and customer organizations responsible for establishing service. We assign an implementation manager to each account that is responsible for the end-to-end delivery of our services. These managers make daily contact with their customer and help coordinate our local operations teams during implementation. This process helps to improve customer satisfaction, increase customer implementation and promote our revenue realization.

Our network operations center monitors and supports our tandem network 24 hours a day, 365 days a year. The network operations center is responsible for troubleshooting any potential network problems.

Competition

Our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and Qwest) who, according to certain interpretations of the Telecommunications Act, are generally required to provide tandem switching services. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (with some varying rates) set by state public utility commissions.

We also expect to face direct competition from other competitive carriers, including Level 3. Level 3 has entered the tandem switching services market, and, as described below under “Item 3. Legal Proceedings,” has sought to refuse to accept tandem transit traffic we desire to terminate to Level 3.

We also face indirect competition from carriers that directly connect their switches. When there is a significant amount of traffic between two switches, there is an economic incentive to establish such direct connection to remove intermediate switching. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the increased risk that they will direct connect switches exchanging significant traffic and remove that traffic from our tandems. The risk of direct connections is increased as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. Maintaining and coordinating direct connects, however, can be expensive, difficult to manage and time consuming.

We are unable to provide accurate market share information, since no regulatory body or industry association requires carriers to identify amounts of traffic to other carrier types. Traffic in most instances is reported on aggregate levels.

Additionally, other companies may be focusing resources on developing and marketing services that may compete with our services.

The ILECs that provide tandem switching services, as well as many competitive providers, including Level 3, have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them and other potential entrants depends on numerous factors, both inside and outside our control, including:

•	tandem switching rates charged by third party competitors;

•	our competitors’ ability to offer bundled service offerings, such as transit services and inexpensive long distance services;

•	our responsiveness to customer needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to raise capital;

•	our ability to retain and attract key employees;

•	interpretations of or changes to regulatory law;

•	our ability to continue development of technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.

Barriers to Entry

•

Difficulty for New Entrants to Overcome Strong Network Effect.    We believe our four year head-start in establishing our network and interconnecting 891 competitive switches gives us a significant advantage over new entrants who do not have such connections in place. Our value proposition to customers is based on lower cost of transit, superior service quality and neutrality. We believe that any network with fewer interconnections than ours has potentially proportionately less value.

•

Inability to Replicate “Shelf Space” within a Customer’s Switch.    Obtaining new interconnections from competitive carriers may be difficult for new entrants. Each interconnection requires the use of switch ports from the competitive carrier. Switch ports are capital intensive and are traditionally purchased on a just-in-time basis. Competitive carriers may be unwilling to provide switch ports without significant traffic or savings opportunities.

•

Our Established Relationships with Most Major Carriers.    Since our inception, we have built relationships with most of the leading cable and broadband telephony, wireless and wireline providers in the markets we serve. We feel it would be difficult for a new entrant lacking such relationships to readily displace our interconnection network.

Regulation

Overview

Our communications services business is subject to varying degrees of federal and state regulation. We have chosen to operate as a common carrier and therefore are voluntarily subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the Telecommunications Act, which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to their networks. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected services at wholesale prices that complement our ability to terminate traffic. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers when such carriers decide for whatever reason not to utilize our transit service. While our experience has been that competitive carriers usually accommodate such requests, and indeed frequently becomes users of our transit service as well, we are engaged in multiple state regulatory proceedings against Level 3 related to its threat to disconnect existing direct connections between us. See “Item 3. Legal Proceedings.”

The FCC and state regulators are considering a variety of issues that may result in changes in the regulatory environment in which we operate our business. Most importantly, many state and federal proceedings have considered issues related to the ILECs’ pricing of services that compete with our service. To the extent that the regulatory commissions maintain or impose pricing restrictions on the transit rates charged by the ILEC, then the price we compete with is likely to be lower. The trend has generally been to remove pricing restrictions on the ILECs’ rates, thus allowing the prices we compete against to reach a market level, which is often higher than the previous regulated price, but there can be no guarantee that the trend will continue. In addition, the FCC is conducting an extensive proceeding involving intercarrier compensation. One of the issues in the proceeding involves the pricing and regulation of ILEC tandem services, with which we compete. To the extent that the FCC limits or regulates the rates the ILECs’ charge for tandem services, it could have a materially adverse impact on our rates and operations.

Although the nature and effects of governmental regulation are not predictable with certainty, we believe that the FCC is unlikely to enact rules that extinguish our basic right or ability to compete in telecommunications markets. The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business. While many of the regulatory developments do not directly affect our operations, to the extent that they limit our customers’ ability to compete effectively against the ILEC, we are indirectly impacted.

Regulatory Framework

The Telecommunications Act

The Telecommunications Act, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local communications services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of Verizon, Qwest Communications and AT&T.

Among other things, the Telecommunications Act preempts state and local governments from prohibiting any entity from providing communications service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecommunications Act was enacted. Nonetheless, the Telecommunications Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation.

We believe that the Telecommunications Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. To that end, incumbent local exchange carriers are required to allow interconnection of their network with competitive networks. Incumbent local exchange carriers are further required by the Telecommunications Act to provide access to certain elements of their network to competitive local exchange carriers. These rules have helped the development of competitive telecommunications carriers, many of which have become our customers.

We have developed our business, including being designated as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecommunications Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecommunications Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ network. Although we consider it unlikely, based on statements of both telecommunications analysts and Congressional leaders, that Congress would reverse the fundamental policy of encouraging competition in communications markets, we cannot predict whether future legislation may adversely affect our business in other ways.

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide services on a common carrier basis and the FCC has jurisdiction over our services to the extent they are used as part of the origination or termination of interstate or international calls. However, the FCC only has limited jurisdiction over transit services that we provide for delivery of local and intra-state calls.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, but we are subject to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. The rates we can charge for interstate access, unlike our transit services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

The Telecommunications Act is intended to increase competition. Specifically, the Telecommunications Act opens the local services market by (i) requiring incumbent local exchange carriers to permit interconnection to their networks, (ii) by establishing incumbent local exchange carrier obligations with respect to interconnection with the networks of other carriers, (iii) provision of services for resale, (iv) unbundled access to elements of the local network, (v) arrangements for local traffic exchange between both incumbent and competitive carriers, (vi) number portability, (vii) access to phone numbers, (viii) access to rights-of-way, (ix) dialing parity and (x) collocation of communications equipment in incumbent central offices. Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of these arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state communications regulatory commissions.

The Telecommunications Act also eliminated provisions of prior law restricting the RBOCs from providing long distance services and engaging in communications equipment manufacturing. The Telecommunications Act permitted the RBOCs to provide long distance service to customers outside of states in which the RBOC provides local telephone service, immediately upon its enactment. It also permitted a RBOC to enter the long distance market within its local telephone service area upon showing that certain statutory conditions have been met and obtaining FCC approval. The FCC has approved RBOC petitions for in-region long-distance for every state in which these companies operate, and each RBOC is now permitted to offer long-distance service to its local telephone customers. This development has led to increased concentration in the telecommunications industry, which may affect our addressable market. See “Risk Factors—Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI and SBC-AT&T, reduces the need for intercarrier transit service and may limit our growth opportunities,” in Item 1A below. RBOCs have recently petitioned the FCC to remove some of the conditions they had to meet to obtain long-distance approval, including in particular conditions that impose obligations to provide access to RBOC broadband network elements.

Triennial Review Order and Appeals.    As discussed above, the Telecommunications Act requires the incumbent local exchange carriers to provide competitors access to elements of their local network on an unbundled basis, known as UNEs. The Telecommunications Act requires that the FCC consider whether competing carriers would be impaired in their ability to offer telecommunications services without access to particular UNEs. If the FCC requires access to particular UNEs, the incumbent local exchange carriers are required to make available access to these network elements at prices based on TELRIC computed in accordance with FCC guidelines. If the FCC finds that UNE access is not required, the incumbent LEC may still be required to offer access to the element, but not at TELRIC-based prices.

The FCC’s Triennial Review Order of August 2003, substantially revised its rules interpreting and enforcing these requirements. However, a March 2004 court decision required the FCC to reconsider portions of its Triennial Review Order, and as a result the FCC further revised the rules in a Remand Order adopted in late 2004, effective March 11, 2005. The Triennial Review Order denied competitors access to incumbent local exchange carrier packet switching capabilities provided over some fiber loop facilities and severely restricted their access to fiber loops to homes and other “primarily residential” locations such as apartment buildings. The Remand Order stated that incumbent local exchange carriers will no longer be required to provide access to unbundled circuit switching capabilities, which previously allowed carriers the opportunity to resell ILEC services or UNE-P, at incremental cost-based rates. These resale carriers have had to either convert their customers to other arrangements, which may include contractual resale arrangements with the incumbent local exchange carriers, or discontinue serving them.

The FCC Remand Order also required that incumbent local exchange carriers continue to make access available to competitors for high capacity loop and transport UNEs. However, the new rules placed new conditions and limitations on the incumbent local exchange carriers’ obligation to unbundle these elements.

Incumbent local exchange carriers no longer have to provide T-1 and DS-3 UNE transport circuits on routes connecting certain high-traffic central offices. For T-1 transport (including transport as a component of a T-1 EEL), the exception applies if both central offices serve at least 38,000 business lines or have four or more fiber-based colocators. For DS-3 transport, the exception applies if both central offices serve at least 24,000 business access lines or have three or more colocators. There is also a cap of 12 DS-3 transport circuits available on an unbundled basis from an incumbent local exchange carrier on any given route, even where the high-traffic exception does not apply. Similarly, incumbent local exchange carriers no longer have to provide T-1 or DS-3 UNE loops to premises served by certain high-traffic central offices.

These changes in the FCC rules have had several effects on the competitive telecommunications carriers who are our prospective customers. First, the elimination of UNE-P has reduced the market share of resellers and led some former resellers to convert to facilities-based service. This development is positive for us because resellers generally are not potential users of our transit services. Second, the restrictions on the availability of loop and transport UNEs may have contributed to accelerated consolidation among competitive carriers, such as the recent acquisitions of TelCove and Broadwing by Level 3, the acquisition of US LEC by PaeTec, and the merger of CTC Communications, Choice One Communications and Conversent Communications to form One Communications. This development may have a negative impact on us because our business model is based on the existence of many independent carriers who need to exchange traffic with each other. It is difficult to predict the overall effect of these countervailing trends on our future business opportunities.

The availability of UNEs to competitive telecommunications carriers may also be affected by FCC forbearance proceedings. Under Section 10 of the Telecommunications Act, the FCC may forbear from enforcing any provision of the Telecommunications Act if it finds that the provision is no longer necessary to ensure just and reasonable pricing of telecommunications services or to protect consumers, and that forbearance is in the public interest. To date, the FCC has forborne from requiring provision of UNEs at cost-based prices in portions of two metropolitan areas (Omaha, Nebraska, and Anchorage, Alaska), at the request of incumbent LECs, based upon findings of significant competitive provision of telecommunications services by cable television companies in those markets. In both cases, the FCC ruled that the incumbent LEC had to continue providing access to its loop and transport facilities at “just and reasonable” prices, but not necessarily at TELRIC-based prices. In December 2007, the FCC denied similar requests for forbearance by Verizon (for the Boston, Providence, New York, Pittsburgh, Philadelphia, and Virginia Beach-Norfolk metropolitan areas), based on the level of competition existing in those markets at the time Verizon filed its petition in September 2006. Verizon has appealed this decision. The FCC is currently considering a forbearance request by Qwest (for Seattle, Minneapolis-St. Paul, Denver, and Phoenix). If the FCC approves additional forbearance petitions petitions, it could force some competitive carriers to reduce or eliminate their operations in affected metropolitan areas, which may negatively affect our business opportunities. We cannot predict the results of future regulatory or court rulings, or any changes in the availability of UNEs as the result of future legislative changes.

TELRIC Proceeding.    In late 2003, the FCC initiated a proceeding to address the methodology used to price UNEs and to determine whether the current methodology, TELRIC, should be modified. Specifically, the FCC is evaluating whether adjustments should be made to permit incumbent local exchange carriers to recover their actual embedded costs and whether to change the time horizon used to project the forward looking costs. The FCC has taken no action in this proceeding during the past four years and is unlikely to adopt any changes to its rules within the next year, but we cannot be certain as to either the timing or the result of the agency’s action.

Intercarrier Compensation.    In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. In February 2005, the FCC requested further comments on these issues and on several specific proposed plans for restructuring intercarrier compensation. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and this proceeding will likely address those rights or obligations. As part of that docket, on July 24, 2006, a group of large and rural ILECs filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which primarily benefits the ILECs. The Missoula Plan includes provisions regarding tandem transit services. Under the Missoula Plan a carrier may satisfy its transport obligations by a direct interconnection (by using its owns facilities or facilities obtained from another carrier) or by indirect interconnection through a third party tandem transit service. Under the Missoula Plan, tandem transit service would be provided at a rate not to exceed $0.0025 per minute of use for non-access traffic with exceptions for high-volume interconnections and premium or enhanced services. The FCC currently is considering public comments on the Missoula Plan. Independently or in combination with the Missoula Plan, the FCC could make significant changes in the ILEC’s pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates.

We currently generally have no revenue exposure associated with reciprocal compensation for local traffic because our customers are primarily carrier customers, who are responsible for any compensation. We do, however, collect revenue for transit and access charges relating to the termination of local and long distance traffic with other carriers. If the FCC were to reduce what the ILEC can charge for the transiting of local traffic, our revenues would be reduced. We cannot predict either the timing or the result of this FCC rulemaking.

Regulatory Treatment of VoIP.    In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of VoIP providers is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services” that are subject to regulation as common carriers under federal law. The 1998 report also suggested, however, that this regulatory treatment would not apply until after the FCC determined which specific services were subject to regulation. The new FCC proceeding will attempt to determine what, if any, regulation is appropriate for VoIP providers and whether the traffic carried by these providers will be subject to access charges. The principal focus of this rulemaking is on whether VoIP providers should be subject to some or all of the regulatory obligations of common carriers.

The FCC is continuing to consider whether to impose various obligations on VoIP providers. It recently voted to impose requirements to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to require VoIP providers to contribute to the cost of the FCC’s universal service program and to require VoIP providers to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and slow the growth of VoIP providers. Because VoIP providers are potential users of our services, this trend may affect demand for our services.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone and long-distance telephone services in thirty-seven states. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

•	file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

•	comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

•

comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers and content of customer bills), complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

In addition, states have authority under the Telecommunications Act to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the incumbent local exchange carrier, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain collocation in ILEC central offices and interconnection trunks for termination of local traffic to ILEC customers, under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.

Some state governments and their regulatory authorities assert jurisdiction over the provision of transit services, particularly the ILECs’ provision of the service. Various state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at TELRIC rates under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, the Public Utilities Commission of Ohio has an open rulemaking proceeding addressing, among other items, applying TELRIC pricing for transit. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking allows for waivers of pricing rules, which based on the existence of competition the company would pursue if necessary. To date, the FCC has not resolved this dispute over interpretation of the Telecommunications Act, resulting in disparate pricing of these services among the states. The trend has been to reduce the state regulation of transit service, although there are exceptions and there can be no assurance that the trend will continue. Many states also have jurisdiction over interconnections between competitive carriers. Our success in securing interconnections with competitive carriers may be affected by the degree of jurisdiction states exert over such interconnections. See “Item 3. Legal Proceedings.” If a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive transit services generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such an inability may have a material adverse effect on our business.

Intellectual Property

Our success is dependent in part upon our proprietary technology. We rely principally upon trade secret and copyright law to protect our technology, including our software, network design, and subject matter expertise. We enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to and distribution of our software, documentation and other proprietary information. We believe, however, that because of the rapid pace of technological change in the communications industry, the legal protections for our services are less significant factors in our success than the knowledge, ability and experience of our employees and the timeliness and quality of our services.

We have been granted one patent and have two additional patents pending with the U.S. Patent and Trademark Office. The granted patent addresses our core business, the operation of a neutral tandem network. One of the pending patents addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs. The second pending patent covers a set of proprietary operating systems and software developed by us to manage our network. There can be no assurance regarding how, whether or when these additional patents may be granted.

OTHER MATTERS

Employees

As of December 31, 2007, we had 126 full-time employees, including 104 in Operations, seven in Sales and Marketing and 15 in General and Administrative functions. The number of employees increased by 15% during 2007, up from 110 on December 31, 2006. We expect to further increase our headcount in 2008 as we continue to expand both existing and new markets. Of our employees, 80 were located at our corporate office in Chicago, Illinois. The remaining 26 employees are located throughout the country at our switch locations. No labor union represents our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Information Available on the Internet

Our internet address is www.neutraltandem.com. We anticipate making our annual report on Form 10-K, quarterly report on Form 10-Q and current reports on Form 8-K publicly available, free of charge, on our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Corporate Information

Neutral Tandem’s principal executive offices are located at One South Wacker, Suite 200, Chicago, Illinois, 60606. We have switch sites located in Illinois, New York, California, Michigan, Wisconsin, Ohio, Florida, Connecticut, Indiana, Minnesota, Georgia, Nevada, Arizona, Virginia, Massachusetts, Colorado, Texas, Pennsylvania, Utah, Oregon and North Carolina.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2007, are set forth below:

Name	Age	Position(s)
Rian J. Wren	51	President, Chief Executive Officer and Director
Robert Junkroski	44	Chief Financial Officer and Executive Vice President
Surendra Saboo	48	Chief Operating Officer and Executive Vice President
Ronald Gavillet	48	General Counsel, Secretary and Executive Vice President, External Affairs
David Lopez	43	Senior Vice President of Sales
James P. Hynes	60	Director, Chairman
Dixon R. Doll	65	Director
Peter J. Barris	56	Director
Robert C. Hawk	68	Director
Lawrence M. Ingeneri	49	Director

Rian J. Wren.    Mr. Wren joined us in February 2006 and has served as our President, Chief Executive Officer and Director since that time. Prior to joining us, Mr. Wren was Senior Vice President and General Manager of Telephony for Comcast Cable from November 1999 to August 2005. Mr. Wren joined Comcast in 1999 and was named CEO of Broadnet, Comcast’s international wireless company located in Brussels, Belgium in 2000. After returning to the United States, he served as the Senior Vice President and General Manager of Telephony for Comcast Cable Division. Prior to joining Comcast, Mr. Wren held several senior management positions at AT&T from 1978 to 1999, including President of the Southwest Region, and worked in the Consumer, Business, Network Services, and Network Systems Manufacturing divisions for more than 20 years. Mr. Wren holds a B.S. degree in Electrical Engineering from the New Jersey Institute of Technology and an M.S. in Management from Stanford University where he attended as a Sloan Fellow.

Robert Junkroski.    Mr. Junkroski has been with the Company since it commenced services, and has served as our Chief Financial Officer and Executive Vice President since that time. Prior to joining us, Mr. Junkroski held the position of Vice President of Finance with Focal Communications Corporation, or Focal (now part of Level 3 Communications Inc.), from 1999 to 2002. Mr. Junkroski previously served as Focal’s Treasurer and Controller from 1997 to 2001. Before joining Focal, Mr. Junkroski was Controller for Brambles Equipment Services, Inc. and Focus Leasing Corporation. Mr. Junkroski holds a B.B.A. degree in Accounting and Economics from University of Dubuque and an M.B.A. concentrating in Finance and Accounting from Roosevelt University, and is a Certified Public Accountant in Illinois.

Surendra Saboo.    Dr. Saboo joined us in May 2006 as our Chief Operating Officer and Executive Vice President. Prior to joining us, Dr. Saboo was the Vice President of Product Development and Operations for Voice Services at Comcast Corporation from January 2002 to March 2006. From June 2000 to December 2001, Dr. Saboo served as Executive Vice President and Chief Operating Officer of Broadnet Europe, SPRL, a pan-European subsidiary of Comcast Corporation. Prior to joining Comcast Corporation, Dr. Saboo was the Chairman, Chief Executive Officer and founder of Teledigm, an e-CRM software product company in Dallas, Texas. Prior to starting Teledigm, Dr. Saboo spent 14 years at AT&T in a variety of operating areas including research and development, engineering, product management, strategy, systems development and operations. Dr. Saboo began his career with AT&T in 1986 as a Member of Technical Staff at Bell Laboratories in Holmdel, NJ. Dr. Saboo holds a B.S.M.E. degree from Birla Institute of Technology, India as well as M.S. and Ph.D. degrees in Operations Research from Ohio State University.

Ronald Gavillet.    Mr. Gavillet had been with the Company since it commenced services, and had served as General Counsel and Executive Vice President, External Affairs since that time. Mr. Gavillet resigned from the Company on February 1, 2008, as described in our form 8K filed on February 1, 2008. Mr. Gavillet created the concept for the Company and developed the Company’s initial patent. Mr. Gavillet has over 20 years of diversified telecommunications experience. Previously, Mr. Gavillet served as Executive Vice President and General Counsel for MCG Capital’s Cleartel Communications from 2002 to 2003. In addition to five years in private practice with the law firms of Skadden, Arps, Slate, Meagher & Flom and Hopkins & Sutter, Mr. Gavillet held senior legal and strategic positions with several competitive carriers, including MCI, USN Communications and Universal Access between 1985 and 2002. Mr. Gavillet holds B.S. and B.A. degrees from Southern Illinois University, a J.D. from Catholic University of America and a Masters in Management from Northwestern University.

David Lopez.    Mr. Lopez joined us in 2003 and has served as our Senior Vice President of Sales since that time. For nearly 20 years, Mr. Lopez has provided account management responsibilities at Centel, Sprint, and Focal Communications Corporation. In his most recent position, Mr. Lopez provided sales management for Focal’s largest and most successful market from 1997 to 2003. During his tenures at Centel and Sprint from 1992 to 1997, Mr. Lopez held national account positions with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies.

James P. Hynes.    Mr. Hynes co-founded the Company in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006 Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for 10 years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is a Vice Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

Dixon R. Doll.    Dr. Doll has served as a Director of ours since 2003. Dr. Doll is the co-founder of DCM, an early stage technology venture capital firm which currently has more than $1.5 billion under management, headquartered in Menlo Park, California. In the mid-1980’s, Dr. Doll co-founded the venture capital industry’s first fund focused exclusively on telecommunications opportunities. He is the Chairman of the Board of Network Equipment Technologies and numerous private companies. Since 2004, he has been a director of the U.S. National Venture Capital Association in Washington D.C. where he also serves on the Executive Committee. Additionally, he also serves on the Stanford Institute for Economic Policy Research Advisory Board and is the Chairman of the San Francisco Asian Art Museum Board. Dr. Doll received his B.S.E.E. degree (cum laude) from Kansas State University as well as M.S. and Ph.D. degrees in Electrical Engineering from the University of Michigan, where he was a National Science Foundation scholar.

Peter J. Barris.    Mr. Barris has served as a Director since 2003. Mr. Barris is currently the Managing General Partner of NEA where he specializes in information technology investing. Mr. Barris has been with NEA since 1992, and he serves as either an executive officer or general partner of various NEA entities. From 1988 to 1990, Mr. Barris was President and Chief Operating Officer at LEGENT Corporation. From 1986 to 1988, Mr. Barris served as Senior Vice President and General Manager of the Systems Software Division and from 1985-1985 as the Vice President of Corporate Development at UCCEL Corporation. Prior to that, Mr. Barris also held various management positions between 1977 and 1985 at the General Electric Company, including Vice President and General Manager at GE Information Services, Inc. Mr. Barris serves or has served as a member of the Boards of Directors of InnerWorkings, Inc., where he also served as a member of the audit, compensation and corporate governance committees, Vonage Holdings Corp., where he also served as a member of the compensation committee, ProtoStar, Boingo Wireless and Hillcrest, as well as several other private companies in the NEA portfolio. Mr. Barris serves on the Executive Committee of the National Venture Capital Association and is a member of the Board of Trustees of Northwestern University and the Board of Overseers of Tuck School at Dartmouth College.

Robert C. Hawk.    Mr. Hawk has served as a Director since January 2004. Mr. Hawk has served as President of Hawk Communications since 1996 and is a Venture Partner of DCM. Prior to this, Mr. Hawk served as President and Chief Executive Officer of US West Multimedia Communications, Inc. From 1986 until 1995, Mr. Hawk was President of the Carrier Division of US West Communications, Inc. Prior to such position, Mr. Hawk was Vice President, Marketing and Strategic Planning for CXC Corporation, and Director of Advanced Systems Development for American Bell. From 1997 to 2002, Mr. Hawk served as a Special Limited Partner of Crosspoint Venture Partners. During that time he served on the boards of directors or advisory boards of fifteen companies that went public. Mr. Hawk previously served as a Director of Covad Communications and is a current Director for Centillium Communications and several private high technology companies.

Lawrence M. Ingeneri.    Mr. Ingeneri has served as a Director since October 2006. Mr. Ingeneri is currently the Chief Financial Officer and a member of the Board of Directors of mindSHIFT Technologies, Inc., an IT managed services provider which he joined in October 2003. Prior to that time, Mr. Ingeneri was employed by COLT Telecom Group plc, or COLT, a European telecommunications services company from July 1996 to December 2002. Mr. Ingeneri was the Chief Financial Officer of COLT from July 1996 to June 2002 and a member of the Board of Directors of COLT from June 2001 to June 2002.

ITEM 1A.	RISK FACTORS

Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could decline.

Risk Factors Related To Our Business

Failures or interruptions of our tandem network or the loss of, or damage to, a tandem network switch site could materially harm our revenues and impair our ability to conduct our operations.

We provide telecommunications services that are critical to the operations of our customers. Notably, our tandem network service is essential to the orderly operation of our customers’ telecommunications system because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations. Our tandem network architecture is integral to our ability to process a high volume of calls in a timely and effective manner. We could experience failures or interruptions of our tandem network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our tandem network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, natural disasters and similar events;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our tandem network to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

•	we may be unable to provide and bill for services;

•

we may experience damage to our reputation, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market our services;

•	we may be subject to significant damages claims, under our contracts or otherwise;

•	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;

•	our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or

•	one or more of our significant contracts may be terminated early, or may not be renewed.

Any of these consequences would adversely affect our business, prospects, financial condition and operating results.

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process calls in the event of a loss of, or damage to, a tandem network switch site. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our tandem network services. Any such loss or damage could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the failures caused by such loss or damage.

Regulatory developments could negatively impact our business.

The communications services industry is highly regulated by the federal government and the individual states. While the pricing of our services is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers, or ILECs’, transit services, which generally sets the benchmark for the prices of competitive services that we offer. To the extent that the ILEC transit rates are reduced, it could have an adverse impact on us.

For example, in Michigan, in 2005, the Michigan Public Service Commission revised the maximum allowable rate that AT&T Inc., or AT&T, could charge for transit service based on AT&T’s total element long run incremental cost, or TELRIC, which was significantly below the rate previously charged by AT&T (previously SBC Communications). This decision had a significant impact on the profitability of our service in Michigan.

The FCC currently does not actively regulate the services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should more actively regulate our services, the FCC could limit the rates we charge or require us to change other terms or conditions of our service offerings. For example, in 2001 the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that require one carrier to make payments to another carrier for access to the other’s network. As part of that docket, on July 24, 2006, a group of large and rural local exchange carriers, or LECs, filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which includes provisions regarding tandem transit services. Under the Missoula Plan, tandem transit service would be provided at a rate not to exceed $0.0025 per minute of use for the first four years of the plan, and then increase with inflation. This rate is lower than the rates charged by the ILECs or by us in several of the markets in which we currently operate. The FCC currently is considering public comments on the Missoula Plan. Independent of or in combination with the Missoula Plan, the FCC could make significant changes in the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and this proceeding if completed will likely address those rights or obligations.

As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC, state legislatures or agencies or local authorities may change. If this were to occur, the demand and pricing for our tandem network services could change in ways that we cannot easily predict and our revenues could decline. These risks include the ability of the federal government, including Congress or the FCC, or state legislatures or agencies, or local authorities to:

•	increase regulatory oversight over the services we provide;

•

adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including reducing the rates for tandem services;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that could cause changes to our operations or costs or the operations of our customers, including the pricing of our services to our customers; or

•	increase or impose new or additional taxes or surcharges that are disadvantageous to the services we provide or cause a decrease in the amount of traffic our customers deliver to us.

We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. Any of these government actions could have a material adverse effect on our business.

Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI and SBC-AT&T, reduces the need for intercarrier transit services and may limit our growth opportunities.

Consolidation in the industry reduces the need for intercarrier transit services by reducing the number of carriers. As carriers merge, (i) the risks to our business of direct connections increases, see “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below, (ii) traffic that was carrier-to-carrier becomes intra-carrier traffic not normally addressable by us and (iii) in the case of consolidations involving an ILEC, such as AT&T or Verizon Communications Inc., or Verizon, previous transit traffic between competitive carriers and the carrier acquired by the ILEC now potentially becomes ILEC reciprocal compensation traffic and not transit traffic, and thus potentially not addressable by us. For example, as a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use processed by us. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year. We have experienced growth notwithstanding this consolidation, but our ability to grow in the future could be adversely affected by greater consolidation.

Additionally, in connection with the merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current transit rates for existing transit customers for 42 months in the AT&T and BellSouth incumbent local exchange carrier service territories. While having no direct regulatory impact on us, this rate freeze potentially limits our ability to enter certain new markets in states where the terms offered by AT&T would not be attractive. Further consolidation in the industry could lead to similar agreements which would limit our ability to grow revenues and may materially affect our operating results.

Our top five customers represent, in the aggregate, a substantial portion of our revenue.

Our top five customers, in the aggregate, represented approximately 61% of our total revenues during the year ended December 31, 2007. Our two largest customers, Sprint Nextel and T-Mobile, accounted for 26% and 14%, respectively, of our total revenues during the year ended December 31, 2007. These customers could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, our contracts with these customers are non-exclusive, there are no volume or exclusivity commitments by customers under these contracts and any customer is able to discontinue the use of our services at any time.

We may lose business with any of these customers if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services in a manner that could have a material adverse effect on our business, prospects, financial condition and operating results.

We could experience material variances in our revenues.

We could experience material variances in our revenues due to events both under and outside of our control. For example, we could experience a material decline in the minutes of use that we process due to holidays or other seasonal variability, the timing of direct connects established between our customers, installation delays, the implementation of routing changes and traffic outages. If one or more of these events occur, especially with respect to one or more of our larger customers, it would cause a material decrease in our revenues and have a material adverse effect on our business, prospects, financial condition and operating results.

We face competition from the traditional ILECs and expect to compete with new entrants to the tandem services market.

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, LLC and its subsidiary Broadwing Communications, or Level 3, and expect to compete with new entrants to the tandem services market. We expect competition to intensify in the future, especially due to the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, ILECs could lower their rates or bundle other services with their transit services to compete with us. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Increased competition could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could harm our business.

Moreover, competitors, such as Level 3 could threaten to disconnect direct interconnections or use other unforeseen tactics to compete with us. For example, in February 2007, Level 3 notified us that they were terminating two contracts under which we delivered transit traffic to Level 3. That same month, we began filing regulatory proceedings in eight states, asserting that we have the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of our third party carrier customers. Several recently decided regulatory rulings in connection with Level 3 were made in our favor. However, Level 3 has appealed the rulings in Illinois and Michigan and also filed federal complaints asserting that the state commissions that decided the cases in our favor in Illinois, New York and Georgia did not have the authority to do so. See “Item 3. Legal Proceedings.” Level 3 may also seek reconsideration of, appeal or otherwise challenge one or more of any other of the rulings made in our favor. Although we believe our position is meritorious and will continue to assert it vigorously in any such proceeding, there can be no assurance that we will prevail. Our efforts therefore in connection with these proceedings or responding to other actions could have an adverse impact on us if we do not prevail in one or more proceedings, or, even if we do prevail, because of legal costs, diversion of management resources and other factors. Level 3’s actions could also cause customers to use competing carriers’ services instead of our services, which could materially and adversely affect our operating results and our business. We currently terminate traffic to Level 3 in eight states. The traffic we terminated to Level 3 in these eight states accounted for approximately 9.2% of our total traffic during the 2007 calendar year.

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.

The most natural form of competition we face is direct connection between our customers. When there is a significant amount of traffic between two switches, there is an economic incentive to directly connect and remove intermediate switching. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the increased risk that they will direct connect switch paths that exchange significant traffic and remove that traffic from our tandems. The risk of direct connections is increased as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive and feasibility of executing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

Our competitors and customers may cause us to reduce the prices we charge for our services. The primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of transit services might offer its services at lower rates than we do, or bundle it with other services, such as inexpensive long distance services;

•

customers with a significant volume of calls have in the past and may in the future use their enhanced leverage in pricing negotiations with us. For example, from time to time, carriers that we connect with have requested that we pay them to terminate traffic. Although we believe such efforts are unlawful, in the future, such requests may adversely affect our business; and

•	if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally using direct connections instead of using us.

We may not be able to offset the effects of any price reductions by increasing the number of calls we handle or the number of customers we serve, by generating higher revenues from new or enhanced services or by reducing our costs.

We have a limited operating history as a company and as a tandem network for communications services providers. If we are unable to overcome the difficulties frequently encountered by early stage companies, our business could be materially harmed.

We began our commercial operations in November 2003. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our tandem network by our carrier customers;

•	maintain and attract a sufficient number of customers to our tandem network to achieve and sustain profitability;

•	execute our business strategy successfully, including successful execution of our new Voice over Internet Protocol, or VoIP, services;

•	manage our expanding operations; and

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic volume and to implement new features and functions.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by early stage companies could adversely affect our operating results which could impair our ability to raise capital, expand our business or continue our operations.

If we are unable to manage our growth or establish new tandem network switch sites, or do not adequately control expenses associated with the establishment of new sites, our operating results could be adversely affected.

Sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. As part of our growth strategy, we intend to establish new tandem network switch sites, particularly in new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive tandem network switch sites, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, such as regulatory developments, many of which are beyond our control and all of which could delay the establishment of any new sites. We may not be able to establish and operate new tandem network switch sites on a timely or profitable basis. Establishment of new sites will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, or if we are unable to control our costs as we establish additional tandem network switch sites and expand in geographically dispersed locations, our business, prospects, financial condition and operating results could be adversely affected.

During the year ended December 31, 2007, we delivered 57.4% of our terminating transit traffic to five carriers.

We generate revenue from our transit services by charging transit fees to the originating carrier of the call on a minute(s) of use basis. During the year ended December 31, 2007, we delivered 57.4% of this traffic to five carriers, including Level 3, with which we are currently involved in various disputes. See “Item 3. Legal Proceedings.” If for any reason we are unable to terminate transit traffic to any one of these five carriers or a material amount of terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our operating results and financial condition.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ transit traffic to them.

By operating as a common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers that decide for whatever reason not to utilize our transit service. If the FCC or a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive transit services generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such inability to terminate traffic may have a material adverse effect on our business. Furthermore, even if the FCC or a state asserts jurisdiction over interconnection or the regulation of competitive transit service, there can be no assurance that the FCC or the state will order a carrier to accept terminating traffic from us on commercially reasonable terms. While our experience has been that competitive carriers usually accommodate such requests, and often become users of our transit service as well, we are a party in multiple state regulatory proceedings pending against Level 3 related to their refusal to continue to accept such traffic. See “Item 3. Legal Proceedings.” Although the initial rulings in some of the Level 3 proceedings have generally been in our favor and we continue to terminate traffic to Level 3 in eight states, there can be no assurance regarding how, whether, or when each Level 3 matter will be finally resolved, including those matters for which Level 3 seeks reconsideration or appeals. In addition, other carriers in the future may similarly refuse to terminate traffic at all or on terms that are reasonable to us, or may claim rulings in our favor do not apply to them and refuse to interconnect with us. If under applicable law or otherwise we are unable to terminate transit traffic to any carriers under reasonable terms, such a result could materially and adversely affect our business and the attractiveness of our service offerings. Moreover, even if we prevail in any legal or regulatory proceeding, our efforts could have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Our ability to sell our services depends in part on the quality of our support and service offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and operating results.

Once our services are deployed, our customers depend on our support organization to resolve any issues. A high level of support is critical for the successful marketing and sale of our services. If we do not effectively assist carriers in deploying our services, succeed in helping carriers quickly resolve post-deployment issues and provide effective ongoing support, it will adversely affect our ability to sell our services. As a result, our failure to maintain high quality support and services would have a material adverse effect on our business, prospects, financial condition and operating results.

Security breaches could also adversely affect our business and our customers’ confidential information, which could result in us being subject to legal liability and our reputation could be harmed.

Our tandem network may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our switch sites or our databases, a security or privacy breach could result in an interruption of service or reduced quality of service, which could cause harm to our business and reputation and could result in a loss of customers. Any breach of security relating to our customers’ confidential information could result in legal liability to us and a reduction in use of our services or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from our customers that is stored in our files and on our systems. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of confidence with our customers.

We currently have practices, policies and procedures in place to ensure the confidentiality of our customers’ information. However, our practices, policies and procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our customers may grow as we expand our business and increase the amount of information that we possess. If we fail to adequately maintain our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

The failure of the third-party software and equipment we use in our tandem network could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment and license technologies developed by third-parties in our tandem network. Our third-party vendors include, among others, Nortel Networks Corp. and Sonus Networks, Inc., our switch vendors, Cisco Systems, Inc. and Oracle, for database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services Inc. and various competitive access providers for transport and Signaling System 7 services. As a result, our ability to provide tandem network services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third party claims for intellectual property infringement. In addition, we have only recently begun to use Sonus to supply switches and, therefore, our relationship and operating history with Sonus is limited. If these services or products are not provided to us or experience failures or have defects, or the third parties that supply the products fail to provide adequate support for any reason, this could result in or exacerbate an interruption or failure of our systems or services, which could harm our business and expose us to claims by customers.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our tandem network switch sites are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in the northeast region of the United States in 2003 and in the southeast region of the United States in 2005, and limitations of adequate power resources. We may not be able to pass on to our customers significant increases in the cost of power and power outages could disrupt the services we provide and reduce our revenues. Power outages, which last beyond our backup and alternative power arrangements, could harm our business and expose us to claims by customers.

A decline in the volume of traffic or transactions we handle could have a material adverse effect on our business, prospects, financial condition and results of operations.

We earn revenues for the vast majority of the services that we provide on a per minute of use or per transaction basis. There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle. As a result, if our customers cease, or participants reduce, their usage of our services from their current levels, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, if competitive carriers develop internal systems to address their transit traffic needs, including direct connections, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our tandem network services, such as the growth of wireless services, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenues and growth prospects.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating and retaining personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business, prospects, financial condition and operating results.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves against ILECs as a neutral, third-party provider of tandem network services. Our failure to continue to adhere to this neutrality positioning (for example, by competing with any of our customers in any of their core businesses) may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we have begun providing national transit services which can be viewed by some of our customers as being competitive with their wholesale transport services.

Our senior management is important to our customer relationships, and the loss of one or more of our senior managers could have a negative impact on our business.

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations and affect regulatory changes. The loss of one or more key members of senior management could impair our ability to identify and secure new contracts and otherwise to manage our business, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results.

We must recruit and retain skilled employees to succeed in our business.

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the tandem network services that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales and to develop new services. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We have depended on equity financings and credit facilities to meet our cash requirements, which may not be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations.

We have depended upon equity financings, as well as borrowings under our credit facilities, to meet our cash requirements in each quarterly and annual period since we began our operations in November 2003. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may require additional financing sooner than anticipated. Additional equity or debt financing may result in the incurrence of additional leverage or dilution to our stockholders.

Our current credit facility with an affiliate of Western Technologies Investment matures in several installments beginning in May 2007 and ending in March 2010. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

•	we may not be able to continue to meet customer demand for service quality, availability and competitive pricing;

•	we may be forced to reduce our operations;

•	we may not be able to expand or acquire complementary businesses;

•	we may not be able to develop new services or otherwise respond to changing business conditions or competitive pressures; and

•	we may not be able to adequately maintain or upgrade our systems and technology.

As a result, our business, operating results and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

If we do not maintain or generate significant revenues, we may not remain profitable.

Although we achieved net income of approximately $6.3 million for the year ended December 31, 2007, we expect to incur significant future expenses, particularly with respect to the development of new services, deployment of additional infrastructure, expansion in strategic markets and additional legal costs. To remain profitable, we must continue to increase the usage of our tandem network by our customers and attract new customers. We must also deliver superior service to our customers, mitigate the effects of consolidation and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A substantial portion of our revenues are derived from fees that we charge our customers on a per-minute basis. Therefore, a general market decline in the price for tandem network services may adversely affect the fees we charge our customers and could materially impact our future revenues and profits.

A substantial portion of our cash at December31, 2007 was invested in one uninsured money market mutual fund.

As of December 31, 2007, we had $105.9 million invested in one uninsured money market mutual fund. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1; the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The Securities and Exchange Commission, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had no auction rate securities. At February 15, 2008, we held approximately $25.2 million of municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Auction rate securities are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. As of February 15, 2008 auctions failed for approximately $1.3 million of our auction rate securities and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not be matched with an adequate number of buyers. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in auction rate securities from a current asset to a long-term asset. We currently believe we will be able to liquidate our investment without significant loss within the next year and that these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

If we do not adapt to rapid technological change in the communications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, too costly or inefficient on a relative basis. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs. We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers or market share. Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, voice or similar services using new technologies. Our future revenues and profits will depend, in part, on our ability to provide new technologies to competitive carriers. We will need to spend significant amounts of capital to enhance and expand our services and continue to improve operating efficiencies. Failure to do so may materially harm our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we are not able to obtain and enforce patent protection for our methods and technologies, competitors may be more easily able to compete with us, our ability to successfully operate our network may be disrupted and our ability to operate our business profitably may be harmed.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some of our current or future methods and technologies. Because patent applications in the United States are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in industry-related literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may not be able to obtain adequate patent protection and competitors would be more easily able to compete with us. Moreover, we may even be required to obtain licenses under third-party patents. If licenses are not available to us on acceptable terms, or at all, we will not be able to operate our network and competitors would be more easily able to compete with us.

The process of obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially and adversely affected.

Others may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome of such litigation could have a material adverse effect on our business, financial position and operating results.

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims, pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights. In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating our network or commercializing our product and service candidates for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies, is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

Any legal action against us claiming damages and seeking to enjoin commercial activities relating to the affected methods, processes, products and services could, in addition to subjecting us to potential liability for damages, require us to obtain a license in order to continue to operate our network or market the affected product and service candidates. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively operate our network or market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

From time to time we have received and we may in the future receive notices or inquiries from other companies regarding our services or the manner in which we operate our network suggesting that we may be infringing a pre-existing patent or we need to license use of their patents to avoid infringement. Such notices may, among other things, threaten litigation against us. As we have in the past, we will actively review the request and determine whether there is any validity to the request and seek to resolve the matter. Litigation over patent rights and other intellectual property rights is not uncommon with respect to network technologies, and sometimes involves patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence. There can be no assurance that holders of patents will not pursue any claim against us in the future if they believe their patents are being infringed by our network or service offerings.

Risk Factors Related To Our Common Stock

Our common stock has only traded since November 2, 2007 and our stock price is likely to be volatile.

Our common stock has only traded since November 2, 2007. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	passage of various laws and governmental regulations governing Internet-related services and communications-related services;

•	failure of or disruption to our physical infrastructure or services;

•	conditions or trends in the Internet, technology and communications industries;

•	the addition or departure of any key employees;

•	the level and quality of securities research analyst coverage of our common stock;

•	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;

•	litigation involving ourselves or our general industry or both;

•	investors’ general perception of us, our services, the economy and general market conditions;

•	developments or disputes concerning our patents or other proprietary rights; and

•	the announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

If any of these factors cause an adverse effect on our business, operating results or financial condition, the price of our common stock could fall.

In addition, public announcements by our competitors, among other things, their performance, strategy, accounting practices, or legal problems could cause the price of our common stock to decline regardless of our actual operating performance.

Two of our stockholders hold a significant block of our common stock and, as a result, have significant influence over us.

Representatives of New Enterprise Associates, or NEA, and DCM, significant shareholders of us, serve on our board of directors. As a result of their substantial ownership interest and representation on our board of directors, NEA and DCM may have the ability to significantly influence the outcome of a vote by our stockholders or our board of directors in respect of any matters requiring stockholder or board of directors’ approval and their interests could conflict with your interests.

If there are substantial sales of our common stock, our stock price could decline.

If our stockholders sell large numbers of shares of our common stock or the public market perceives that stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Approximately 74% of our outstanding shares as of December 31, 2007 are currently restricted as a result of the application of securities laws, the Second Amended and Restated Registration Rights Agreement entered into by various of our stockholders or by virtue of lock-up agreements entered into with the underwriters in connection with our initial public offering. However, these shares will be able to be sold in the near future, subject in some instances to Rule 144 volume, manner of sale and other limitations.

Changes in our capital structure and level of indebtedness and the terms of such indebtedness could adversely affect our business and liquidity position.

Our level of indebtedness, including borrowings under our credit agreement, may increase from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business because:

•

a substantial portion of our cash flow from operations would be dedicated to interest payments on such indebtedness and not available for other purposes, which amount would increase if prevailing interest rates rise;

•	it may materially limit or impair our ability to obtain further financing;

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise; and

•	it may limit our ability to pay dividends.

In addition, our credit agreement limits our ability to enter into various transactions and may further limit entering into various transactions following this offering. If we were to default on any of our indebtedness, or if we were unable to obtain necessary liquidity, our indebtedness would become due and payable immediately and our business could be adversely affected.

Anti-takeover provisions under Delaware law and in our amended and restated certificate of incorporation and bylaws could diminish the value of our common stock and could make a merger, tender offer or proxy contest difficult or could impede an attempt to replace or remove our directors.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our amended and restated certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	require that directors only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors;

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of The NASDAQ Stock Market;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters

In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. Upon completion of this offering, we will be subject to Section 203, which regulates corporate acquisitions and limits the ability of a holder of 15% or more of our stock from acquiring the rest of our stock. Under Delaware law a corporation may opt out of the anti-takeover provisions, but we do not intend to do so.

These provisions may prevent a stockholder from receiving the benefit from any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We incur increased costs as a public company, including as a result of recently enacted and proposed changes in laws and regulations.

As a publicly traded company, we are subject to U.S. securities laws and the listing requirements of The NASDAQ Stock Market. As such, we incur costs in connection with our preparation and filing of annual and quarterly reports, proxy statements and other information with the SEC and the furnishing of certain of this information to stockholders. Furthermore, recently enacted and proposed changes in the laws and regulations affecting public companies, including the Sarbanes-Oxley Act of 2002 and rules of the SEC, and the listing requirements of The NASDAQ Stock Market, are expected to further increase the costs of operating as a public company. The new rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located at One South Wacker Drive, Suite 200, Chicago, Illinois, where we lease approximately 15,000 square feet of office space. Our leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Chicago, IL	15,423	Administrative Office	October 31, 2011
New York, NY	16,532	Switch site	August 31, 2014
Detroit, MI	10,800	Switch site	February 28, 2010
Chicago, IL	10,000	Sublet	September 30, 2015
Indianapolis, IN	9,577	Switch site	April 30, 2012
Los Angeles, CA	6,857	Switch site	October 31, 2011
Cleveland, OH	6,000	Switch site	October 31, 2011
Atlanta, GA	5,861	Switch site	May 31, 2015
Minneapolis, MN	5,808	Switch site	February 28, 2012
Chicago, IL	5.263	Switch site	March 31, 2009
Miami, FL	5,176	Switch site	December 31, 2011
Dallas, TX	4,842	Switch site	May 31, 2017
Chicago, IL	4,347	Switch site	May 31, 2011
San Francisco, CA	3,922	Switch site	April 30, 2014
Philadelphia, PA	3,902	Switch site	August 31, 2017
Cincinnati, OH	3,369	Switch site	September 30, 2015
Boston, MA	2.416	Switch site	June 11, 2016
Orlando, FL	2,092	Switch site	May 31, 2011
Columbus, OH	2,026	Switch site	February 28, 2011
Milwaukee, WI	1,703	Switch site	November 30, 2014
Phoenix, AZ	1,652	Switch site	March 31, 2012
Denver, CO	1,650	Switch site	May 31, 2017
Seattle, WA	1,051	Switch site	May 31, 2017
Tampa, FL	1,048	Switch site	January 31, 2016
Vienna, VA	1,131	Switch site	September 30, 2017
Portland, OR	635	Switch site	November 30, 2012
Salt Lake City, UT	212	Switch site	November 12, 2012
San Diego, CA	140	Switch site	December 09, 2012
Charlotte, NC	1,485	Switch site	March 31, 2018
Houston, TX	2,144	Switch site	April 30, 2018
Las Vegas, NV	140	Switch site	April 30, 2013

We believe our existing facilities are adequate for our current needs in our existing markets and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to legal or regulatory proceedings arising in the normal course of our business. Aside from the matters discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Level 3 State Regulatory Proceedings.

In February 2007, Level 3 notified us that they were terminating two contracts under which we delivered transit traffic to Level 3 in a number of states. That same month, we began filing regulatory proceedings in eight states, asserting that we have the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of our third party carrier customers. We have also asserted in these proceedings that we have the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. We currently continue to terminate traffic to Level 3 in these eight states. The traffic we terminated to Level 3 in these eight states accounted for approximately 9.2% of our total traffic during the 2007 calendar year. The following summarizes the status of these proceedings:

Illinois.    On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected with us and finding that we should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with us under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of our attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007, the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. Level 3 filed its opening brief with the Illinois Appellate Court on December 14, 2007. The Illinois Commission filed a motion with the Illinois Appellate Court requesting that response briefs be due on March 13, 2008. As of March 3, 2008, the Illinois Appellate Court has not ruled on that motion. If that motion is granted, Level 3’s reply brief will be due on March 27, 2008.

On February 22, 2008, Level 3 filed a Petition with the Illinois Commission requesting that the Illinois Commission reopen the state proceeding to permit Level 3 to discontinue its direct connection to us. On February 29, 2008, we filed our opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name us as a defendant in its federal court action, on February 6, 2008, we filed an unopposed motion to intervene in the proceeding. The Court granted our motion to intervene on February 11, 2008. On February 19, 2008, we filed a motion to stay or dismiss Level 3’s federal complaint. On February 19, 2008, the Illinois Commission commissioners similarly filed a motion to stay or dismiss Level 3’s federal complaint. Level 3’s responses to our motion and the Illinois Commission’s motion to stay or dismiss are due on March 21, 2008. Our reply and the Illinois Commission’s reply in support of our respective motions are due on April 4, 2008. A status hearing and/or ruling on our motion and the Illinois Commission’s motion is set for June 6, 2008.

On February 22, 2008, Level 3 filed a Petition with the Illinois Commerce Commission requesting that the Illinois Commission reopen the state proceeding to permit Level 3 to discontinue its direct connection to us. We plan to respond to this Petition shortly.

On August 13, 2007, we filed a petition in the Circuit Court of Cook County, Illinois seeking enforcement of that part of the Illinois Commission’s July 10 decision requiring Level 3 to pay 80% of our attorneys’ fees and costs. We also sought an award of punitive damages against Level 3. On October 1, 2007, the Circuit Court of Cook County ordered us to file a motion to enforce the Illinois Commission’s attorneys’ fee award on or before October 10, 2007. The Circuit Court ordered Level 3 to file any response to our motion to enforce on or before November 7, 2007 and ordered us to file any reply on or before November 21, 2007. On December 3, 2007, the court held a hearing on our motion to enforce. On February 6, 2008, the Circuit Court of Cook County issued an order finding that the Illinois Commission’s attorneys’ fees order did not constitute an enforceable judgment and suggesting that we proceed before the Illinois Commission for a determination of the specific amount of attorneys’ fees that Level 3 is required to pay to us. On February 19, 2008, we filed with the Illinois Commission a motion for approval of attorneys’ fees and costs.

On February 29, 2008, simultaneous with the filing of our opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission, we filed a notice of withdrawal, without prejudice, of our motion for approval of attorneys’ fees. Our opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission indicated that if the Illinois Commission reopens the parties’ proceeding, we will ask the commission to address our request for approval of attorneys’ fees as part of the reopened proceeding. Our opposition to Level 3’s petition to reopen also stated that if the Illinois Commission does not reopen the parties’ proceeding, we will raise our request for attorneys’ fees through a subsequent procedurally appropriate submission.

Georgia.    On June 19, 2007, the Georgia Public Service Commission, or the Georgia Commission, adopted the recommended findings of the staff of the Georgia Commission, which the staff had issued on June 12, 2007. On August 27, 2007, the Georgia Commission issued an Order Mandating Direct Interconnection and finding, among other things, that: (i) Level 3 must remain directly connected with us, (ii) we should not be required to pay reciprocal compensation or any other additional fee to Level 3 as a condition of such direct interconnection, (iii) we must pay all reasonable costs of direct interconnection and (iv) it is unreasonably discriminatory for Level 3 to require that we pay reciprocal compensation, or some other fee, or collect reciprocal compensation payments from its carrier customers to pass on to Level 3, as a condition of direct interconnection. On September 6, 2007, Level 3 filed with the Georgia Commission a petition for rehearing and reconsideration of the August 27 order. On September 21, 2007, we filed an opposition to Level 3’s petition for reconsideration. On November 20, 2007, the Georgia Commission orally denied Level 3’s petition for rehearing and reconsideration and on December 20, 2007, the Georgia Commission issued a written order confirming its denial of Level 3’s petition.

On January 22, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Georgia against us and the commissioners of the Georgia Commission, in their official capacity, challenging the Commission’s August 27, 2007 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s August 27 order and an injunction permanently barring the Georgia Commission from enforcing its August 27 order. Our response to Level 3’s federal complaint in Georgia is due to be filed on March 24, 2008.

New York.    On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with us to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. On January 30, 2008, Level 3 filed with the NYPSC a petition to stay and/or suspend the rate proceeding. On February 8, 2008, we filed our opposition to Level 3’s petition to stay and/or suspend the NYPSC rate proceeding.

On January 25, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of New York against the commissioners of the NYPSC, in their official capacity, challenging the Commission’s June 22 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the NYPSC’s June 22 order and an injunction permanently barring the NYPSC from enforcing its June 22 order. Although Level 3 did not name us as a defendant in its federal court action, Level 3 does not oppose us intervening in the matter. We anticipate filing a motion to intervene in March 2008. In addition, our response to Level 3’s federal complaint in New York is due to be filed on March 25, 2008.

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

On January 18, 2008, a “Draft Decision” was issued, finding, among other things, that the CDPUC “lacks the necessary statutory authority to decide” the issues raised by the parties’ disputes and lacks authority to resolve CLEC-to-CLEC interconnection disputes of the type at issue in the proceeding. The Draft Decision stated further, however, that “the Department is of the opinion that the optimum resolution of this issue is through the commercial agreement process.” On January 30, 2008, Neutral Tandem and the Connecticut Office of Consumer Counsel filed exceptions to the Draft Decision. In its exceptions, we argued, among other things, that the CDPUC has authority under Connecticut law to address the merits of our petition and that our petition implicated significant public policy concerns. The Connecticut Office of Consumer Counsel argued, among other things, that the CDPUC has jurisdiction to resolve the parties’ disputes and that removing our services from the Connecticut market would “be devastating to network integrity and the economics of the Connecticut competitive market.” The CDPUC will hold oral argument on Neutral Tandem’s and the Office of Consumer Counsel’s exceptions on March 17, 2008 and is scheduled to issue its final decision on the exceptions on March 26, 2008.

Florida.    On February 26, 2007, we filed a petition against Level 3 before the Florida Public Service Commission, or the Florida Commission. On June 27, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether our case should proceed to a hearing on the merits. In its recommended ruling, the staff found that the Florida Commission had jurisdiction over the dispute and that our service benefits competition. The staff of the Florida Commission also suggested that we did not make an adequate demonstration of standing to pursue the matter. On July 9, 2007, we voluntarily withdrew our petition and on July 11, 2007, we filed a revised petition with the Florida Commission. Our revised petition includes additional legal arguments and information we hope will demonstrate that we have standing. On July 25, 2007, Level 3 filed a motion to dismiss our revised petition. On August 3, 2007, we filed our opposition to Level 3’s motion to dismiss our revised petition. On September 21, 2007, the Florida Commission issued an order directing the parties to file supplemental briefs to address issues related to Level 3’s motion to dismiss our revised petition. The parties filed their supplemental briefs on October 5, 2007. On November 20, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether our revised petition should proceed to a hearing on the merits. In its recommended ruling, the staff again found that the Florida Commission had jurisdiction over our petition and that our service benefits competition. The staff of the Florida Commission also suggested, however, that we did not have standing to pursue the matter.

On December 26, 2007, the staff of the Florida Commission issued a revised proposed recommendation. In its December 26 recommendation, staff again found that the Florida Commission had jurisdiction over our petition and that our service benefits competition. Staff’s December 26 recommendation also again suggested that we did not have standing to pursue this matter and recommended that the Commission should grant Level 3’s motion to dismiss our petition. At an agenda conference held on January 8, 2008, the Florida Commission agreed with staff’s recommendation that the Commission has jurisdiction over our petition. The Commission rejected, however, staff’s recommendation that the Commission should grant Level 3’s motion to dismiss our petition and ordered staff to work with the office of the Commission Chairman to set this matter for hearing. At the January 8 agenda conference, the Commission also deemed “moot,” for purposes of Level 3’s motion to dismiss our petition, staff’s recommendation that we do not have standing to pursue this matter. The Commission did not make an express finding with respect to our standing to pursue this matter. On January 30, 2008, the Commission issued an order denying Level 3’s motion to dismiss our petition and ordering that the docket of the matter remain open to conduct an administrative hearing.

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

Minnesota.    On March 6, 2007, we filed a complaint with the Minnesota Public Utilities Commission, or the MPUC, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPUC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and Recommendation,” recommending, among other things, that (1) the MPUC has authority to grant us the relief we seek in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between us and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on us and not on the only other tandem transit service provider in the State; (4) Level 3’s effort to impose a termination fee on us is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, we filed our reply to Level 3’s exceptions. On February 28, 2008, the MPUC held a hearing on Level 3’s exceptions to the Administrative Law Judge’s findings. Following argument, the MPUC adopted the Administrative Law Judge’s findings with respect to the recommendations described above.

Michigan.    On March 2, 2007, we filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with us; (2) Level 3 shall not require us to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on us a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with us; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-discriminatory rates and conditions for their continued direct interconnection. On December 21, 2007, Level 3 filed its Claim of Appeal with the Michigan Court of Appeals, indicating Level 3’s intent to appeal the Michigan Commission’s November 26, 2007 order. Level 3’s opening brief with the Michigan Court of Appeals currently is due to be filed on March 14, 2008.

In December 2007, we filed with the Michigan Commission a motion seeking an order approving our request that Level 3 reimburse us for the attorneys’ fees and costs that we incurred in connection with the Michigan proceeding. In January 2008, Level 3 responded to our request for attorneys’ fees and we filed a reply in support of its request.

As a result of rulings in the Illinois, Connecticut New York, and Michigan proceedings, we have attempted to negotiate new interconnection agreements with Level 3 for each such state. Future rulings in additional states may also require that we negotiate one or more agreements for each such state. It is possible that disputes may arise during these negotiations that may cause us or Level 3 to seek additional regulatory or judicial relief. As described above, Level 3 also has appealed the Illinois Commission’s and the Michigan Commission’s decision and filed federal complaints for declaratory and injunctive relief in connection with the decisions in Illinois, Georgia and New York. Level 3 may also seek reconsideration, appeal or otherwise challenge one or more of any other existing or prospective ruling described above. Although we believe our position is meritorious, and we will continue to assert it vigorously in any such additional proceeding, there can be no assurance that we will prevail. In any event, our efforts could have a material adverse effects on our results of operations and financial condition because of, among other things, legal costs, diversion of management resources and other factors.

Additional State Proceedings.    After we commenced the state proceedings described above, Level 3 initiated regulatory proceedings in additional states. In these proceedings, Level 3 requested orders from the relevant state regulatory bodies directing us to notify our customers that we would not be able to terminate transit traffic directly to Level 3 and/or allowing Level 3 to disconnect the interconnection facility. In some states, Level 3 also sought to institute a per minute charge of $0.001 per minute of use. We believe that under applicable law, we would have prevailed in these actions if the matter had proceeded to a hearing on the merits. After filing submissions to prevent Level 3 from disconnecting existing direct interconnections in some of the additional states, we elected not to pursue further our right to maintain direct interconnection to Level 3 in these additional states and moved to dismiss the proceedings in those states. We no longer directly terminate traffic to Level 3 in these additional states. The traffic we terminated to Level 3 in these additional states accounted for approximately 1.9% of our revenue during the first six months of 2007. In September and October 2007, Level 3 voluntarily withdrew its petitions for disconnection in each of the states in which it had initiated regulatory proceedings against us.

Level 3 Billing Disputes.    We are also engaged in various billing disputes with Level 3 regarding amounts Level 3 claims we owe it. Although there can be no assurance as to the ultimate resolution of these disputes, we do not believe they will have a material adverse effect on our business, results of operations or financial condition.

Verizon Wireless.

In July 2006, Verizon Wireless notified us that it wished to terminate its existing Master Service Agreement. In response to the notification, in August 2006, we filed a petition for interconnection with the FCC. On January 14, 2008, we entered into a Direct Connection Agreement under which we may terminate traffic to Verizon Wireless and we dismissed without prejudice the petition for interconnection we filed at the FCC.

Verizon.

We are considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which we feel is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Assuming the conversion of our series A preferred stock, series B-1 preferred stock, series B-2 preferred stock and series C preferred stock there were 23,319,664 shares of common stock outstanding prior to the completion of our initial public offering in November 2007, approximately 32% of which was owned by entities affiliated with DCM III, L.P., 30% of which was owned by entities affiliated with New Enterprise Associates 10, LP and NEA Ventures 2003, Limited Partnership, 9% of which was owned by James P. Hynes and related entities and 6% of which was owned by Mesirow Capital Partners VIII, L.P. and related entities.

On October 10, 2007, holders of 21,877,443 shares of our common stock (which assumes the conversion of our then outstanding series A preferred stock, series B-1 preferred stock, series B-2 preferred stock and series C preferred stock), or 94% of our then-outstanding common stock on an as converted basis, executed a written consent in accordance with our then-existing certificate of incorporation in order to approve our amended and restated certificate of incorporation, our amended and restated by-laws and the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan and to elect our current board of directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “TNDM” since November 2, 2007. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $14.00 per share, and the initial public offering closed on November 7, 2007. The closing sale price of our common stock on the Nasdaq Global Market was $22.37 per share on February 15, 2008. From November 2, 2007 through December 31, 2007, the range of the high and low sale prices of our common stock was $20.28 to $17.42 per share.

There were approximately 1,200 beneficial stockholders of record at February 15, 2008. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to securities authorized under our equity compensation plans as of December 31, 2007 is set forth in Footnote 12 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 2-month total return provided stockholders on Neutral Tandem Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock and its relative performance is tracked through December 31, 2007. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Neutral Tandem under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock with dividends reinvested)

Unregistered Sales of Equity Securities

Set forth below is information regarding all securities of the Company (including shares of common stock and preferred stock issued, and options and warrants granted), by the Company within the past three completed years which were not registered under the Securities Act of 1933, as amended. Also included is the consideration, if any, received by the Company for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Issuances of Capital Stock.

On February 2, 2006, DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, Robert C. Hawk, Ed Greenberg, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe and John Barnicle purchased a total of 1,909,947 shares of Series C Preferred Stock from the Company for $6.2829 per share for an aggregate purchase price of $12,000,006.01.

On November 2, 2006, Dixon Doll purchased a total of 70,000 shares of common stock from the Company for $3.68 per share for an aggregate purchase price of $257,600.

The sales and issuances listed above were deemed exempt from registration under the Securities Act by virtue of Section 4(2), as transactions not involving a public offering, and Rule 701 thereunder.

(b) Stock Option Grants.

As of December 31, 2007, the Company had granted stock options under the Neutral Tandem, Inc. 2003 Stock Option and Stock Incentive Plan for an aggregate of 3,328,412 shares of common stock (net of exercises, expirations and cancellations) that were not registered under the Securities Act at a weighted average exercise $1.98 per share and during the three years ending December 31, 2007 options to purchase 362,825 shares of common stock not registered under the Securities Act were exercised for an aggregate purchase price of approximately $353,662.

The issuance of stock options and the common stock issuable upon the exercise of such options as described in this paragraph (b) were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act.

(c) Issuance of Warrants.

On May 27, 2004, the Company granted warrants to purchase 200,000 shares of Series A Preferred Stock for $1.00 per share to Venture Lending and Leasing IV, Inc. in connection with the Loan and Security Agreement, dated May 28, 2004 and as amended and supplemented from time to time.

On December 20, 2004, the Company granted warrants to purchase 92,812 shares of Series B-1 Preferred Stock for $1.48 per share and 21,885 of Series B-2 Preferred Stock for $6.28 per share to Venture Lending and Leasing IV, Inc.

On July 13, 2005, the Registrant granted warrants to purchase 87,539 of Series C Preferred Stock for $6.28 per share to Venture Lending and Leasing IV, Inc.

On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

The sales and issuances listed above were deemed exempt from registration under the Securities Act by virtue of Section 4(2), as transactions not involving a public offering.

Use of Proceeds

On November 7, 2007, we completed our initial public offering of common stock in which we sold 7,247,489 shares of common stock (including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option) and selling stockholders sold 399,928 shares of common stock, in each case at an issue price of $14.00 per share. The SEC declared the registration statement for the initial public offering (File No. 333-140127) effective on November 1, 2007. The managing underwriters for the offering were Morgan Stanley and CIBC World Markets. We raised a total of $101.5 million in gross proceeds from our initial public offering, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.

At December 31, 2007, the entire $91.3 million of net proceeds was invested in one money market mutual fund. Pending the remaining use of net proceeds, the net proceeds will be used for working capital, capital expenditures and general corporate purposes which may include fees, salaries and bonuses to our directors and officers. We currently cannot estimate the portion of the net proceeds that will be used for any specific purpose.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006, and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations
Revenue	$85,555	$52,866	$27,962	$3,439	$—
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	30,163	21,305	11,349	2,027	13
Operations	15,536	11,613	8,189	2,704	155
Sales and marketing	1,770	1,553	1,360	775	69
General and administrative	9,426	4,166	3,053	2,310	449
Depreciation and amortization	11,076	7,160	3,141	655	2
Impairment of fixed assets	—	1,234	—	—	—
Loss (gain) on disposal of fixed assets	(144)	333	—	—	—

Total operating expense	67,827	47,364	27,092	8,471	688

Income (loss) from operations	17,728	5,502	870	(5,032)	(688)

Other (income) expense
Interest expense	1,668	1,289	843	276	8
Interest income	(1,321)	(778)	(170)	(69)	(6)
Change in fair value of warrants	4,919	832	674	—	—
Other income	—	—	(11)	—	—

Total other expense	5,266	1,343	1,336	207	2

Income (loss) before income taxes	12,462	4,159	(466)	(5,239)	(690)
Provision(benefit) for income taxes	6,204	(499)	—	—	—

Net income (loss)	$6,258	$4,658	$(466)	$(5,239)	$(690)

Earnings (loss) per common share-basic (1)	$0.68	$0.88	$(0.08)	$(1.02)	$(0.14)
Earnings (loss) per common share-diluted (1)	$0.24	$0.20	$(0.08)	$(1.02)	$(0.14)
Weighted average number of shares outstanding—basic:	9,248	5,293	5,628	5,117	4,918
Weighted average number of shares outstanding—diluted:	26,378	23,481	5,628	5,117	4,918

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$112,020	$20,084	$1,291	$199	$82
Total current assets	127,382	31,525	10,566	9,715	6,710
Total assets	166,016	61,991	31,224	19,330	8,024
Total current liabilities	16,276	13,325	6,895	3,579	123
Total liabilities	22,094	25,356	11,833	7,769	123
Total preferred stock	—	38,000	26,000	17,500	8,723
Total shareholders’ equity (deficit)	143,922	(1,365)	(6,609)	(5,939)	(822)

Cash Flow Data:
Cash flows from operating activities	$24,141	$12,967	$2,147	$(4,572)	$(623)
Cash flows from investing activities	(19,947)	(12,719)	(10,240)	(10,030)	(7,886)
Cash flows from financing activities	87,742	18,545	9,185	14,719	8,591

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” or “may,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this annual report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic was through the use of the incumbent local exchange carriers’, or ILECs, tandem switches. Under certain interpretations of the Telecommunications Act, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

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

We have signed agreements with major competitive carriers and non-carriers and we operate in 64 markets as of December 31, 2007. During 2007 our network carried approximately 41 billion minutes of traffic. As of December 31, 2007, our network was capable of connecting calls to an estimated 255 million telephone numbers assigned to carriers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe that we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

Since commencing service in February 2004, we have grown rapidly and operate in 64 markets as of December 31, 2007. For the year ended December 31, 2007, we increased revenue to $85.6 million, an increase of 61.8% compared to the year ended December 31, 2006, and net income was approximately $6.3 million compared to net income of $4.7 million for the year ended December 31, 2006. Our income from operations for the year ended December 31, 2007 was $17.7 million compared to $5.5 million for the year ended December 31, 2006.

Financial Operation Overview

Revenue

We generate revenue from the sale of our neutral tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
Revenue (In thousands)	$85,555	$52,866	$27,962
Minutes of Use Billed (In millions)	41,003	24,749	10,428
Average fee per billed minute	$0.0021	$0.0021	$0.0027

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 30 new markets that we added in 2007, the 20 additional markets we added in 2006 and the ten new markets added in 2005 as financially attractive, the rates we charge in those markets are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

Our service solution incorporates other components beyond switching. In addition to switching, we provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per-minute fees are intended to incorporate all of these services.

While generally not seasonal in nature, our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly. See “Risk Factors—Risks Factors Related to Our Business—We could experience material variances in our revenues.”

Our revenues could also be affected as a result of disputes with Level 3. See “Item 3. Legal Proceedings”.

Operating Expense

Operating expenses consist of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, impairment of fixed assets and the gain or loss on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew from 58 employees at December 31, 2004 to 126 employees at December 31, 2007.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must provide additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through April 2018. Additionally, we pay the cost of all the utilities for all of our switch locations.

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

Operations Expenses.    Operations expenses include payroll and benefits for both our switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies. We expect to hire new employees to support our planned future growth.

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

Impairment of Fixed Assets.    The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operation. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by discounting the estimated future cash flows associated with the asset.

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

Change in Fair Value of Warrants.    Freestanding warrants related to preferred shares that are conditionally redeemable were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the closing of the Company’s IPO in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable” (FSP 150-5). The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity (deficit), and the Company has ceased to record any further periodic fair value adjustments.

Other Income (Expense).    Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. See “—Debt and Credit Facilities” below. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this prospectus. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Accrued Liabilities

•	Accounting for Income Taxes

•	Stock-Based Compensation

•	Legal Contingencies

Revenue Recognition

We generate revenue from sales of our neutral tandem interconnection services. We maintain executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. At December 31, 2007, we do not have any allowance for doubtful accounts. We wrote-off $0.1 million of customer receivables during 2007 related to a customer who filed for Chapter 11 bankruptcy protection.

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

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At December 31, 2007, our disputed charges accrual was approximately $1.9 million. Of this amount, $0.4 million was related to one dispute. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes. For more information, see “Item 3. Legal Proceedings.”

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 , Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 (Accounting for Income Taxes). FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition upon adoption and for the twelve months ended December 31, 2007.

Stock-Based Compensation

We established the 2003 Stock Option and Stock Incentive Plan, or the 2003 Stock Incentive Plan, which provides for issuance of options and restricted stock for up to 1,600,000 shares under incentive stock option and nonqualified stock option agreements to our eligible employees, officers and independent contractors. We authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Stock Incentive Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing our initial public offering, we adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of December 31, 2007, there were 3,310,412 shares reserved for issuance under the 2003 Plan in respect of awards made prior to our initial public offering. Under the 2003 Stock Incentive Plan, employees, officers and directors have been granted options to acquire shares of our common stock. The number of shares, exercise price of the shares, and vesting conditions are determined by the Compensation Committee of our board of directors. Under the 2003 Stock Incentive Plan, options generally vest ratably over four years and have a maximum term of 10 years as long as the option holder remains an employee of ours.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan which became effective immediately prior to the consummation of our initial public offering. The 2007 Long-Term Equity Incentive Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Long-Term Equity Incentive Plan. Unless terminated sooner, the 2007 Long-Term Equity Incentive Plan will terminate automatically on November 2, 2017.

As of February 15, 2008, there were awards for 18,000 shares issued under the 2007 Long-Term Equity Incentive Plan and 2,855,613 shares, representing approximately 9.2% of our outstanding common stock as of February 15, 2008, available for issuance under the 2007 Long-Term Equity Incentive Plan.

We currently record stock-based compensation expense in connection with any grant of options to our employees and independent contractors. We record stock-based compensation expense associated with our stock options in accordance with SFAS No. 123(R) Share-Based Payment, which requires us to calculate the expense associated with our stock options by determining the fair value of the options.

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

We follow the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the Stock Incentive Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the Stock Incentive Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2007, we issued 10,000 stock options to contractors. The following table shows the fair value of one share of our common stock on each stock option grant date during the years ended December 31, 2005, 2006 and 2007:

Grant Date	Number of Stock Options Issued	Weighted Average Fair Value of One Share of Common Stock
First Quarter 2005	120,500	$0.30
Second Quarter 2005	145,875	$0.49
Third Quarter 2005	67,500	$0.50
Fourth Quarter 2005	85,500	$0.78
First Quarter 2006	920,825	$1.17
Second Quarter 2006	397,500	$1.33
Third Quarter 2006	258,650	$2.56
Fourth Quarter 2006	778,400	$3.68
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30

Total	3,002,350

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for the years ended December 31, 2007, 2006 and 2005 with the following assumptions:

	December 31, 2007	December 31, 2006	December 31, 2005
Expected life	7.7 – 10.0 years	10 years	10 years
Risk-free interest rate range	3.8% – 4.9%	4.7% – 5.1%	4.2% – 4.5%
Expected dividends	—	—	—
Volatility	39.6% – 40.1%	34.4% - 41.6%	31.0%

During the timeframe leading up to 2006, our volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 40.1% at December 31, 2007.

The weighted-average fair value of options granted during the period was $3.88, $1.30 and $0.24 for the years ended December 31, 2007, 2006 and 2005, respectively. The total grant date fair value of options that vested during years ended December 31, 2007, 2006 and 2005 was approximately $1.0 million, $0.1 million and $0.0 million, respectively.

Legal Contingencies

We are currently involved in various claims and legal proceedings including our dispute with Level 3. See “Item 3. Legal Proceedings.” We review the status of each significant matter quarterly and assess our financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

See “Risk Factors” for certain matters that may bear on our future results of operations.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2007, 2006 and 2005:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$85,555	$52,866	$27,962

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	30,163	21,305	11,349
Operations	15,536	11,613	8,189
Sales and marketing	1,770	1,553	1,360
General and administrative	9,426	4,166	3,053
Depreciation and amortization	11,076	7,160	3,141
Impairment of fixed assets	—	1,234	—
Loss (gain) on disposal of fixed assets	(144)	333	—

Total operating expense	67,827	47,364	27,092

Income from operations	17,728	5,502	870

Other (income) expense
Interest expense, including debt discount of $139, $124 and $68, respectively	1,668	1,289	843
Interest income	(1,321)	(778)	(170)
Change in fair value of warrants	4,919	832	674
Other income	—	—	(11)

Total other expense	5,266	1,343	1,336

Income (loss) before income taxes	12,462	4,159	(466)
Provision(benefit) for income taxes	6,204	(499)	—

Net income (loss)	$6,258	$4,658	$(466)

Net income (loss) per share:
Basic	$0.68	$0.88	$(0.08)

Diluted	$0.24	$0.20	$(0.08)

Weighted average number of shares outstanding:
Basic	9,248	5,293	5,628

Diluted	26,378	23,481	5,628

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.    Revenue of $85.6 million for the year ended December 31, 2007 increased $32.7 million, or 61.8%, from $52.9 million for the year ended December 31, 2006. Minutes of use billed of 41 billion minutes processed for the year ended December 31, 2007 increased by 16.3 billion minutes, or 66%, from 24.7 billion minutes processed in the year ended December 31, 2006.

The number of markets in which we operate increased to 64 at December 31, 2007 from 34 at December 31, 2006. The average fee per minute for the years ended December 31, 2007 and 2006 remained constant at $0.0021.

If we are unsuccessful in resolving our various disputes with Level 3 our revenue going forward could be affected. In connection with certain of these proceedings, we elected not to maintain our right to direct interconnection with Level 3 in a number of states. The traffic we terminated to Level 3 in these states accounted for approximately 1.9% of our total traffic during the first six months of 2007. In addition, we have ongoing disputes with Level 3 in a number additional of states regarding our direct interconnection rights, which accounted for approximately 9.2% of our total traffic during 2007. See “Item 3. Legal Proceedings.”

Operating Expenses.    Operating expenses of $67.8 million for the year ended December 31, 2007 increased $20.4 million from $47.4 million in the year ended December 31, 2006, or 79.2% and 89.6% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $30.2 million for the year ended December 31, 2007, or 35.3% of revenue, increased from $21.3 million for the year ended December 31, 2006, or 40.3% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 338 switch locations to 891 switch locations at December 31, 2007 from 553 switch locations at December 31, 2006. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of December 31, 2007 grew to 24 compared to 18 locations at December 31, 2006.

Operations Expenses.    Operations expenses of $15.5 million for the year ended December 31, 2007, or 18.1% of revenue, increased $3.9 million compared to $11.6 million for the year ended December 31, 2006, or 21.9% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense.    Sales and marketing expense of $1.8 million for the year ended December 31, 2007, or 2.1% of revenue, increased slightly from $1.6 million for the year ended December 31, 2006, or 3% of revenue. We have successfully increased revenues while maintaining the same size of the sales and marketing force.

General and Administrative Expense.    General and administrative expense increased to $9.4 million for the year ended December 31, 2007, or 11% of revenue, compared to $4.2 million for the year ended December 31, 2006, or 7.9% of revenue. The increase in our general and administrative expense is primarily due to higher professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Item. 3 “Legal Proceedings.”

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $11.1 million for the year ended December 31, 2007, or 13.0% of revenue, compared to $7.2 million for the year ended December 31, 2006, or 13.6% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets along with accelerated depreciation of $2.1 million which was related to our conversion to new switch equipment in our Atlanta, Miami and New York locations.

Impairment of Fixed Assets.    There was no impairment of fixed assets for the year ended December 31, 2007 compared to $1.2 million for the year ended December 31, 2006. In October 2006, we decided to invest in new switch equipment in our Atlanta and Miami locations. As a result of this decision, a significant portion of the old switch equipment in Atlanta and Miami was no longer utilized. In 2006, we recorded asset impairment of $1.2 million related to the installation of new switch equipment in its Atlanta and Miami locations.

Loss (gain) on Disposal of Fixed Assets.    We sold equipment in 2007 in which we received a total of approximately $0.2 million. The equipment did not have any carrying value at the time of sale. During the year we also disposed of equipment that resulted in a total loss of approximately $0.1 million.

Other (Income) Expense.    Other expense increased to $5.3 million in the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The change in fair value of warrants was $4.9 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006, an increase of $4.1 million.

Provision for Income Taxes.    Provision for income taxes of $6.2 million for the year ended December 31, 2007 increased by $6.7 million compared to a benefit of $0.5 million for the year ended December 31, 2006. The effective tax rate at December 31, 2007 was 49.8%, which was higher than the statutory rate primarily due to the non-deductibility of our expense related to the change in fair value of warrants. The effective tax rate at December 31, 2006 was 12%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue.    Revenue increased from $28.0 million in the year ended December 31, 2005 to $52.9 million in the year ended December 31, 2006, or an increase of 89.1%. The increase in revenue was due to a net increase of minutes of use from 10.4 billion minutes processed in the year ended December 31, 2005 to 24.7 billion minutes processed in the year ended December 31, 2006, an increase of 137.5%, which was partially offset by lower rates in new markets.

The number of markets in which we operate increased from 14 at December 31, 2005 to 34 at December 31, 2006. The average fee per minute decreased from $0.0027 in the year ended December 31, 2005 to $0.0021 in the year ended December 31, 2006, a decrease of 22.2%. The decrease resulted from us entering 20 new markets where the market rates offered by the ILECs were lower than our then average market rate, causing us to enter into contracts with our customers at competitively lower rates than in markets where we had already been in operation.

As a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use that we processed. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year, resulting in reduced billings of approximately $1.6 million.

Operating Expenses.    Operating expenses were $47.4 million for the year ended December 31, 2006 compared to $27.1 million for the year ended December 31, 2005, or 89.6% and 96.8% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses were $21.3 million for the year ended December 31, 2006, or 40.3% of revenue, compared to $11.3 million for the year ended December 31, 2005, or 40.4% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 233 switch locations to 553 at December 31, 2006 from 320 switch locations at December 31, 2005. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of December 31, 2006 grew to 18 compared to 14 locations at December 31, 2005.

Operations Expenses.    Operations expenses were $11.6 million for the year ended December 31, 2006, or 21.9% of revenue, compared to $8.2 million for the year ended December 31, 2005, or 29.3% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense.    Sales and marketing expense was $1.6 million for the year ended December 31, 2006, or 3.0% of revenue, compared to $1.4 million for the year ended December 31, 2005, or 5.0% of revenue. We have successfully increased revenues while maintaining the same size of the sales and marketing force as 2005.

General and Administrative Expense.    General and administrative expense was $4.2 million for the year ended December 31, 2006, or 7.9% of revenue, compared to $3.1 million for the year ended December 31, 2005, or 11.1% of revenue. The increase in our general and administrative expense is primarily due to an increase in salaries and benefits resulting from hiring additional employees.

Depreciation and Amortization Expense.    Depreciation and amortization expense of $7.2 million for the year ended December 31, 2006, was $4.1 million higher compared to $3.1 million for the year ended December 31, 2005. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Impairment of fixed assets.    Impairment of fixed assets was $1.2 million for the year ended December 31, 2006 compared to no impairment of fixed assets for the year ended December 31, 2005. In October 2006, we decided to invest in new switch equipment in our Atlanta and Miami locations. The new equipment has been installed and became operational in February 2007 and March 2007 for Atlanta and Miami, respectively. As a result of this decision, a significant portion of the old switch equipment in Atlanta and Miami will no longer be utilized. We assumed no salvage value for disposal of the old Atlanta and Miami switch equipment. The carrying value of the equipment to be disposed of in Atlanta and Miami was approximately $1.2 million and $2.4 million, respectively, at October 1, 2006. In 2006, we recorded asset impairment of $1.2 million related to the installation of new switch equipment in its Atlanta and Miami locations.

Loss (gain) on disposal of fixed assets.    In November 2006, we disposed of certain switch equipment at our Los Angeles facility that resulted in a total loss of approximately $0.3 million.

Other (Income) Expense.    Other expense was $1.3 million in the years ended December 31, 2006 and 2005, or 2.5% and 4.6% of revenue, respectively. A $0.5 million increase in our interest expense related to our increase in borrowings under our credit facility, was off-set by an increase of $0.6 million in interest income from higher average balances invested. In addition, the change in fair value of warrants increased by $0.1 million.

Provision (benefit) for Income Taxes.    The benefit for income taxes was $0.5 million the year ended December 31, 2006 compared to a provision for income taxes of zero in the year ended December 31, 2005. In 2006, the income tax benefit was a result of us releasing our prior valuation allowance offsetting deferred tax assets primarily related to our net operating loss carryforward.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of preferred shares and equity, borrowings under our credit facility and our initial public offering completed in November 2007. Our principal uses of cash have been capital expenditures for switch equipment, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be for facility expansion, capital expenditures for switch equipment and working capital.

Cash and cash equivalents of $112 million at December 31, 2007 increased $91.9 million from $20.1 million at December 31, 2006. The increase in cash and cash equivalents at December 31, 2007 is due to the completion of our initial public offering in November 2007 in which the Company received $91.3 million of net proceeds. At December 31, 2007 the entire amount of the net proceeds was invested in one money market mutual fund.

Working capital at December 31, 2007 was $111.1 million compared to $18.2 million at December 31, 2006. We received $91.3 million of net proceeds upon completion of our initial public offering in November 2007.

Our capital expenditures of $20.1 million, $17.1 million and $14.0 million in the years ended December 31, 2007, 2006 and 2005, respectively, related primarily to the installation of switching equipment in existing and new locations. Capital expenditures for 2008 are expected to be between $23.0 million and $25.0 million.

We believe that cash flow from operating activities, in addition to cash currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months. We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisitions or strategic opportunities. We do not have any available borrowing capacity under our credit agreement.

Discussion of Cash Flows

The following table sets forth components of our cash flow for the following periods:

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities	$24,141	$12,967	$2,147
Cash flows from investing activities	($19,947)	($12,719)	($10,240)
Cash flows from financing activities	$87,742	$18,545	$9,185

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

Cash provided by operations for the year ended December 31, 2007 of $24.1 million was attributable to net income of $6.3 million plus non-cash charges, primarily amortization and depreciation and change in fair value of warrants of $17.4 million, and $5.3 million due to an increase in accrued liabilities, less $4.9 million due to an increase in accounts receivable and a decrease in accounts payable. Cash provided by operations for the year ended December 31, 2006 of $13.0 million was attributable to net income of $4.7 million, plus non-cash charges, primarily amortization and depreciation, equipment loss and impairment of $9.4 million related to our decommissioning of several circuit switches and an increase in accounts payable, accrued liabilities and deferred tax liabilities of $3.1 million, which was partially offset by an increase in accounts receivable and other current and non-current assets of $4.2 million. Cash provided by operations for the year ended December 31, 2005 of $2.1 million was attributable to a net loss of $0.5 million, plus non-cash charges, primarily amortization and depreciation, of $3.9 million, and an increase in accounts payable and accrued liabilities of $2.3 million, which was partially offset by an increase in accounts receivable of $3.6 million

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the timing of purchases and maturities of short-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Cash used in investing activities for the year ended December 31, 2007 was $19.9 million. We invested $20.1 million in the purchase of switch equipment, partially offset by proceeds from sale of equipment of $0.2 million. Cash used in investing activities for the year ended December 31, 2006 was $12.7 million. We invested $17.1 million in the purchase of switch equipment, offset by a decrease in short-term investments of $4.5 million. Cash used in investing activities for the year ended December 31, 2005 was $10.2 million. We invested $14.0 million in the purchase of switch equipment, offset by a decrease in short-term investments of $3.8 million.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

We generated cash flow from financing activities for the year ended December 31, 2007 of $87.7 million primarily as a result of $93.2 million in net proceeds from the issuance of common shares and the company’s initial public offering. These net proceeds were partially offset by our repayment of $5.5 million of principal on our outstanding debt. We generated cash flow from financing activities for the year ended December 31, 2006 of $18.5 million primarily as a result of $11.9 million in net proceeds from the issuance of preferred shares, $10.0 million in borrowing under our credit facility from an affiliate of Western Technology Investment and $0.3 million in proceeds from the exercise of stock options. These proceeds were partially offset by our repayment of $3.6 million of principal on our outstanding debt. We generated cash flow from financing activities in the year ended December 31, 2005 of $9.2 million primarily as a result of $8.4 million in net proceeds from the issuance of preferred shares and $2.8 million in borrowing under our credit facility. These proceeds were partially offset by our repayment of $2.0 million of principal on our outstanding debt.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2007. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2007.

	Payments due by period
Contractual Cash Obligations	Total	Current	2-3 years	4-5 years	More than 5 years
	(In thousands)
Principal payments on long-term debt	$7,727	$4,479	$3,248	$—	$—
Interest payments on long-term debt (1)	2,138	1,020	1,118	—	—
Operating leases	22,329	3,617	7,365	5,538	5,809

Total	$32,194	$9,116	$11,731	$5,538	$5,809

(1)	Interest rate is fixed according to the terms of the loan agreement.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. This credit facility matures in several installments, beginning in May 2007 and ending in March 2010. As of December 31, 2007 we had approximately $7.7 million outstanding under this credit facility and no available capacity for future borrowings. Loans bear interest at prime plus between 1.25% and 3.005% and there is a terminal payment of between 8.14% and 9.6% of the original amount borrowed. The average interest rate of this credit facility, including all balloon payments, was 12.9%, 12.9% and 11.7% for the years ended December 31, 2007, 2006 and 2005, respectively. Our obligations under the credit facility are secured by a lien on substantially all of our assets and specified equipment.

Under the terms of the credit facility, we must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of our business without the permission of the lender. As of December 31, 2007, we were in compliance with all of the covenants under the agreement.

Additionally, in accordance with the terms of the credit facility, we issued warrants to the note holders to purchase shares of our preferred stock. In 2004, the Company issued 200,000 warrants, 92,812 warrants and

21,885 warrants with an exercise price of $1.00, $1.48 and $6.28 each, respectively. In 2006, the Company issued 87,539 warrants with an exercise price of $6.28 each. The warrants are exercisable at any time up to eight years after their issuance. On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

The fair value of the warrants at the time of issuance, as calculated using the Black-Scholes method, was estimated at $495,000, $495,000 and $206,000 cumulatively at December 31, 2007, 2006 and 2005, respectively, and has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense related to the amortization of the debt discount for the years ended December 31, 2007, 2006 and 2005 were $139,000, $124,000 and $68,000 respectively.

Letters of Credit

We use cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At December 31, 2007 there was $419,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2007, 2006 and 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No . 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations and financial condition at adoption or for the year ended and as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material impact upon our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have determined that we are not electing to adopt this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces the Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. We will adopt this standard for acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement was issued, limited guidance existed for reporting noncontrolling interest. We will adopt this standard for acquisitions consummated after the effective date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We invest our excess cash in short-term money market mutual funds whose carrying values approximate market. We do not enter into investments for trading or speculative purposes. As of December 31, 2007, we had $105.9 million in cash and cash equivalents invested in one money market mutual fund. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 4, 2008

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$112,020	$20,084
Accounts receivable	12,104	7,876
Deferred tax asset-current	2,242	2,699
Other current assets	1,016	866

Total current assets	127,382	31,525
Property and equipment—net	37,410	29,090
Restricted cash	419	397
Other assets	805	979

Total assets	$166,016	$61,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575	$1,919
Accrued liabilities:
Circuit cost	5,694	2,735
Rent	1,163	948
Payroll and related items	1,692	891
Other	2,768	1,515
Current installments of long-term debt	4,384	5,317

Total current liabilities	16,276	13,325
Other liabilities	527	2,420
Deferred tax liability-noncurrent	2,095	2,026
Long-term debt—excluding current installments	3,196	7,585

Total liabilities	22,094	25,356
Commitments and Contingencies
Preferred convertible stock—Series A, par value of $0.001; 9,200,000 authorized shares; 9,000,000 shares issued and outstanding at December 31, 2006 liquidation preference of $9.0 million at December 31, 2006	—	9,000
Preferred convertible stock—Series B-1, par value of $.001; 5,830,228 authorized shares; 5,737,416 shares issued and outstanding at December 31, 2006 liquidation preference of $8.5 million at December 31, 2006	—	8,500
Preferred convertible stock—Series B-2, par value of $.001; 1,374,752 authorized shares; 1,352,867 shares issued and outstanding at December 31, 2006 liquidation preference of $8.5 million at December 31, 2006	—	8,500
Preferred convertible stock—Series C, par value of $.001; 2,009,947 authorized shares; 1,909,947 shares issued and outstanding at December 31, 2006 liquidation preference of $12.0 million at December 31, 2006	—	12,000
Shareholders’ equity (deficit):
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at December 31, 2007	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 30,832,939 shares and 5,319,434 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	32	6
Warrants	6,920	—
Additional paid-in capital	132,889	806
Accumulated earnings (deficit)	4,081	(2,177)

Total shareholders’ equity (deficit)	143,922	(1,365)

Total liabilities and shareholders’ equity (deficit)	$166,016	$61,991

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$85,555	$52,866	$27,962

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	30,163	21,305	11,349
Operations	15,536	11,613	8,189
Sales and marketing	1,770	1,553	1,360
General and administrative	9,426	4,166	3,053
Depreciation and amortization	11,076	7,160	3,141
Impairment of fixed assets	—	1,234	—
Loss (gain) on disposal of fixed assets	(144)	333	—

Total operating expense	67,827	47,364	27,092

Income from operations	17,728	5,502	870

Other (income) expense
Interest expense, including debt discount of $139, $124 and $68, respectively	1,668	1,289	843
Interest income	(1,321)	(778)	(170)
Change in fair value of warrants	4,919	832	674
Other income	—	—	(11)

Total other expense	5,266	1,343	1,336

Income (loss) before income taxes	12,462	4,159	(466)
Provision (benefit) for income taxes	6,204	(499)	—

Net income (loss)	$6,258	$4,658	$(466)

Net income (loss) per share:
Basic	$0.68	$0.88	$(0.08)

Diluted	$0.24	$0.20	$(0.08)

Weighted average number of shares outstanding:
Basic	9,248	5,293	5,628

Diluted	26,378	23,481	5,628

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Shares Outstanding
	Series X Preferred Shares	Common Shares	Warrants	Common Shares	Warrants	Additional Paid-In Capital	Accum Deficit/ Earnings	Total Shareholders’ Equity
Balance at December 31, 2004	100	5,490,000	—	$5	$—	$116	$(6,242)	$(6,121)
Net loss and comprehensive loss	—	—	—	—	—	—	(466)	(466)
Series X conversion to common shares	(100)	417,084	—	—	—	—	—	—
Purchase of common shares for retirement	—	(386,800)	—	—	—	—	—	—
Exercise of stock options	—	15,000	—	—	—	2	—	2
Stock option expense	—	—	—	—	—	29	—	29
Accretion of preferred stock	—	—	—	—	—	—	(53)	(53)

Balance at December 31, 2005	—	5,535,284	—	5	—	147	(6,761)	(6,609)
Net income and comprehensive income	—	—	—	—	—	—	4,658	4,658
Purchase of common shares for retirement	—	(299,100)	—	—	—	(1)	—	(1)
Exercise of stock options	—	83,250	—	1	—	261	—	262
Stock option expense	—	—	—	—	—	399	—	399
Accretion of preferred stock	—	—	—	—	—	—	(74)	(74)

Balance at December 31, 2006	—	5,319,434	—	6	—	806	(2,177)	(1,365)
Net income and comprehensive income	—	—	—	—	—	—	6,258	6,258
Proceeds from issuance of common shares, net of costs	—	7,248,700	—	7	—	93,104	—	93,111
Preferred conversion to common shares	—	18,000,230	—	18	—	37,982	—	38,000
Reclassification of warrants	—	—	402,236	—	6,920	—	—	6,920
Exercise of stock options	—	264,575	—	1	—	91	—	92
Stock option expense	—	—	—	—	—	906	—	906

Balance at December 31, 2007	—	30,832,939	402,236	$32	$6,920	$132,889	$4,081	$143,922

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$6,258	$4,658	$(466)
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	11,076	7,160	3,141
Deferred tax	526	(673)	—
Impairment of fixed assets	—	1,234	—
Loss (gain) on disposal of fixed assets	(144)	333	—
Non-cash share-based compensation	906	399	29
Amortization of debt discount	139	124	68
Changes in fair value of warrants	4,919	832	674
Changes in assets and liabilities:
Accounts receivable—net	(4,228)	(3,255)	(3,568)
Other current assets	(150)	(662)	58
Other noncurrent assets	174	(230)	(193)
Accounts payable	(671)	433	262
Accrued liabilities	5,228	2,225	1,856
Noncurrent liabilities	108	389	286

Net cash flows from operating activities	24,141	12,967	2,147

Cash Flows From Investing Activities:
Purchase of equipment	(20,149)	(17,098)	(13,977)
Proceeds from sale of equipment	224	—	—
Increase in restricted cash	(22)	(71)	(13)
Purchase of short-term investments	—	(48,000)	(8,000)
Sale of short-term investments	—	52,450	11,750

Net cash flows from investing activities	(19,947)	(12,719)	(10,240)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	1,924	262	2
Proceeds from issuance of common shares, net of issuance cost	91,279	—	—
Purchase of common shares for retirement	—	(1)	—
Proceeds from the issuance of convertible preferred shares, net of issuance cost	—	11,926	8,448
Proceeds from the issuance of long-term debt	—	10,000	2,750
Principal payments on long-term debt	(5,461)	(3,642)	(2,015)

Net cash flows from financing activities	87,742	18,545	9,185

Net Increase In Cash And Cash Equivalents	91,936	18,793	1,092
Cash And Cash Equivalents—Beginning	20,084	1,291	199

Cash And Cash Equivalents—End	$112,020	$20,084	$1,291

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,258	$776	$434

Cash paid for taxes	$3,385	$781	$—

Cash refunded for taxes	$542	$—	$—

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$463	$1,136	$—

Financing Activity—Warrants issued	$—	$289	$24

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Organization—Neutral Tandem, Inc. (“the Company”) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic was through use of the incumbent local exchange carriers’, or ILECs, tandem switches. Under certain interpretations of the Telecommunications Act of 1996, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

Initial Public Offering—In November 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18 million shares of common stock. Upon the closing of the Company’s IPO, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of stock-based awards and warrants issued prior to its IPO, the allowance for doubtful accounts and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Property and Equipment—Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for switch equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less.

Software Development Costs—The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized project funding. The carrying value of software and development costs is regularly reviewed by management for potential impairment. The Company amortizes capitalized software costs over the estimated useful life of three years.

Restricted Cash—The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at both December 31, 2007 and 2006. As the Company expands into additional markets, the amount of restricted cash pledged to letters of credit may increase.

Long-lived Assets—The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by discounting the estimated future cash flows associated with the asset.

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

The Company had no impairment of long-lived assets at December 31, 2007.

Asset Retirement Obligation—The Company leases all of its switch locations. The Company’s leases with its landlords require it to return the switch locations back to their original condition or that major work, such as heating and ventilation upgrades, stay with the facility. Therefore, the Company has a basic requirement to remove its switch equipment, telephone connections and battery power supply. This cost is estimated to be immaterial. The Company’s operations and engineering management team believes the cost to remove all items identified above would be an immaterial amount.

Freestanding Convertible Preferred Stock Warrants—Upon the closing of the Company’s IPO in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable” (FSP 150-5). The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity (deficit), and the Company has ceased to record any further periodic fair value adjustments.

In 2007 (through the completion of its IPO) and 2006, the Company recorded $4.9 million and $0.8 million, respectively, of expense reflected in change in fair value of warrants, a component of other (income) expense, net to reflect the increase in fair value during the period.

On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 common shares on February 25, 2008 in full satisfaction of all outstanding warrants.

Revenue Recognition—The Company generates revenue from sales of its tandem interconnection services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided and when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony.

Accounting for Legal Costs Expected to Be Incurred In Connection with a Loss Contingency—The Company includes an estimate of future legal fees to be incurred in connection with the resolution of vendor disputes when a loss contingency is initially determined. The estimate is consistent with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Network and Facilities Expense—The Company’s network and facilities expenses include transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. The Company does not defer any costs associated with the start-up of new switch locations and does not capitalize any costs.

Network transport costs typically occur on a repeating monthly basis, which the Company refers to as recurring costs, or on a one-time basis, which the Company refers to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by the Company to interconnect our customers. As the Company’s traffic increases, it must provide additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through April 2018. Additionally, the Company pays the cost of all the utilities for all of its switch locations.

The largest component of other costs relates to charges paid to utilize ILEC services. The Company incurs some monthly charges from the ILECs as it diversifies its network and provides alternative routes to complete the customers’ traffic. In some cases, the Company may not have sufficient capacity of network transport lines installed in its network to handle the volume of traffic destined for a particular customer. In this case, it will incur these charges, generally temporarily, in order to maintain a high quality of service.

Operations Expenses—The Company’s operations expenses include payroll and benefits for both switch location personnel as well as individuals located at the corporate office who are directly responsible for maintaining and expanding the switch network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies.

Earnings (Loss) Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. During periods in which a net loss is incurred, diluted earnings per share amounts are the same as the basic per share amounts because the effect of all options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock is anti-dilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Years Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Numerator:
Net income (loss) applicable to common stockholders	$6,258	$4,658	$(466)

Denominator:
Weighted average common shares outstanding	9,248	5,293	5,628
Effect of dilutive securities:
Stock options	1,567	355	—
Warrants	275	—	—
Series A Preferred Stock	7,644	9,000	—
Series B-1 Preferred Stock	4,873	5,737	—
Series B-2 Preferred Stock	1,149	1,353	—
Series C Preferred Stock	1,622	1,743	—

Denominator for diluted earnings per share	26,378	23,481	5,628

Net earnings (loss) per share:
Basic—as reported	$0.68	$0.88	$(0.08)

Diluted—as reported	$0.24	$0.20	$(0.08)

For purposes of calculating the 2006 diluted earnings per share, the Company excluded the impact of the convertible warrants on weighted average shares as the cash settlement method results in an anti- dilutive impact on the calculation.

The Company incurred a net loss for the year ended December 31, 2005; therefore, conversion of preferred stock, warrants and potential common stock issuances attributable to stock options were excluded from the calculation of diluted earnings per share amount because the effect would have been anti-dilutive. The number of shares used to calculate diluted per share amounts otherwise would have been increased by 15,775,000.

Options to purchase 93,000 and 1,335,000 shares of common stock at a weighted-average price of $10.40 and $1.22 per share were outstanding during the year ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Comprehensive Income—Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income (loss) for the years ended December 31, 2007, 2006 and 2005.

Accounting for Stock-Based Compensation—As of January 1, 2005, the Company adopted SFAS No. 123(R) using the modified retrospective method. The modified retrospective method requires the prior period financial statements to be restated to recognize compensation cost in the amounts previously reported in the pro forma footnotes.

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

The amount of share-based expense recorded in the years ended December 31, 2007, 2006 and 2005, is $906,000, $399,000, and $29,000, respectively.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

Concentrations—For the years ended 2007, 2006 and 2005, the aggregate revenues of four customers accounted for 54%, 46% and 55% of total revenues, respectively. At December 31, 2007 and 2006, the aggregate accounts receivable of four customers accounted for 55% and 43% of the Company’s total trade accounts receivable, respectively.

In 2007, the Company had two customers in excess of ten percent of sales, which were 26% and 14% of the Company’s total revenue, respectively. At December 31, 2007, the Company had three customers who accounted for 22%, 14% and 11% of the Company’s accounts receivable balance, respectively.

In 2006, the Company had two customers in excess of ten percent of sales, which were 23% and 14% of the Company’s total revenue, respectively. At December 31, 2006, the Company had two customers who accounted for 21% and 13% of the Company’s accounts receivable balance, respectively.

In 2005, the Company had three customers in excess of ten percent of sales, which were 18%, 15% and 13% of the Company’s total revenue, respectively. At December 31, 2005, the Company had three customers who accounted for 13%, 11% and 10% of the Company’s accounts receivable balance, respectively.

For the year ended December 31, 2007, the company had $112 million in cash and cash equivalents. Of this amount, approximately $105.9 million was invested in one money market fund. Investment policies have been implemented that limit investments to highly liquid investments with an original maturity of 90 days or less.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No . 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on the Company’s consolidated results of operations or financial condition at adoption or for the year ended and as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . The standard provides guidance for using fair value to measure assets and liabilities. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a material impact upon the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that it is not electing to adopt this standard.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces the Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. The Company will adopt this standard for acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement was issued, limited guidance existed for reporting noncontrolling interest. The Company will adopt this standard for acquisitions consummated after the effective date.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007 and 2006 consists of the following:

(Dollars in thousands)	December 31, 2007	December 31, 2006
Switch equipment	$46,745	$35,657
Construction in process	5,385	2,866
Computer software	1,156	1,040
Computer equipment	1,237	860
Tools and test equipment	354	307
Furniture and fixtures	310	245
Leasehold improvements	1,205	230

	56,392	41,205
Less accumulated depreciation	(18,982)	(12,115)

Property and equipment-net	$37,410	$29,090

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 and 2006 consists of the following:

(Dollars in thousands)	December 31, 2007	December 31, 2006
Billed receivables	$10,252	$6,112
Unbilled receivables	1,839	1,145
Other receivables	13	619

	12,104	7,876
Less allowance for doubtful accounts	—	—

Accounts receivable—net of allowance for doubtful accounts	$12,104	$7,876

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

In accordance with the terms of the agreement, the Company issued warrants to the note holders. The warrants are exercisable any time up to eight years after their issuance. The terms of the agreement provide for the adjustment of stock purchase price and number of shares under the warrant subject to, any stock split, stock dividend, subdivision or combination of shares, reclassification of shares dilution or similar event, merger, sale or issuance of shares below purchase prices. There have been no new sales of securities, or other events, that would lower the conversion price of the warrants. The warrants are required to be settled with physical shares of the applicable Preferred Convertible Stock. As a result of the automatic conversion of the Company’s Series A, B-1, B-2 and C preferred convertible stock to common stock the warrants are now exercisable for an equivalent number of the Company’s common shares.

With respect to periods ending prior to completion of the IPO, the Company has classified the warrants as a liability given the conditional redemption feature of the underlying preferred stock. The warrants were recorded at the fair value at each period reported. No warrants had been exercised at December 31, 2007. On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 common shares on February 25, 2008 in full satisfaction of all outstanding warrants.

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model. The Company utilized the full term of the warrants as their expected life. The range of expected life ranges from less than one year to 7.5 years. The risk-free rate assumption ranges from 3.69% to 5.12%. Volatility of the Company’s underlying preferred convertible stock is utilized which ranges from 55.5% to 72.1%.

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000 and has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense for the years ended December 31, 2007, 2006 and 2005 were $139,000, $124,000 and $68,000, respectively.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended December 31, 2007, 2006 and 2005, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At December 31, 2007 there was $419,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	December 31, 2007	December 31, 2006
Secured term loan, interest payable at 7.0%. Principal repaid in 36 equal installments commencing June 1, 2004. A final payment of 8.14% of the borrowed amount was paid in May 2007	$—	$453
Secured term loan, interest payable at 7.3%. Principal repaid in 36 equal installments commencing October, 1, 2004. A final payment of 8.14% of the borrowed amount is required in August of 2007	—	240
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount is required in March 2008	249	1,205
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	902	1,816
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	1,395	2,175
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	1,528	2,299
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	1,729	2,500
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	1,924	2,500
Less—discount on debt associated with the issuance of warrants	(147)	(286)

Total long-term debt	7,580	12,902
Less—current installments	(4,384)	(5,317)

Long-term debt—excluding current installments	$3,196	$7,585

Total principal repayments required for each of the next three years under all long-term debt agreements are summarized as follows (dollars in thousands):

December 31, 2007
2008	$4,479
2009	3,013
2010	235

Total	$7,727

6.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all employees. The plan is a defined contribution savings plan in which employees may contribute up to 15% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.1 million to this plan during the year ended December 31, 2007. The Company did not contribute to the Plan during the years ended December 31, 2006 and 2005.

7.	PREFERRED CONVERTIBLE STOCK

At December 31, 2007, the Company no longer had any shares of convertible preferred stock issued and outstanding.

In 2003, the Company issued 8,723,000 shares of Series A Preferred Convertible Stock (Series A Preferred) with a par value of $0.001 per share for approximately $8.6 million. Also in 2003, the Company issued 100 shares of Series X Preferred Convertible Stock (Series X Preferred) with a par value of $0.001 per share for less than $0.1 million. The Series X Preferred Convertible Stock was issued to NT Holdings, LLC as part of the Company’s initial capitalization. The Series X Preferred are non-redeemable and are automatically convertible based on conversion rate per the stock terms once the Company has raised, in aggregate, more than $10.0 million of equity financing.

In 2004, an additional 277,000 shares of Series A Preferred Convertible Stock were issued for $0.3 million. Also in 2004, the Company issued 5,737,416 shares of Series B-1 Preferred Convertible Stock (Series B-1 Preferred) with a par value of $0.001 per share for approximately $8.3 million.

In June 2005, the entire outstanding 100 shares of Series X Preferred converted to $1.0 million of Common Stock, or 417,084 shares, at a blended rate (Series B-1 Preferred and Series B-2 Preferred) price of $2.3976. Also in 2005, the Company issued 1,352,867 shares of Series B-2 Preferred Convertible Stock (Series B-2 Preferred) with a par value of $0.001 per share for approximately $8.4 million.

In February 2006, the Company issued 1,909,947 shares of Series C Preferred Convertible Stock (Series C Preferred) with a par value of $0.001 per share for approximately $11.9 million

In 2006, the Company classified the preferred convertible stock as mezzanine equity on the consolidated balance sheet. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the security equal to the redemption value at the end of each reporting period.

On November 7, 2007, upon closing of the Company’s IPO, the Series A, B-1, B-2, and C Preferred Convertible Stock automatically converted into common stock. On this date, the Series A, B-1, B-2, and C preferred convertible stock converted into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock.

Series A, B-1, B-2 and C Preferred Convertible Shares—Series A Preferred Convertible Shareholders, Series B-1 Preferred Convertible Shareholders, Series B-2 Preferred Convertible Shareholders and Series C Preferred Convertible Shareholders had the following rights and privileges:

Voting—Holders of each Series A, B-1, B-2 and C Preferred Stock shall have voting rights on an as if converted basis.

Conversion—The holder of any shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred have the right at such holder’s option, at any time, to convert any of such shares into such number of fully paid and nonassessable shares of Common Stock as is determined (i) in the case of Series A Preferred by dividing $1.00 by the Series A Preferred Conversion Price in effect at the time of conversion; (ii) in the case of Series B-1 Preferred by dividing $1.4815 by the Series B-1 Preferred Conversion Price in effect at the time of conversion; (iii) in the case of Series B-2 Preferred by dividing $6.2829 by the Series B-2 Preferred Conversion price in effect at the time of conversion; and (iv) in the case of Series C Preferred by dividing $6.2829 by the Series C Preferred Conversion Price in effect at the time of conversion. No payment or adjustment will be made for any dividends on the Common Stock issuable upon such conversion.

Dividends—The holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore under the Delaware General Corporation Law and other applicable law, prior and in preference to any declaration or payment on Common Stock, non-cumulative dividends at an annual rate of eight percent (8%) of the original purchase price paid per share for the Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred payable either in cash, in property or in shares of capital stock.

Liquidation—In the event of a change in control or any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred are entitled to receive from the assets of the Company available for distribution to the stockholders prior and in preference to the holders of all other classes and series of stock, an amount equal to $1.00 for each outstanding share of Series A Preferred, $1.4815 for each outstanding share of Series B-1 Preferred, $6.2829 for each outstanding share of Series B-2 Preferred and $6.2829 for each outstanding share of Series C Preferred (in each case as adjusted for any stock split, stock dividend, combination, reclassification of shares dilution or similar event), plus all dividends declared and unpaid thereon. If, upon the occurrence of such event, the assets and funds thus distributed among the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred are insufficient to permit the payment to all holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred of the aforesaid preferential amounts, then the entire assets of the Company legally available for distribution are distributed ratably among the holders of the holders of shares of Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred in proportion to the full preferential amount each holder is otherwise entitled to receive.

8.	COMMON STOCK

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

During June 2005, the entire outstanding 100 shares of Series X Preferred converted to 417,084 shares of Common Stock. Series X Preferred automatically converted into $1.0 million worth of Common Stock at a blended rate (Series B-1 Preferred and Series B-2 Preferred) price of $2.3976. In 2005, the Company issued 15,000 shares of Common Stock to one employee who exercised stock options. Also in 2005, the Company repurchased 386,800 unvested restricted shares at a price of $0.001 per share, or $387, from two former employees.

The repurchase of unvested restricted shares in 2004 and 2005 was approved by the Board of Directors and is pursuant to section 2(a) of the Restricted Stock Agreements and Restated Restricted Stock Agreements between the employees and the Company. In both such agreements, the Company has the right to repurchase unvested restricted shares at the lower of the price paid to the Company for such shares, or the par value of $0.001 per share in most cases, or the fair market value of such shares at the time of repurchase.

In February 2006, the Company authorized an additional 1,500,000 shares of Common Stock with a par value of $0.001 per share to accommodate the increase of 1,050,000 in authorized stock options (see note 12) and the issuance of 1,909,947 shares of Series C Convertible Preferred Stock. In July 2006, the Company authorized an additional 2,000,000 options and restricted stock within the 2003 Stock Option Plan. Also in July 2006, the Company authorized an additional 2,000,000 shares of Common Stock with a par value of $0.001 per share. During the year 2006, the Company issued a total of 83,250 shares of Common Stock to five employees and one director who exercised stock options.

The Company repurchased 299,100 unvested restricted shares in February 2006, at a price of $0.001 per share, or $299, from a former employee. This action was approved by the Board of Directors and is pursuant to section 2(a) of the Restricted Stock Agreements and Restated Restricted Stock Agreements between the employees and the Company.

All shares of common stock issued prior to the IPO were subject to either the Company’s Amended and Restated Stockholders’ Agreement, (the “Stockholders’ Agreement”) or the Restricted Stock Agreements and Restated Restricted Stock Agreements between certain employees and the Company. Certain restricted shares are subject to a vesting period. Of these shares, approximately 4.7 million shares were outstanding of which 4.3 million shares were vested at December 31, 2007. The Stockholders’ Agreement was terminated upon completion of the IPO.

In November 2007, the Company completed its IPO of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million.

The Series A, B-1, B-2, and C Preferred Convertible Stock automatically converted into common stock upon the closing of the Company’s IPO on November 7, 2007. On this date, the Series A, B-1, B-2, and C preferred convertible stock convert into 9,000,000 shares, 5,737,000 shares, 1,353,000 shares and 1,910,000 shares, respectively, of the Company’s common stock.

The Company’s authorized capital stock after the IPO is 150,000,000 shares of common stock, par value $0.001 per share.

Voting—Each holder of Common Stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of stockholders of the Company.

Dividends—The holders of shares of Common Stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock.

Liquidation—In the event of any liquidation, dissolution or winding up of the Company, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock, holders of all Common Stock shares, including converted Preferred Stock, are entitled to receive all of the remaining assets of the Company of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of Common Stock held by them respectively.

9.	PREFERRED STOCK

In November 2007, after its IPO, the Company authorized 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series, and to fix the voting powers, preferences, of the shares of each such series.

At December 31, 2007 the Company does not have any preferred shares issued.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its facilities and certain equipment under operating leases which expire through April 2018. Rental expense for the years ended December 2007, 2006 and 2005 was $3.2 million, $2.1 million, $2.1 million, respectively.

The following table represents future lease payments under the operating leases having lease terms in excess of one year:

(Dollars in thousands)	December 31, 2007
2008	$3,617
2009	3,717
2010	3,648
2011	3,403
2012	2,135
Thereafter	5,809

Total	$22,329

Legal Proceedings—From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, management does not believe that the Company is party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Level 3 State Regulatory Proceedings.

In February 2007, Level 3 notified the Company that they were terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company has the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of its third party carrier customers. The Company has also asserted in these proceedings that the Company has the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. The Company currently continues to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states accounted for approximately 9.2% of the Company’s total traffic during the 2007 calendar year. The following summarizes the status of these proceedings:

Illinois.    On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected to the Company and finding that the Company should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with the Company under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of the Company’s attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007, the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. Level 3 filed its opening brief with the Illinois Appellate Court on December 14, 2007. The Illinois Commission filed a motion with the Illinois Appellate Court requesting that response briefs be due on March 13, 2008. As of March 3, 2008, the Illinois Appellate Court has not ruled on that motion. If that motion is granted, Level 3’s reply brief will be due on March 27, 2008.

On February 22, 2008, Level 3 filed a Petition with the Illinois Commission requesting that the Illinois Commission reopen the state proceeding to permit Level 3 to discontinue its direct connection to the Company. On February 29, 2008, the Company filed its opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name the Company as a defendant in its federal court action, on February 6, 2008, the Company filed an unopposed motion to intervene in the proceeding. The Court granted the Company’s motion to intervene on February 11, 2008. On February 19, 2008, the Company filed a motion to stay or dismiss Level 3’s federal complaint. On February 19, 2008, the Illinois Commission commissioners similarly filed a motion to stay or dismiss Level 3’s federal complaint. Level 3’s responses to the Company’s motion and the Illinois Commission’s motion to stay or dismiss are due on March 21, 2008. The Company’s reply and the Illinois Commission’s reply in support of their respective motions are due on April 4, 2008. A status hearing and/or ruling on the Company’s motion and the Illinois Commission’s motion is set for June 6, 2008.

On February 22, 2008, Level 3 filed a Petition with the Illinois Commerce Commission requesting that the Illinois Commission reopen the state proceeding to permit Level 3 to discontinue its direct connection to us. The Company plans to respond to this Petition shortly.

On August 13, 2007, the Company filed a petition in the Circuit Court of Cook County, Illinois seeking enforcement of that part of the Illinois Commission’s July 10 decision requiring Level 3 to pay 80% of the Company’s attorneys’ fees and costs. The Company also sought an award of punitive damages against Level 3. On October 1, 2007, the Circuit Court of Cook County ordered the Company to file a motion to enforce the Illinois Commission’s attorneys’ fee award on or before October 10, 2007. The Circuit Court ordered Level 3 to file any response to the Company’s motion to enforce on or before November 7, 2007 and ordered the Company to file any reply on or before November 21, 2007. On December 3, 2007, the court held a hearing on the Company’s motion to enforce. On February 6, 2008, the Circuit Court of Cook County issued an order finding that the Illinois Commission’s attorneys’ fees order did not constitute an enforceable judgment and suggesting that the Company proceed before the Illinois Commission for a determination of the specific amount of attorneys’ fees that Level 3 is required to pay to the Company. On February 19, 2008, the Company filed with the Illinois Commission a motion for approval of attorneys’ fees and costs.

On February 29, 2008, simultaneous with the filing of the Company’s opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission, the Company filed a notice of withdrawal, without prejudice, of the Company’s motion for approval of attorneys’ fees. The Company’s opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission indicated that if the Illinois Commission reopens the parties’ proceeding, the Company will ask the commission to address the Company’s request for approval of attorneys’ fees as part of the reopened proceeding. The Company’s opposition to Level 3’s petition to reopen also stated that if the Illinois Commission does not reopen the parties’ proceeding, the Company will raise the Company’s request for attorneys’ fees through a subsequent procedurally appropriate submission.

Georgia.    On June 19, 2007, the Georgia Public Service Commission, or the Georgia Commission, adopted the recommended findings of the staff of the Georgia Commission, which the staff had issued on June 12, 2007. On August 27, 2007, the Georgia Commission issued an Order Mandating Direct Interconnection and finding, among other things, that: (i) Level 3 must remain directly connected with the Company, (ii) the Company should not be required to pay reciprocal compensation or any other additional fee to Level 3 as a condition of such direct interconnection, (iii) the Company must pay all reasonable costs of direct interconnection and (iv) it is unreasonably discriminatory for Level 3 to require that the Company pay reciprocal compensation, or some other fee, or collect reciprocal compensation payments from its carrier customers to pass on to Level 3, as a condition of direct interconnection. On September 6, 2007, Level 3 filed with the Georgia Commission a petition for rehearing and reconsideration of the August 27 order. On September 21, 2007, the Company filed an opposition to Level 3’s petition for reconsideration. On November 20, 2007, the Georgia Commission orally denied Level 3’s petition for rehearing and reconsideration and on December 20, 2007, the Georgia Commission issued a written order confirming its denial of Level 3’s petition. Our response to Level 3’s federal complaint in Georgia is due to be filed on March 24, 2008.

On January 22, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Georgia against the Company and the commissioners of the Georgia Commission, in their official capacity, challenging the Commission’s August 27, 2007 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the Commission’s August 27 order and an injunction permanently barring the Georgia Commission from enforcing its August 27 order.

New York.    On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with the Company to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. On January 30, 2008, Level 3 filed with the NYPSC a petition to stay and/or suspend the rate proceeding. On February 8, 2008, the Company filed its opposition to Level 3’s petition to stay and/or suspend the NYPSC rate proceeding.

On January 25, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of New York against the commissioners of the NYPSC, in their official capacity, challenging the Commission’s June 22 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act of 1996 preempts the NYPSC’s June 22 order and an injunction permanently barring the NYPSC from enforcing its June 22 order. Although Level 3 did not name the Company as a defendant in its federal court action, Level 3 does not oppose the Company intervening in the matter. The Company anticipates filing a motion to intervene in March 2008. In addition, the Company’s response to Level 3’s federal complaint in New York is due to be filed on March 25, 2008.

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

On January 18, 2008, a “Draft Decision” was issued, finding, among other things, that the CDPUC “lacks the necessary statutory authority to decide” the issues raised by the parties’ disputes and lacks authority to resolve CLEC-to-CLEC interconnection disputes of the type at issue in the proceeding. The Draft Decision stated further, however, that “the Department is of the opinion that the optimum resolution of this issue is through the commercial agreement process.” On January 30, 2008, the Company and the Connecticut Office of Consumer Counsel filed exceptions to the Draft Decision. In its exceptions, the Company argued, among other things, that the CDPUC has authority under Connecticut law to address the merits of the Company’s petition and that the

Company’s petition implicated significant public policy concerns. The Connecticut Office of Consumer Counsel argued, among other things, that the CDPUC has jurisdiction to resolve the parties’ disputes and that removing the Company’s services from the Connecticut market would “be devastating to network integrity and the economics of the Connecticut competitive market.” The CDPUC will hold oral argument on the Company’s and the Office of Consumer Counsel’s exceptions on March 17, 2008 and is scheduled to issue its final decision on the exceptions on March 26, 2008.

Florida.    On February 26, 2007, the Company filed a petition against Level 3 before the Florida Public Service Commission, or the Florida Commission. On June 27, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s case should proceed to a hearing on the merits. In its recommended ruling, the staff found that the Florida Commission had jurisdiction over the dispute and that the Company’s service benefits competition. The staff of the Florida Commission also suggested that the Company did not make an adequate demonstration of standing to pursue the matter. On July 9, 2007, the Company voluntarily withdrew its petition and on July 11, 2007, the Company filed a revised petition with the Florida Commission. The Company’s revised petition includes additional legal arguments and information the Company hopes will demonstrate that the Company has standing. On July 25, 2007, Level 3 filed a motion to dismiss the Company’s revised petition. On August 3, 2007, the Company filed its opposition to Level 3’s motion to dismiss the Company’s revised petition. On September 21, 2007, the Florida Commission issued an order directing the parties to file supplemental briefs to address issues related to Level 3’s motion to dismiss the Company’s revised petition. The parties filed their supplemental briefs on October 5, 2007. On November 20, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s revised petition should proceed to a hearing on the merits. In its recommended ruling, the staff again found that the Florida Commission had jurisdiction over the Company’s petition and that the Company’s service benefits competition. The staff of the Florida Commission also suggested, however, that the Company did not have standing to pursue the matter.

On December 26, 2007, the staff of the Florida Commission issued a revised proposed recommendation. In its December 26 recommendation, staff again found that the Florida Commission had jurisdiction over the Company’s petition and that the Company’s service benefits competition. Staff’s December 26 recommendation also again suggested that the Company did not have standing to pursue this matter and recommended that the Commission should grant Level 3’s motion to dismiss the Company’s petition. At an agenda conference held on January 8, 2008, the Florida Commission agreed with staff’s recommendation that the Commission has jurisdiction over the Company’s petition. The Commission rejected, however, staff’s recommendation that the Commission should grant Level 3’s motion to dismiss the Company’s petition and ordered staff to work with the office of the Commission Chairman to set this matter for hearing. At the January 8 agenda conference, the Commission also deemed “moot,” for purposes of Level 3’s motion to dismiss the Company’s petition, staff’s recommendation that the Company does not have standing to pursue this matter. The Commission did not make an express finding with respect to the Company’s standing to pursue this matter. On January 30, 2008, the Commission issued an order denying Level 3’s motion to dismiss the Company’s petition and ordering that the docket of the matter remain open to conduct an administrative hearing.

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

Minnesota.    On March 6, 2007, the Company filed a complaint with the Minnesota Public Utilities Commission, or the MPUC, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPUC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and

Recommendation,” recommending, among other things, that (1) the MPUC has authority to grant the Company the relief the Company seeks in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between the Company and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on the Company and not on the only other tandem transit service provider in the State; (4) Level 3’s effort to impose a termination fee on the Company is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, the Company filed its reply to Level 3’s exceptions. On February 28, 2008, the MPUC held a hearing on Level 3’s exceptions to the Administrative Law Judge’s findings on February 28, 2008. Following argument, the MPUC adopted the Administrative Law Judge’s findings with respect to the recommendations described above.

Michigan.    On March 2, 2007, the Company filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with the Company; (2) Level 3 shall not require the Company to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on the Company a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with the Company; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-discriminatory rates and conditions for their continued direct interconnection. On December 21, 2007, Level 3 filed its Claim of Appeal with the Michigan Court of Appeals, indicating Level 3’s intent to appeal the Michigan Commission’s November 26, 2007 order. Level 3’s opening brief with the Michigan Court of Appeals currently is due to be filed on March 14, 2008.

In December 2007, the Company filed with the Michigan Commission a motion seeking an order approving the Company’s request that Level 3 reimburse the Company for the attorneys’ fees and costs that it incurred in connection with the Michigan proceeding. In January 2008, Level 3 responded to the Company’s request for attorneys’ fees and the Company filed a reply in support of its request.

As a result of rulings in the Illinois, Connecticut New York, and Michigan proceedings, the Company has attempted to negotiate new interconnection agreements with Level 3 for each such state. Future rulings in additional states may also require that the Company negotiate one or more agreements for each such state. It is possible that disputes may arise during these negotiations that may cause the Company or Level 3 to seek additional regulatory or judicial relief. As described above, Level 3 also has appealed the Illinois Commission’s and the Michigan Commission’s decision and filed federal complaints for declaratory and injunctive relief in connection with the decisions in Illinois, Georgia and New York. Level 3 may also seek reconsideration, appeal or otherwise challenge one or more of any other existing or prospective ruling described above. Although the Company believes its position is meritorious, and the Company will continue to assert its position vigorously in any such additional proceeding, there can be no assurance that the Company will prevail. In any event, the Company’s efforts could have a material adverse effect on the Company’s results of operations and financial condition because of, among other things, legal costs, diversion of management resources and other factors.

Additional State Proceedings.    After the Company commenced the state proceedings described above, Level 3 initiated regulatory proceedings in additional states. In these proceedings, Level 3 requested orders from the relevant state regulatory bodies directing the Company to notify its customers that the Company would not be able to terminate transit traffic directly to Level 3 and/or allowing Level 3 to disconnect the interconnection facility. In some states, Level 3 also sought to institute a per minute charge of $0.001 per minute of use. The Company believes that under applicable law, the Company would have prevailed in these actions if the matter had proceeded to a hearing on the merits. After filing submissions to prevent Level 3 from disconnecting existing direct interconnections in some of the additional states, the Company elected not to pursue further its right to maintain direct interconnection to Level 3 in these additional states and moved to dismiss the proceedings in those states. The Company no longer directly terminates traffic to Level 3 in these additional states. The traffic the Company terminated to Level 3 in these additional states accounted for approximately 1.9% of the Company’s revenue during the first six months of 2007. In September and October 2007, Level 3 voluntarily withdrew its petitions for disconnection in each of the states in which it had initiated regulatory proceedings against the Company.

Level 3 Billing Disputes.    The Company is also engaged in various billing disputes with Level 3 regarding amounts Level 3 claims the Company owes it. Although there can be no assurance as to the ultimate resolution of these disputes, the Company does not believe they will have a material adverse effect on the Company’s business, results of operations or financial condition.

Verizon Wireless.

In July 2006, Verizon Wireless notified the Company that it wished to terminate its existing Master Service Agreement. In response to the notification, in August 2006, the Company filed a petition for interconnection with the FCC. On January 14, 2008, the Company entered into a Direct Connection Agreement under which the Company may terminate traffic to Verizon Wireless and the Company dismissed without prejudice the petition for interconnection it had filed at the FCC.

Verizon.

The Company is considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which the Company feels is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

11.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and of net operating loss carryforwards. Significant components of the Company’s deferred income taxes are as follows:

(Dollars in thousands)	December 31, 2007	December 31, 2006
Deferred income tax assets (liabilities)
Current:
Net operating loss carry forward	$626	$1,609
Accrued rent	1	373
Accrued direct costs	1,269	687
Accrued fees	91	47
Other deferred liabilities	(264)	(92)
Organizational costs	61	—
Accrued other	458	75

Net current deferred income taxes	2,242	2,699

Noncurrent:
Depreciation	(2,567)	(2,239)
Accrued rent	468
AMT carryover	—	98
Organizational costs	—	115
Accrued other	4	—

Net noncurrent deferred income taxes	(2,095)	(2,026)

Net deferred income tax assets	$147	$673

The income tax provision for the years ended December 31, 2007, 2006 and 2005 are as follows:

	December 31,
(Dollars in thousands)	2007	2006	2005
Deferred provision	$526	$1,506	$62

Current provision
Federal	5,181	98	—
State	497	76	—
Change in valuation allowance	—	(2,179)	(62)

	$6,204	$(499)	$—

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2007	2006	2005
Statutory federal rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	3.3%	(7.4)%	4.8%
Change in fair value of warrants	13.4%	6.7%	—%
Other	(0.9)%	0.4%	—%
Change in valuation allowance	—%	(45.6)%	(38.8)%

Effective tax rate	49.8%	(11.9)%	—%

In 2003, the Company began to establish a valuation allowance for deferred tax assets such as those relating to its net operating loss and credit carryforward. In 2006, as required by SFAS No. 109, the Company continued its assessment of the realization of the deferred tax assets and as a result, concluded that a full valuation allowance was no longer appropriate. Consistent with prior assessments, the Company considered its current and historical performance, along with other relevant factors, in determining the adequacy of the valuation allowance. As part of the Company’s assessment, certain objective factors, such as previous operating losses, were given substantially more weight than management’s outlook for future profitability. Management believes that the Company will generate sufficient taxable income to utilize all of the net operating loss carryforward and credit amounts. No net operating loss carryforwards remain as of December 31, 2007. As of December 31, 2007, the Company has Illinois state credit carryforwards of approximately $0.6 million, which will begin to expire in the year 2010 if not utilized.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption and at December 31, 2007, the Company did not recognize any adjustments for unrecognized income tax benefits. The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provides for issuance of options and restricted stock for up to 1,600,000 shares under incentive stock option and nonqualified stock option agreements to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing our initial public offering, we adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of December 31, 2007, there were 3,310,412 shares reserved for issuance under the 2003 Plan in respect of awards made prior to our initial public offering. Under the 2003 Plan, employees, officers and directors have been granted options to acquire shares of common stock of the Company. The number of shares, exercise price of the shares, and vesting conditions are determined by the Compensation Committee of our Board of Directors. Under the 2003 Plan, options generally vest ratably over four years and have a maximum term of 10 years as long as the option holder remains an employee of the Company.

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

At December 31, 2007 there were awards for 18,000 shares issued under the 2007 Plan and 2,855,613 shares representing approximately 9.3% of the Company’s outstanding common stock as of December 31, 2007, available for issuance under the 2007 plan.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. At December 31, 2007 we did not estimate any forfeitures as the Company has not had any material forfeitures and does not anticipate future forfeitures. Actual results, and future changes in estimates, may differ substantially from current estimates.

The Company follows the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan and the 2007 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2007, the Company issued 10,000 stock options to contractors. The following table shows the fair value of one share of the Company’s common stock on each stock option grant date during the years ended December 31, 2007, 2006 and 2005:

Grant Date	Number of Stock Options Issued	Weighted Average Fair Value of One Share of Common Stock
First Quarter 2005	120,500	$0.30
Second Quarter 2005	145,875	$0.49
Third Quarter 2005	67,500	$0.50
Fourth Quarter 2005	85,500	$0.78
First Quarter 2006	920,825	$1.17
Second Quarter 2006	397,500	$1.33
Third Quarter 2006	258,650	$2.56
Fourth Quarter 2006	778,400	$3.68
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30

Total	3,002,350

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model for the years ended December 31, 2007 and 2006 with the following assumptions:

	December 31, 2007	December 31, 2006	December 31, 2005
Expected life	7.7 – 10.0 years	10 years	10 years
Risk-free interest rate range	3.8% – 4.9%	4.7% – 5.1%	4.2% – 4.5%
Expected dividends	—	—	—
Volatility	39.6% – 40.1%	34.4% – 41.6%	31.0%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 40.1% at December 31, 2007. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2007 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $3.88, $1.30 and $0.24 for the years ended December 31, 2007, 2006 and 2005, respectively. The total grant date fair value of options that vested during years ended December 31, 2007, 2006 and 2005 was approximately $1.0 million, $0.1 million and $0.0 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2005	1,149	$0.29
Granted	2,355	2.18
Exercised	(83)	3.13
Cancelled	(29)	0.53

Options outstanding—December 31, 2006	3,392	$1.53
Granted	228	6.75
Exercised	(265)	0.34
Cancelled	(27)	2.26

Options outstanding—December 31, 2007	3,328	$1.98	$20,340	8.1

Vested or expected to vest-December 31, 2007	3,328	$1.98	$20,340	8.1

Exercisable-December 31, 2007	1,356	$1.33	$9,078	7.8

The unrecognized compensation cost associated with options outstanding at December 31, 2007 and 2006 is $2.7 million and $2.8 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.8 years and 3.7 years as of December 31, 2007 and 2006, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, receivables, payables and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2007 and 2006 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes valuation model.

The estimated fair value of the Company’s debt at December 31, 2007 was $8.3 million compared to the carrying amount of $7.6 million included in the consolidated balance sheet. The estimated fair value of the Company’s debt at December 31, 2006 was $13.3 million compared to the carrying amount of $12.9 million included in the consolidated balance sheet.

14.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and broadband companies. Although the Company services different customer groups, it does not maintain separate product lines. All of the Company’s revenues are generated within the United States. Therefore, the Company has concluded that it has only one operating segment.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31, (3)
	(In thousands, except per share amounts)
Revenue	$17,616	$20,507	$22,617	$24,815
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	6,320	6,898	8,199	8,746
Operations	3,711	4,669	3,354	3,802
Sales and marketing	438	405	392	535
General and administrative	1,552	2,354	3,467	2,053
Depreciation and amortization	2,749	2,222	2,795	3,310
Impairment of fixed assets	—	—	—	—
Loss (gain) on disposal of fixed assets	(19)	(142)	23	(6)

Total operating expense	14,751	16,406	18,230	18,440

Income from operations	2,865	4,101	4,387	6,375

Other (income) expense
Interest expense	484	439	395	350
Interest income	(207)	(210)	(222)	(682)
Change in fair value of warrants (2)	(10)	1,641	681	2,607

Total other expense	267	1,870	854	2,275

Income before income taxes	2,598	2,231	3,533	4,100
Provision for income taxes	923	1,427	1,561	2,293

Net income	$1,675	$804	$1,972	$1,807

Earnings per common share-basic (1)	$0.31	$0.15	$0.37	$0.09
Earnings per common share-diluted (1)	$0.07	$0.03	$0.08	$0.06
Weighted average number of shares outstanding-basic:	5,319	5,319	5,320	20,907
Weighted average number of shares outstanding-diluted:	24,425	24,455	25,024	30,416

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$11,284	$12,900	$13,680	$15,002
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	5,045	4,351	5,225	6,684
Operations	2,309	2,857	2,984	3,463
Sales and marketing	373	422	354	404
General and administrative	969	852	964	1,381
Depreciation and amortization	1,248	1,455	1,761	2,696
Impairment of fixed assets	—	—	—	1,234
Loss (gain) on disposal of fixed assets	—	—	—	333

Total operating expense	9,944	9,937	11,288	16,195

Income (loss) from operations	1,340	2,963	2,392	(1,193)

Other (income) expense
Interest expense	226	253	370	440
Interest income	(148)	(198)	(210)	(222)
Change in fair value of warrants (2)	87	338	302	105

Total other expense	165	393	462	323

Income (loss) before income taxes	1,175	2,570	1,930	(1,516)
Provision (benefit) for income taxes	43	367	(253)	(656)

Net income (loss)	$1,132	$2,203	$2,183	$(860)

Earnings (loss) per common share-basic (1)	$0.21	$0.42	$0.42	$(0.16)
Earnings (loss) per common share-diluted (1)	$0.05	$0.09	$0.09	$(0.16)
Weighted average number of shares outstanding-basic:	5,409	5,244	5,249	5,273
Weighted average number of shares outstanding-diluted:	23,196	23,728	23,924	5,273

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

Revenue has increased sequentially in each of the quarters presented due to increases in the number of minutes billed to new and existing customers. In the fourth quarter of 2006, the Company recorded $1.2 million of impairment of fixed assets for switch equipment at both its Atlanta and Miami locations, see footnote 2—Long-lived assets.

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.

(2)	With respect to periods ending prior to completion of the IPO, the Company has classified the warrants as a liability given the conditional redemption feature of the underlying preferred stock. The warrants were recorded at the fair value at each period reported. No warrants had been exercised at December 31, 2007.

(3)	In November 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18 million shares of common stock.

16.	SUBSEQUENT EVENT

On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 common shares on February 25, 2008 in full satisfaction of all outstanding warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of Neutral Tandem’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We are not yet subject to Section 404 of the Sarbanes-Oxley Act which, when applicable, will require us to include Management’s Annual Report on Internal Control Over Financial Reporting and an Attestation Report of an Independent Registered Public Accounting Firm in our Annual Report on Form 10-K. Under the applicable rules of the Securities and Exchange Commission, or SEC, Section 404 will not apply to us until the due date of our annual report for the year ending December 31, 2008.

As of December 31, 2007, an evaluation was performed by management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference to the information set forth in Neutral Tandem’s proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2007. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Additions Charged to Operations	Write- offs	Ending Balance
	(In thousands)
Trade receivable allowances for the year ended:
December 31, 2005	$59	—	—	$59
December 31, 2006	$59	$(59)	—	—
December 31, 2007	—	$77	$(77)	—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (1)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (1)

4.1	Specimen certificate evidencing shares of common stock (1)

4.2	Voting Agreement, dated November 19, 2004, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski and Jeffrey C. Wells (1)

Exhibit Number	Description of Exhibit
4.3	Second Amended and Restated Stockholders Agreement dated as of February 2, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, and Richard Anderson (1)

4.4	First Amendment to Second Amended and Restated Stockholders Agreement dated as of October 31, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, David Weisman, Doreen Kluber, C. Ann Brown, Louise D’Amato, Bill Capraro, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Gavillet Grantor Annuity Trust, Swenson Grantor Annuity Trust, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, Richard Anderson, Everett Mark Virdin, Jorge Pizano, Thomas Carter, John Leland and David Wojcik (1)

4.5	Second Amended and Restated Registration Rights Agreement, dated February 2, 2006, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Robert M. Junkroski, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Robert C. Hawk, Edward M. Greenberg, Karen L. Linsley, Paul Oakley, Paul W. Chisholm, Joseph Tighe, John Barnicle, Ronald W. Gavillet, Lawrence M. Ingeneri; Christopher Swenson, Jeffrey C. Wells, Jeffrey Hartzell, Janice Hewitt, David Lopez, The Dixon and Carol Doll Family Trust, Irrevocable Trust for Alanna Marie Hynes, Irrevocable Trust for Katherine Vance Hynes, Alexander P. & Heather B. Doll Family Trust, Dixon & Sarah Doll Jr. Family Trust, Andrew J. Doll, Jonathan B. Junkroski Trust, Julia K. Junkroski Trust, David Tatak, Ralph Valente, Richard Anderson, Jon Clopton, Eric Carlson, Dave Redmon and Kathleen Starr (1)

Exhibit Number	Description of Exhibit
4.6	Option Agreement, dated November 26, 2003 by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Robert C. Hawk, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski, Jeffrey C. Wells, Jeffrey H. Hartzell, Janice Hewitt, David Lopez and the Dixon and Carol Doll Family Trust (1)

4.7	Warrant, dated May 28, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.8	Warrant, dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.9	Warrant, dated April 29, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.10	Warrant dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.11	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.12	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

10.1	Employment Agreement dated February 6, 2006, by and between Rian Wren and Neutral Tandem, Inc. (1)

10.2	Employment Agreement dated May 9, 2006, by and between Robert Junkroski and Neutral Tandem, Inc. (1)

10.3	Employment Agreement dated May 9, 2006, by and between Ronald Gavillet and Neutral Tandem, Inc. (1)

10.4	Employment Agreement dated May 9, 2006, by and between Surendra Saboo and Neutral Tandem, Inc. (1)

10.5	Employment Agreement dated November 3, 2006 by and between David Lopez and Neutral Tandem, Inc. (1)

10.6	Form of Indemnification Agreement (1)

10.7	Form of Proprietary Information and Inventions Agreement (1)

10.8	Stock Purchase Agreement dated as of November 26, 2003, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003 Limited Partnership and Bob Hawk (1)

10.9	Stock Purchase Agreement dated as of November 19, 2004, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Three Shores Partners, LLC, Mesirow Capital Partners VIII, L.P., James P. Hynes, Bob Hawk, Robert C. Atkinson, David Weisman, Ed Greenberg, Elizabeth Ann Petty, Doreen Kluber, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe, Joseph Onstott, Robert M. Junkroski, Ronald W. Gavillet and John Barnicle (1)

10.10	First Amendment to Stock Purchase Agreement dated as of November 19, 2004 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., Three Shores Partners, LLC, New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership and James P. Hynes (1)

Exhibit Number	Description of Exhibit
10.11	Second Amendment to Stock Purchase Agreement dated as of June 17, 2005 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership and James P. Hynes (1)

10.12	Stock Purchase Agreement, dated as of February 2, 2006, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, Bob Hawk, Edward M. Greenberg, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe and John Barnicle (1)

10.13	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and DCM III, L.P., DCM III-A, L.P. and DCM Affiliates Fund III, L.P. (1)

10.14	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and New Enterprise Associates 10, Limited Partnership (1)

10.15	Observation Rights Agreement dated as of November 19, 2004 between Neutral Tandem, Inc. and Mesirow Capital Partners VIII, L.P. (1)

10.16	Observation Rights Agreement dated as of February 2, 2006 between Neutral Tandem, Inc. and Montagu Newhall Global Partners II, L.P. (1)

10.17	Observation Rights Agreement dated as of February 2, 2006 among Neutral Tandem, Inc. and Wasatch Small Capital Growth Fund, Wasatach Ultra Growth Fund and Wasatach Global Science & Technology Fund (1)

10.18	Restricted Stock Agreement, dated November 8, 2004, by and between Neutral Tandem, Inc. and David Lopez (1)

10.19	Restricted Stock Agreement, dated October 2006, by and between Neutral Tandem, Inc. and Dixon Doll (1)

10.20	Neutral Tandem, Inc. 2007 Long Term Equity Incentive Plan (1)

10.21	Amendment to Interconnection Agreements dated August 1, 2006 by and between certain Verizon and AT&T parties named therein (1)

10.22	Standard Purchase and License Terms, dated January 10, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.23	Standard Purchase and License Terms, dated May 25, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.24	Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.25	Supplement to the Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Lending and Leasing IV, Inc. (1)

10.26	Supplement No. 2, dated December 20, 2004, to the Loan and Security Agreement dated as of May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.27	Intellectual Property Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.28	Lease Agreement dated May 1, 1999 between 717 South Wells, L.L.C. and Neutral Tandem, Inc., as assignee (1)

10.29	Lease, dated October 20, 2003, by and between 717 South Wells, L.L.C. and Neutral Tandem, Inc. (1)

Exhibit Number	Description of Exhibit
10.30	Lease, dated May 10, 2004, by and between 75 Broad, LLC and Neutral Tandem, Inc. (1)

10.31	Assignment and Assumption Agreement, dated June 1, 2005 by and between Switch and Data Five LLC f/k/a Layer One Chicago, LLC and Neutral Tandem, Inc. (1)

10.32	Form of Customer Agreement (1)

10.33	Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.34	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.35	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.36	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.37	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.38	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and Ronald W. Gavillet (1)

10.39	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated March 1, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.40	Amendment No. 2 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.41	Restricted Stock Agreement, dated October 28, 2003, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.42	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.43	Restricted Stock Agreement, dated as of June 30, 2004, by and between Neutral Tandem, Inc. and Bob Hawk (1)

10.44	Restricted Stock Agreement dated as of November 8, 2004, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.45	Amended and Restated Restricted Stock Agreement dated as of December 14, 2004, by and between James P. Hynes and Neutral Tandem, Inc. (1)

10.46	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.47	Restricted Stock Agreement dated as of November 8, 2004 by and between Robert M. Junkroski and Neutral Tandem, Inc. (1)

10.48	Amended and Restated Restricted Stock Agreement, dated December 14, 2004, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.49	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.50	Restricted Stock Agreement, dated November 10, 2003, by and between Neutral Tandem, Inc. and David Lopez (1)

10.51	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and David Lopez (1)

10.52	Interconnection Agreement, dated July 1, 2004, between Sprint Spectrum, L.P., d/b/a Spring PCS and Neutral Tandem, Inc. (1)

Exhibit Number	Description of Exhibit
10.53	First Amendment to Interconnection Agreement, dated July 1, 2007, between Sprint Spectrum, L.P., d/b/a Sprint PCS and Neutral Tandem, Inc. (1)

10.54	Addendum to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.55	Addendum No. 2 to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.56	Addendum to Standard Purchase and License Terms, dated August 27, 2007, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.57	Master Service Agreement, dated April 23, 2004, between Neutral Tandem, Inc. and T-Mobile USA, Inc. (1)

10.58	Amendment to the Employment Agreement dated January 21, 2008 between Rian Wren and Neutral Tandem, Inc. (2)

10.59	Amendment to the Employment Agreement dated January 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (2)

10.60	Amendment to the Employment Agreement dated January 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (2)

10.61	Amendment to the Employment Agreement dated January 21, 2008 between the Ronald Gavillet and Neutral Tandem, Inc. (2)

10.62	Form of option award agreement under the 2007 Long Term Equity Incentive Plan

10.63	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 22, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2008.

NEUTRAL TANDEM, INC.

By:	/s/ RIAN WREN
Rian Wren, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 4, 2008.

Signature	Title

/s/ RIAN J. WREN Rian J. Wren	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT M. JUNKROSKI Robert M. Junkroski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES P. HYNES James P. Hynes	Director, Chairman

/s/ DIXON R. DOLL Dixon R. Doll	Director

/s/ PETER J. BARRIS Peter J. Barris	Director

/s/ ROBERT C. HAWK Robert C. Hawk	Director

/s/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director