Form 10-Q
period 2008-03-31
Neutral Tandem Inc
filed 2008-05-14
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    smaller reporting company  ☐

 (Do not check if smaller

 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, 31,779,409 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,632	$112,020
Accounts receivable	12,167	12,104
Deferred tax asset-current	2,943	2,242
Other current assets	1,005	1,016

Total current assets	106,747	127,382
Property and equipment—net	39,301	37,410
Restricted cash	419	419
Investments and other assets	25,514	805

Total assets	$171,981	$166,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172	$575
Accrued liabilities:
Circuit cost	5,365	5,694
Rent	1,184	1,163
Payroll and related items	1,605	1,692
Other	2,743	2,768
Current installments of long-term debt	3,980	4,384

Total current liabilities	17,049	16,276
Other liabilities	626	527
Deferred tax liability-noncurrent	2,379	2,095
Long-term debt —excluding current installments	2,337	3,196

Total liabilities	22,391	22,094
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 31,386,464 shares and 30,832,939 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	32	32
Warrants	—	6,920
Additional paid-in capital	141,693	132,889
Accumulated other comprehensive loss	(239)	—
Retained earnings	8,104	4,081

Total shareholders’ equity	149,590	143,922

Total liabilities and shareholders’ equity	$171,981	$166,016

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$26,226	$17,616
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	9,110	6,320
Operations	4,072	3,711
Sales and marketing	544	438
General and administrative	3,018	1,552
Depreciation and amortization	3,263	2,749
Gain on disposal of fixed assets	—	(19)

Total operating expense	20,007	14,751

Income from operations	6,219	2,865

Other (income) expense
Interest expense, including debt discount of $28 and $38, respectively	299	484
Interest income	(898)	(207)
Other expense	550	—
Change in fair value of warrants	—	(10)

Total other (income) expense	(49)	267

Income before income taxes	6,268	2,598
Provision for income taxes	2,245	923

Net income	$4,023	$1,675

Net income per share:
Basic	$0.13	$0.31

Diluted	$0.12	$0.07

Weighted average number of shares outstanding:
Basic	31,094	5,319

Diluted	33,163	24,425

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$4,023	$1,675
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	3,263	2,749
Deferred tax	(417)	174
Loss on disposal of fixed assets	—	4
Non-cash share-based compensation	245	201
Amortization of debt discount	28	38
Changes in fair value of warrants	—	(10)
Changes in assets and liabilities:
Accounts receivable—net	(63)	(2,201)
Other current assets	11	(1,128)
Other noncurrent assets	53	176
Accounts payable	762	(107)
Accrued liabilities	(420)	2,729
Noncurrent liabilities	99	(84)

Net cash flows from operating activities	7,584	4,216

Cash Flows From Investing Activities:
Purchase of equipment	(4,319)	(3,997)
Purchase of investments	(25,001)	—

Net cash flows from investing activities	(29,320)	(3,997)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	1,639	—
Principal payments on long-term debt	(1,291)	(1,390)

Net cash flows from financing activities	348	(1,390)

Net Increase In Cash And Cash Equivalents	(21,388)	(1,171)
Cash And Cash Equivalents—Beginning	112,020	20,084

Cash And Cash Equivalents—End	$90,632	$18,913

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$421	$289

Cash paid for taxes	$1,518	$13

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$1,298	$2,096

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Statements —The accompanying consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited interim consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates —The Company’s consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of investments, fair value of stock-based awards issued, the allowance for doubtful accounts and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Long-term Investments — The Company considers all investments with remaining time to maturity of one year or more to be long-term investments. At March 31, 2008, long-term investments consisted of auction rate securities. The Company did not have any long-term investments at December 31, 2007. The Company’s long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities “ (SFAS No. 115).

All long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on its consolidated statements of operations. The Company did not record any impairment charge for the three months ended March 31, 2008 and March 31, 2007.

Property and Equipment —Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for switch equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is periodically evaluated when events or changes in circumstances indicate that a potential impairment has occurred. See “Impairment of Long-Lived Assets” below.

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

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at March 31, 2008 and December 31, 2007. As the Company expands into additional markets, the amount of restricted cash pledged to letters of credit may increase.

Impairment of Long-Lived Assets —The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Fair value of the asset is determined by discounting the estimated future cash flows associated with the asset.

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

In July 2007, the Company decided to invest in new switch equipment, which replaced existing equipment in February 2008 in its New York location. The new equipment provides greater functionality that improves network efficiency and performance. The equipment that was replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. The expected future cash flows from July 2007 through February 2008 were discounted at 12% to determine the fair value of the equipment that was disposed of. As a result, there was no impairment of the existing switch equipment in New York, however, the Company accelerated the depreciation on the switch equipment. The new equipment in New York is now operational.

The Company had no impairment of long-lived assets at March 31, 2008.

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

Freestanding Convertible Preferred Stock Warrants — Upon the closing of the Company’s initial public offering (“IPO”) in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “ Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable “ (FSP 150-5). The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity (deficit), and the Company has ceased to record any further periodic fair value adjustments.

The Company recorded less than $0.1 million in the three months ended March 31, 2007 for the change in fair value of warrants, a component of other (income) expense, to reflect the decrease in fair value during the period.

On February 21, 2008 all outstanding warrants were exercised. Pursuant to the terms of the warrants, Venture Lending and Leasing IV, Inc., the holder of the warrants, elected to exercise the warrants on a net basis based upon the average closing price of the Company’s common stock during the three days prior to such exercise. Based upon the closing prices of the Company’s common stock on February 20, 2008, February 19, 2008 and February 15, 2008, the Company issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

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

Network transport costs typically occur on a repeating monthly basis, which the Company refers to as recurring costs, or on a one-time basis, which the Company refers to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by the Company to interconnect our customers. As the Company’s traffic increases, it must utilize additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on the Company’s switch facilities, which expire through April 2018. Additionally, the Company pays the cost of all the utilities for all of its switch locations.

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

Earnings (Loss) Per Share —Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include stock options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. Upon closing of the IPO, all shares of Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock converted into 18,000,230 shares of common stock. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Numerator:
Net income applicable to common stockholders, as reported	$4,023	$1,675
Denominator:
Weighted average common shares outstanding	31,094	5,319
Effect of dilutive securities:
Stock options	1,856	1,106
Warrants	214	—
Series A Preferred Stock	—	9,000
Series B-1 Preferred Stock	—	5,737
Series B-2 Preferred Stock	—	1,353
Series C Preferred Stock	—	1,910

Denominator for diluted earnings per share	33,164	24,425

Net earnings per share:
Basic—as reported	$0.13	$0.31

Diluted—as reported	$0.12	$0.07

For purposes of calculating the 2007 diluted earnings per share, the Company has excluded the impact of warrants on weighted average shares as the cash settlement method results in a more dilutive impact on the calculation. On February 25, 2008, 356,921 shares of common stock were issued in full satisfaction of all outstanding warrants.

Options to purchase 27,000 and 1,037,050 shares of common stock at a weighted-average price of $19.24 and $3.40 per share were outstanding during the three months ended March 31, 2008 and March 31, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Stock-Based Compensation — The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended March 31, 2008 and 2007, is $245,000 and $201,000, respectively.

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

Recent Accounting Pronouncements —In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 “ (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to use fair value to measure its eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 11 Investments and Fair Value Measurements.

Commencing in November 2007, the Company elected to use the simplified method to estimate the expected term as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2008 and December 31, 2007, consist of the following:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Switch equipment	$48,192	$46,745
Construction in process	3,807	5,385
Computer software	1,192	1,156
Computer equipment	1,255	1,237
Tools and test equipment	387	354
Furniture and fixtures	314	310
Leasehold improvements	2,067	1,205

	57,214	56,392
Less accumulated depreciation	(17,913)	(18,982)

Property and equipment-net	$39,301	$37,410

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2008 and December 31, 2007 consists of the following:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Billed receivables	$9,691	$10,252
Unbilled receivables	2,115	1,839
Other receivables	361	13

	12,167	12,104
Less allowance for doubtful accounts	—	—

Accounts receivable—net of allowance for doubtful accounts	$12,167	$12,104

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

In accordance with the terms of the agreement, the Company issued warrants to the note holders. The warrants were exercisable any time up to eight years after their issuance. The terms of the agreement provide for the adjustment of stock purchase price and number of shares under the warrant subject to, any stock split, stock dividend, subdivision or combination of shares, reclassification of shares dilution or similar event, merger, sale or issuance of shares below purchase prices. There have been no new sales of securities, or other events, that would lower the conversion price of the warrants. The warrants were required to be settled with physical shares of the applicable Preferred Convertible Stock. As a result of the automatic conversion of the Company’s Series A, B-1, B-2 and C preferred convertible stock to common stock the warrants were exercisable for an equivalent number of shares of the Company’s common stock.

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

On February 21, 2008 all outstanding warrants were exercised. Pursuant to the terms of the warrants, Venture Lending and Leasing IV, Inc., the holder of the warrants, elected to exercise the warrants on a net basis based upon the average closing price of the Company’s common stock during the three days prior to such exercise. Based upon the closing prices of the Company’s common stock on February 20, 2008, February 19, 2008 and February 15, 2008, the Company issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000 and $495,000 cumulatively at March 31, 2008, and at December 31, 2007, respectively, and has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense in the three months ended March 31, 2008 and 2007 were $28,000 and $38,000, respectively.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At March 31, 2008 there was $419,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount was required in March 2008	$—	$249
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	664	902
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	1,187	1,395
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	1,324	1,528
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	1,530	1,729
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	1,730	1,924
Less—discount on debt associated with the issuance of warrants	(118)	(147)

Total long-term debt	6,317	7,580
Less—current installments	(3,980)	(4,384)

Long-term debt—excluding current installments	$2,337	$3,196

Total principal repayments required for each of the next four years under all long-term debt agreements are summarized as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
2008	$3,187	$4,479
2009	3,013	3,013
2010	235	235

Total principal repayments	$6,435	$7,727

6.	PREFERRED STOCK

In November 2007, after its IPO, the Company authorized 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series, and to fix the voting powers, preferences, of the shares of each such series.

At March 31, 2008, the Company did not have any shares of preferred stock issued and outstanding.

7.	COMMON STOCK

On February 21, 2008 all outstanding warrants were exercised. Pursuant to the terms of the warrants, Venture Lending and Leasing IV, Inc., the holder of the warrants, elected to exercise the warrants on a net basis based upon the average closing price of the Company’s common stock during the three days prior to such exercise. Based upon the closing prices of the Company’s common stock on February 20, 2008, February 19, 2008 and February 15, 2008, the Company issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

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

Level 3 State Regulatory Proceedings. In February 2007, Level 3 notified the Company that they were terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company has the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of the Company’s third party carrier customers. The Company has also asserted in these proceedings that the Company has the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. The Company currently continues to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states accounted for approximately 6.1% of the Company’s total traffic during the first three months of 2008. The following summarizes the status of these proceedings:

Illinois. On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected with the Company and finding that the Company should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with the Company under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of the Company’s attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007, the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. Level 3 filed its opening brief with the Illinois Appellate Court on December 14, 2007. On March 13, 2008, Neutral Tandem and the Illinois Commission each filed its respective response brief with the Illinois Appellate court. Level 3 filed its reply briefs on April 18, 2008.

On February 22, 2008, Level 3 filed a petition with the Illinois Commission requesting that the Illinois Commission reopen the commission proceeding to permit Level 3 to discontinue its direct connection to the Company. On February 29, 2008, the Company filed its opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission. On March 3, 2008, Staff of the Illinois Commission filed its opposition to Level 3’s petition to reopen the proceedings. On March 14, 2008 and April 7, 2008, the Company filed supplemental oppositions to Level 3’s petition to reopen the proceedings. On April 8, 2008, Level 3 filed a notice of withdrawal of its petition to reopen the proceedings before the Illinois Commission.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name the Company as a defendant in its federal court action, on February 6, 2008, the Company filed an unopposed motion to intervene in the proceeding. The Court granted the Company’s motion to intervene on February 11, 2008. On February 19, 2008, the Company filed a motion to stay or dismiss Level 3’s federal complaint. On February 19, 2008, the Illinois Commission commissioners similarly filed a motion to stay or dismiss Level 3’s federal complaint. Level 3 filed its responses to the Company’s motion and the Illinois Commission’s motion to stay or dismiss on March 21, 2008. The Company’s reply and the Illinois Commission’s reply in support of the Company’s respective motions were filed on April 4, 2008. A status hearing and/or ruling on the Company’s motion and the Illinois Commission’s motion is set for June 6, 2008.

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

On February 29, 2008, simultaneous with the filing of the Company’s opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission, the Company filed a notice of withdrawal, without prejudice, of the Company’s motion for approval of attorneys’ fees. The Company’s opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission indicated that if the Illinois Commission reopens the parties’ proceeding, the Company will ask the commission to address the Company’s request for approval of attorneys’ fees as part of the reopened proceeding. The Company’s opposition to Level 3’s petition to reopen also stated that if the Illinois Commission does not reopen the parties’ proceeding, the Company will raise its request for attorneys’ fees through a subsequent procedurally appropriate submission.

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

On January 22, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Georgia against the Company and the commissioners of the Georgia Commission, in their official capacity, challenging the Commission’s August 27, 2007 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the Commission’s August 27 order and an injunction permanently barring the Georgia Commission from enforcing its August 27 order. On March 24, 2008, the Company filed a motion to dismiss Level 3’s federal complaint. On March 24, 2008, the Georgia Commission commissioners similarly filed a motion to dismiss Level 3’s federal complaint. Level 3 filed its responses to the Company’s motion and the Georgia Commission’s motion to dismiss on May 1, 2008. The Company’s reply and the Georgia Commission’s reply in support of the respective motions are due on May 19, 2008.

New York. On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with the Company to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. On January 30, 2008, Level 3 filed with the NYPSC a petition to stay and/or suspend the rate proceeding. On February 8, 2008, the Company filed the Company’s opposition to Level 3’s petition to stay and/or suspend the NYPSC rate proceeding. On March 20, 2008, the NYPSC denied Level 3’s petition to stay and/or suspend the rate proceeding. The Company’s motion for summary judgment regarding cost issues is due to be filed with the NYPSC on May 29, 2008. Level 3’s response to the Company’s motion for summary judgment is due on June 30, 2008 and the Company’s reply is due on July 21, 2008.

On January 25, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of New York against the commissioners of the NYPSC, in their official capacity, challenging the Commission’s June 22 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the NYPSC’s June 22 order and an injunction permanently barring the NYPSC from enforcing its June 22 order. Although Level 3 did not name the Company as a defendant in its federal court action, Level 3 did not oppose the Company intervening in the matter. On March 24, 2008, the Court granted the parties’ stipulation for the Company to intervene in the proceeding. On March 25, 2008, the Company filed a motion to dismiss Level 3’s federal complaint. On March 25, 2008, the NYPSC commissioners filed an answer to Level 3’s complaint. Level 3 filed its response to the Company’s motion to dismiss on April 14, 2008. The Company filed the Company’s reply in support of the Company’s motion to dismiss on May 2, 2008.

Connecticut. On June 20, 2007, the Connecticut Department of Public Utility Control, or the CDPUC, held that the evidentiary record developed to date did not warrant CDPUC intervention at that time, but ordered the parties to make a good-faith effort to resolve their dispute pursuant to a settlement that produces a nondiscriminatory commercial agreement governing the delivery of tandem transit traffic by the Company to Level 3. The CDPUC also stated that it retained jurisdiction over the dispute and, if the parties were unable to arrive at a commercial agreement by November 1, 2007, the parties were required to report the details of their negotiations to the CDPUC no later than November 15, 2007. On November 6, 2007, Level 3 filed with the CDPUC a purported “Report on Negotiations For A Commercial Traffic Exchange Agreement and Request For Final Decision” (“Report”). On November 15, 2007, the Company filed a motion to strike Level 3’s Report. In the Company’s November 15 motion, the Company also requested that the CDPUC convene an in-person technical meeting to establish an appropriate procedural schedule for the Connecticut proceeding. On November 28, 2007, Level 3 responded to the Company’s motion to strike and request for a technical meeting.

On January 18, 2008, a “Draft Decision” was issued, finding, among other things, that the CDPUC “lacks the necessary statutory authority to decide” the issues raised by the parties’ disputes and lacks authority to resolve CLEC-to-CLEC interconnection disputes of the type at issue in the proceeding. The Draft Decision stated further, however, that “the Department is of the opinion that the optimum resolution of this issue is through the commercial agreement process.” On January 30, 2008, the Company and the Connecticut Office of Consumer Counsel filed exceptions to the Draft Decision. In its exceptions, the Company argued, among other things, that the CDPUC has authority under Connecticut law to address the merits of the Company’s petition and that the Company’s petition implicated significant public policy concerns. The Connecticut Office of Consumer Counsel argued, among other things, that the CDPUC has jurisdiction to resolve the parties’ disputes and that removing the Company’s services from the Connecticut market would “be devastating to network integrity and the economics of the Connecticut competitive market.” The CDPUC held oral argument on the Company’s and the Office of Consumer Counsel’s exceptions on April 2, 2008. On April 9, 2008, the CDPUC issued an order finding, among other things, that it did not have statutory authority to resolve the disputes between the Company and Level 3. The CDPUC also found that, if the parties are unable to negotiate a commercial agreement, the Company must begin notifying customers in Connecticut that the Company will cease offering tandem transit services for traffic that terminates on Level 3’s network in Connecticut no later than May 30, 2008, and that the Company must cease offering tandem transit service for customers’ traffic that terminates on Level 3 facilities in Connecticut no later than June 30, 2008. On May 6, 2008, the Company filed a petition for review of the CDPUC’s order in Connecticut state court, and the Company and the CDPUC also filed a joint application seeking a stay of the CDPUC’s order.

Florida. On February 26, 2007, the Company filed a petition against Level 3 before the Florida Public Service Commission, or the Florida Commission. On June 27, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s case should proceed to a hearing on the merits. In its recommended ruling, the staff found that the Florida Commission had jurisdiction over the dispute and that the Company’s service benefits competition. The staff of the Florida Commission also suggested that the Company did not make an adequate demonstration of standing to pursue the matter. On July 9, 2007, the Company voluntarily withdrew the Company’s petition and on July 11, 2007, the Company filed a revised petition with the Florida Commission. The Company’s revised petition includes additional legal arguments and information the Company hopes will demonstrate that the Company has standing. On July 25, 2007, Level 3 filed a motion to dismiss the Company’s revised petition. On August 3, 2007, the Company filed the Company’s opposition to Level 3’s motion to dismiss the Company’s revised petition. On September 21, 2007, the Florida Commission issued an order directing the parties to file supplemental briefs to address issues related to Level 3’s motion to dismiss the Company’s revised petition. The parties filed their supplemental briefs on October 5, 2007. On November 20, 2007, the staff of the Florida Commission issued a proposed recommendation regarding whether the Company’s revised petition should proceed to a hearing on the merits. In its recommended ruling, the staff again found that the Florida Commission had jurisdiction over the Company’s petition and that the Company’s service benefits competition. The staff of the Florida Commission also suggested, however, that the Company did not have standing to pursue the matter.

On December 26, 2007, the staff of the Florida Commission issued a revised proposed recommendation. In its December 26, 2007 recommendation, staff again found that the Florida Commission had jurisdiction over the Company’s petition and that the Company’s service benefits competition. The staff’s December 26, 2007 recommendation also again suggested that the Company did not have standing to pursue this matter and recommended that the Commission should grant Level 3’s motion to dismiss the Company’s petition. At an agenda conference held on January 8, 2008, the Florida Commission agreed with staff’s recommendation that the Commission has jurisdiction over the Company’s petition. The Commission rejected, however, staff’s recommendation that the Commission should grant Level 3’s motion to dismiss the Company’s petition and ordered staff to work with the office of the Commission Chairman to set this matter for hearing. At the January 8, 2008 agenda conference, the Commission also deemed “moot,” for purposes of Level 3’s motion to dismiss the Company’s petition, staff’s recommendation that the Company did not have standing to pursue this matter. The Commission did not make an express finding with respect to the Company’s standing to pursue this matter. On January 30, 2008, the Commission issued an order denying Level 3’s motion to dismiss the Company’s petition and ordering that the docket of the matter remain open to conduct an administrative hearing. Discovery is underway in this proceeding and the hearing is currently scheduled to be held on September 24-26, 2008.

On May 8, 2008, the staff of the Florida Commission issued a separate proposed recommendation relating to Level 3’s request that the Company pay Level 3 and its affiliate, Broadwing, interim compensation for accepting transit traffic from the Company pending the resolution of the parties’ dispute. In its recommendation, staff found that the Company is required to pay Level 3 for accepting transit traffic from March 24, 2007 until such time as the Company ceases delivering transit traffic to Level 3, the Company reaches a new agreement with Level 3, or the Florida Commission rules on the parties’ dispute. Staff proposed that the rate the Company pays will be the rate set forth in the previously terminated agreement between the Company and Level 3. Staff also proposed that the Company will only be required to pay interim compensation to Level 3, but that the Company will not be required to pay any interim amounts to Broadwing. The Company expects that the Florida Commission will hold a hearing on whether to adopt the proposed interim compensation recommendations at its agenda conference on May 20, 2008.

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

Minnesota. On March 6, 2007, the Company filed a complaint with the Minnesota Public Utilities Commission, or the MPUC, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPUC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and Recommendation,” recommending, among other things, that (1) the MPUC has authority to grant the Company the relief the Company seeks in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between the Company and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on the Company and not on the only other tandem transit service provider in the state; (4) Level 3’s effort to impose a termination fee on the Company is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, the Company filed its reply to Level 3’s exceptions. On February 28, 2008, the MPUC held a hearing on Level 3’s exceptions to the Administrative Law Judge’s findings. On March 24, 2008, the MPUC issued an order adopting the Administrative Law Judge’s findings with respect to the recommendations described above. On April 14, 2008, Level 3 filed with the MPUC a motion for reconsideration of the MPUC’s March 24, 2008 order. On April 24, 2008, the Company filed its response to Level 3’s motion for reconsideration. On April 24, 2008, the Minnesota Department of Commerce also responded to Level’s motion for reconsideration.

Michigan. On March 2, 2007, the Company filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with the Company and to receive terminating transit traffic from the Company on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with the Company; (2) Level 3 shall not require the Company to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on the Company a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with the Company; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-

discriminatory rates and conditions for their continued direct interconnection. On December 21, 2007, Level 3 filed its Claim of Appeal with the Michigan Court of Appeals, indicating Level 3’s intent to appeal the Michigan Commission’s November 26, 2007 order. Level 3 filed its opening brief with the Michigan Court of Appeals on March 14, 2008. The Company’s response brief is due on May 16, 2008.

In December 2007, the Company filed with the Michigan Commission a motion seeking an order approving the Company’s request that Level 3 reimburse the Company for the attorneys’ fees and costs that the Company incurred in connection with the Michigan proceeding. In January 2008, Level 3 responded to the Company’s request for attorneys’ fees and the Company filed a reply in support of the Company’s request.

As a result of rulings in the Illinois, Connecticut New York, and Michigan proceedings, the Company has attempted to negotiate new interconnection agreements with Level 3 for each such state. Future rulings in additional states may also require that the Company negotiate one or more agreements for each such state. It is possible that disputes may arise during these negotiations that may cause the Company or Level 3 to seek additional regulatory or judicial relief. As described above, Level 3 also has appealed the Illinois Commission’s and the Michigan Commission’s decision and filed federal complaints for declaratory and injunctive relief in connection with the decisions in Illinois, Georgia and New York. Level 3 may also seek reconsideration, appeal or otherwise challenge one or more of any other existing or prospective ruling described above. Although the Company believes its position is meritorious, and the Company will continue to assert it vigorously in any such additional proceeding, there can be no assurance that the Company will prevail. In any event, the Company’s efforts could have a material adverse effects on the Company’s results of operations and financial condition because of, among other things, legal costs, diversion of management resources and other factors.

Additional State Proceedings. After the Company commenced the state proceedings described above, Level 3 initiated regulatory proceedings in additional states. In these proceedings, Level 3 requested orders from the relevant state regulatory bodies directing the Company to notify the Company’s customers that the Company would not be able to terminate transit traffic directly to Level 3 and/or allowing Level 3 to disconnect the interconnection facility. In some states, Level 3 also sought to institute a per minute charge of $0.001 per minute of use. The Company believes that under applicable law, the Company would have prevailed in these actions if the matter had proceeded to a hearing on the merits. After filing submissions to prevent Level 3 from disconnecting existing direct interconnections in some of the additional states, the Company elected not to pursue further the Company’s right to maintain direct interconnection to Level 3 in these additional states and moved to dismiss the proceedings in those states. The Company no longer directly terminates traffic to Level 3 in these additional states. The traffic the Company terminated to Level 3 in these additional states accounted for approximately 1.9% of the Company’s revenue during the first six months of 2007. In September and October 2007, Level 3 voluntarily withdrew its petitions for disconnection in each of the states in which it had initiated regulatory proceedings against the Company.

Level 3 Billing Disputes. The Company is also engaged in various billing disputes with Level 3 regarding amounts Level 3 claims the Company owes Level 3. Although there can be no assurance as to the ultimate resolution of these disputes, the Company does not believe they will have a material adverse effect on the Company’s business, results of operations or financial condition.

Verizon Wireless. In July 2006, Verizon Wireless notified the Company that it wished to terminate its Master Service Agreement. In response to the notification, in August 2006, the Company filed a petition with the FCC for interconnection. On January 14, 2008, the Company entered into a Direct Connection Agreement under which the Company may terminate traffic to Verizon Wireless and dismissed without prejudice the petition for interconnection the Company filed at the FCC.

Verizon. The Company is considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which the Company feels is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

9.	INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by us. The Company’s estimated effective income tax rate was 35.8% for the three months ended March 31, 2008, compared to 35.5% for the same period past year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 34% primarily due to the impact of state income taxes and Illinois EDGE credit tax benefit.

The IRS commenced an examination of the federal income tax return the Company filed for the year 2005 and is expected to complete the examination by the end of this year. The IRS had not proposed any material adjustments to the Company’s 2005 income tax return as of March 31, 2008.

10.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provides for issuance of options and restricted stock for up to 1,600,000 to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing its initial public offering, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of March 31, 2008, there were awards for 3,076,478 shares issued and outstanding under the 2003 Plan.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017. At March 31, 2008, there were awards for 27,000 shares issued and outstanding under the 2007 Plan and 2,846,613 shares representing approximately 9.1% of the Company’s outstanding common stock as of March 31, 2008, available for issuance under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. At March 31, 2008, the Company did not estimate any forfeitures as it has not had any material forfeitures and does not anticipate material forfeitures in the near future. Actual results, and future changes in estimates, may differ substantially from current estimates.

The Company follows the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan and the 2007 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the fair value of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2007 and the first quarter of fiscal 2008:

Grant Date	Number of Stock Options Issued	Weighted average Fair Value of One Share of Common Stock
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30
First Quarter 2008	9,000	$19.11

Total	236,600

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for the three months ended March 31, 2008 and for the year ended December 31, 2007 with the following assumptions:

	March 31, 2008	December 31, 2007
Expected life	6.5 years	7.7 - 10 years
Risk-free interest rate range	3.0%	3.8%-4.9%
Expected dividends	—	—
Volatility	42.0%	39.6%-40.1%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 42.0% at March 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and March 31, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.92 and $2.46 for the three months ended March 31, 2008 and 2007, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2008 and 2007 was approximately $0.2 million during each period.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2005	1,149	$0.29
Granted	2,355	2.18
Exercised	(83)	3.13
Cancelled	(29)	0.53

Options outstanding—December 31, 2006	3,392	$1.53
Granted	228	6.75
Exercised	(265)	0.34
Cancelled	(27)	2.26

Options outstanding—December 31, 2007	3,328	$1.98
Granted	9	19.11
Exercised	(197)	0.59
Cancelled	(37)	2.39

Options outstanding—March 31, 2008	3,103	$2.11	$56,241	7.9

Vested or expected to vest-March 31, 2008	3,103	$2.11	$56,241	7.9

Exercisable-March 31, 2008	1,321	$1.47	$24,778	7.7

The unrecognized compensation cost associated with options outstanding at March 31, 2008 and December 31, 2007 was $2.5 million and $2.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.5 years and 2.8 years as of March 31, 2008 and December 31, 2007, respectively.

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale Investments

At December 31, 2007, the Company had no auction rate securities. The following is a summary of available-for-sale investments as of March 31, 2008 (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$25,150	$—	$(388)	$24,762

Total available-for-sale investments	$25,150	$—	$(388)	$24,762

The following is a summary of the carrying values and balance sheet classification as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Reported as:
Cash and cash equivalents	$90,632	$112,020
Long-term investments	24,762	—
Short-term restricted cash	419	419

Total	$115,813	$112,439

As of March 31, 2008, the Company held approximately $24.8 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP) and are currently rated AAA/Aaa by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which ranges from 23 years to 31 years, the Company has classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of March 31, 2008, and the Company recorded an unrealized non-cash loss of $0.4 million during the first quarter of 2008 related to investments on auction rate securities.

Fair Value Measurement

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

The majority of the Company’s cash and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and certificate of deposits.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities, or ARS. As a result of auction failures related to these securities in the first quarter of 2008, these market inputs were not available as of March 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

Fair value hierarchy of the Company’s marketable securities in connection with its adoption of SFAS No. 157 (In thousands):

	March 31, 2008
	Level I	Level II	Level III	Total
Money market funds and other	$80,596	$—	$—	$80,596
Certificates of deposit	10,036	—	—	10,036
Auction rate securities	—	—	24,762	24,762

Total Marketable Securities	$90,632	$—	$24,762	$115,394

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive (loss) in the accompanying consolidated balance sheets under shareholder’s Equity. Unrealized losses associated with Level III financial instruments were approximately $0.4 million in the three months ended March 31, 2008

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended March 31, 2008 (In thousands):

	December 31, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		March 31, 2008
				Realized	Unrealized
Auction Rate Securities	—	$25,150	$—	—	$(388)	$24,762

12.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, unrealized holding losses on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive loss are as follows (In thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net unrealized holding loss on available-for-sale investments, net of tax	$(239)	$—

Total other accumulated comprehensive loss	$(239)	$—

The following table reconciles net income to comprehensive income for the periods ended March 31, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$4,023	$1,675
Other comprehensive loss	(239)	—

Total comprehensive income	$3,784	$1,675

13.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Although the Company services different customer groups, it does not maintain separate product lines. All of the Company’s revenues are generated within the United States. Therefore, the Company has concluded that it has only one operating segment.

14.	SUBSEQUENT EVENT

In April 2008, certain stockholders of the Company completed a secondary offering in which 4.9 million shares of the Company’s common stock was sold at a price of $18.00 per share. The Company did not sell any shares of its common stock and received no proceeds from the secondary offering. The Company estimates that it will pay approximately $0.6 million of certain expenses related to the offering and recorded the entire $0.6 million as other expense in the first quarter 2008.

The Company granted approximately 1.4 million stock options to employees in April 2008, under the 2007 Plan, each with an exercise price of $17.90.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have signed agreements with major competitive carriers and non-carriers and we operate in 71 markets as of March 31, 2008. During the first quarter of 2008, our network carried 12.9 billion minutes of traffic. As of March 31, 2008, our network was capable of connecting calls to an estimated 298 million telephone numbers assigned to carriers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

For the three month period ended March 31, 2008, we increased revenue to $26.2 million, an increase of 48.9%, compared to $17.6 million for the three month period ended March 31, 2007. For the three month period ended March 31, 2008, our income from operations was $6.2 million compared to $2.9 million for the three month period ended March 31, 2007. For the three month period ended March 31, 2008, our net income was $4.0 million compared to $1.7 million for the three month period ended March 31, 2007.

Financial Operation Overview

Revenue

We generate revenue from the sale of our tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Revenue (in thousands)	$26,226	$17,616
Minutes of use billed (in millions)	12,859	8,637
Average fee per billed minute	$0.0020	$0.0020

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 7 additional markets we added during the first three months of 2008 and the 30 additional markets added in 2007 as financially attractive, the rates we charge in those markets are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

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

Operating Expense

Operating expenses consists of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain or loss on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 130 employees at March 31, 2008 from 114 employees at March 31, 2007.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring costs, or on a one-time basis, which we refer to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must utilize additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through April 2018. Additionally, we pay the cost of all the utilities for all of our switch locations.

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

Change in fair value of warrants. Freestanding warrants related to preferred shares that were conditionally redeemable were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the closing of our IPO in November 2007, warrants to purchase shares of our convertible preferred stock became warrants to purchase shares of our common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable “ (FSP 150-5). The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity, and we ceased to record any further periodic fair value adjustments. On February 21, 2008 all outstanding warrants were exercised. Pursuant to the terms of the warrants Venture Lending and Leasing IV, Inc., the holder of the warrants, elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents or non-current investments.

Other Expense. Other expense consists of expenses incurred in connection with the secondary offering by certain of our stockholders completed in April 2008.

Income Taxes. Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. The interim period provision for income taxes is based upon our estimated annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

Revenue Recognition

We generate revenue from sales of our tandem interconnection services. We maintain executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony companies.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. At March 31, 2008, we do not have any allowance for doubtful accounts. We did not write-off any customer receivables through the first three months of 2008.

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

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At March 31, 2008, our disputed charges accrual was approximately $2.4 million. Of this amount, $0.4 million is related to one dispute. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes.

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

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 , Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 (Accounting for Income Taxes). FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition for the three months ended March 31, 2008.

Stock-Based Compensation

We established the 2003 Stock Option and Stock Incentive Plan, (the “2003 Plan”), which provides for issuance of options and restricted stock for up to 1,600,000 shares to eligible employees, officers and independent contractors. We authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock within the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing our initial public offering, we adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. At March 31, 2008, there were awards for 3,076,478 shares issued and outstanding under the 2003 Plan.

In October 2007, we approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan, (the “2007 Plan”). The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. We have reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017. At March 31, 2008, there were awards for 27,000 shares issued and outstanding under the 2007 Plan and 2,846,613 shares representing approximately 9.1% of our outstanding common stock as of March 31, 2008, available for issuance under the 2007 Plan.

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

We follow the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. In 2007, we issued 10,000 stock options to contractors. The following table shows the fair value of one share of our common stock on each stock option grant date during the year ended December 31, 2007 and the first quarter of fiscal 2008:

Grant Date	Number of Stock Options Issued	Weighted Average Fair Value of One Share of Common Stock
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30
First Quarter 2008	9,000	$19.11

Total	236,600

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model for the three months ended March 31, 2008 and the year ended December 31, 2007 with the following assumptions:

	March 31, 2008	December 31, 2007
Expected life	6.5 years	7.7 - 10 years
Risk-free interest rate range	3.0%	3.8%-4.9%
Expected dividends	—	—
Volatility	42.0%	39.6%-40.1%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 42.0% at March 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2007 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.92 and $2.46 for the three months ended March 31, 2008 and 2007, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2008 and 2007 was approximately $0.2 million during each period.

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

Long-term Investments

We consider all investments with remaining time to maturity of one year or more to be long-term investments. At March 31, 2008 long-term investments consisted of auction rate securities. We had no auction rate securities at December 31, 2007. Our long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities .”

Long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred.

We determine fair value in accordance with SFAS No. 157 which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value.

The majority of our cash and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes our money market funds and certificate of deposits.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes our auction rate securities, or ARS. As a result of auction failures related to these securities in the first quarter of 2008, these market inputs were not available as of March 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of our investment in ARS as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on our consolidated statements of operations. No impairment charges were recorded to our consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Revenue	$26,226	$17,616
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	9,110	6,320
Operations	4,072	3,711
Sales and marketing	544	438
General and administrative	3,018	1,552
Depreciation and amortization	3,263	2,749
Loss (gain) on disposal of fixed assets	—	(19)

Total operating expense	20,007	14,751

Income from operations	6,219	2,865

Other (income) expense
Interest expense, including debt discount of $28 and $38, respectively	299	484
Interest income	(898)	(207)
Other expense	550
Change in fair value of warrants		(10)

Total other (income) expense	(49)	267

Income before income taxes	6,268	2,598
Provision for income taxes	2,245	923

Net income	$4,023	$1,675

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue increased to $26.2 million in the three months ended March 31, 2007 from $17.6 million in the three months ended March 31, 2007, an increase of 48.9%. The increase in revenue was primarily due to an increase of minutes of use to 12.9 billion minutes processed in the three months ended March 31, 2008 from 8.6 billion minutes processed in the three months ended March 31, 2007, an increase of 50%.

The increase in first quarter revenues was primarily related to increases in the number of minutes processed by the Company’s network as a result of further penetration of current markets and customers, as well as the entry into 32 new markets since March 31, 2007.

Operating Expenses. Operating expenses for the three months ended March 31, 2008 of $20.0 million increased $5.2 million, or 35.1%, from $14.8 million for the three months ended March 31, 2007. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $9.1 million in the three months ended March 31, 2008, or 34.7% of revenue, from $6.3 million in the three months ended March 31, 2007, or 35.8% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 320 switch locations to 938 switch locations at March 31, 2008 from 618 switch locations at March 31, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of March 31, 2008 grew to 24 compared to 18 locations at March 31, 2007.

Operations Expenses. Operations expenses increased to $4.1 million in the three months ended March 31, 2008, or 15.6% of revenue, from $3.7 million in the three months ended March 31, 2007, or 21% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $0.5 million in the three months ended March 31, 2008, or 1.9% of revenue, compared to $0.4 million in the three months ended March 31, 2007, or 2.3% of revenue. We have successfully increased revenues while maintaining the same size of the sales and marketing force at March 31, 2008.

General and Administrative Expense. General and administrative expense increased to $3.0 million in the three months ended March 31, 2008, or 11.5% of revenue, compared with $1.6 million in the three months ended March 31, 2007, or 9.1% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.4 million in higher professional fees related to regulatory proceedings with Level 3 Communications, LLC, See Part II, Item 1. “Legal Proceedings,” along with an increase of $0.6 million in payroll and benefits.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.3 million in the three months ended March 31, 2008, or 12.6% of revenue, compared to $2.7 million in the three months ended March 31, 2007, or 15.3% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.5 million was recorded in the three months ended March 31, 2008 related to the conversion of new switch equipment in our New York location. Accelerated depreciation of $0.7 million was recorded in the three months ended March 31, 2007 related to the conversion of new switch equipment in our Atlanta and Miami locations.

Loss (gain) on disposal of fixed assets. In the three months ended March 31, 2008, we did not have any gain or loss on disposal of equipment. In January and March of 2007, we disposed of equipment that resulted in a net gain of approximately $19,000.

Other (Income) Expense. Other income of less than $0.1 million for the three months ended March 31, 2008 increased $0.4 million compared to other expense of $0.3 million for the three months ended March 31, 2007. The increase in investment income and decrease in interest expense associated with debt were offset by the cost to the Company of completing a secondary offering by certain selling stockholders in April 2008.

Provision for Income Taxes. Provision for income taxes of $2.2 million for the three months ended March 31, 2008 increased by $1.3 million compared to $0.9 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 and 2007 was 35.8% and 35.5%, respectively.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2008	December 31, 2007
Working capital	$89,698	$111,106
Cash and cash equivalents	90,632	112,020
Long-term investments	24,762	—
Restricted cash	419	419

	Three Months Ended
	March 31, 2008	March 31, 2007
Net cash flows from operating activities	$7,584	$4,216
Net cash flows from investing activities	(29,320)	(3,997)
Net cash flows from financing activities	348	(1,390)

At December 31, 2007, we had $112.0 million in cash and cash equivalents and $0.4 million in restricted cash. In comparison, at March 31, 2008, we had $90.6 million in cash and cash equivalents and $24.8 million in long term investments and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds and long-term investments consist of auction rate securities. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit.

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

We experienced positive cash flows from operations of $7.6 million in the first quarter of 2008. We generated net income for the period of $4.0 million, and we had non-cash charges of $3.1 million consisting primarily of depreciation and amortization and stock-based compensation expense. Accounts receivable decreased by $0.1 million and was offset by an increase in other current and non-current assets of $0.1 million. Accounts payable increased by $0.8 million and accrued liabilities decreased by $0.3 million due to payments made during the period.

In the first quarter of 2007 we generated positive cash from operations of $4.2 million. We generated net income for the period of $1.7 million and had non-cash charges of $3.1 million consisting primarily of depreciation and amortization and stock-based compensation expense. Account receivable decreased by $2.2 million while current assets decreased by $1.1 million. This was offset by an increase in accrued liabilities of $2.7 million.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the timing of purchases and maturities of short-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Net cash used in investing activities was $29.3 million in the first quarter of 2008 and primarily represented net use of funds from the purchase of investments in the period of $25.0 million. Additions to property, plant and equipment amounted to $4.3 million.

Net cash used for investing activities in the first quarter of 2007 was $4.0 million and was comprised of additions to property, plant and equipment.

In the next twelve months, capital expenditures are expected to be in the range of approximately $23.0 to $25.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

Net proceeds from financing activities in the first quarter of 2008 were $0.3 million and primarily related to the issuance of common stock associated with stock options in the period of $1.6 million partially offset by our repayment of $1.3 million of principal on our outstanding debt. Net financing activities in the first quarter of 2007 amounted to the use of $1.4 million which due to our repayment of principal on outstanding debt.

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

Investments

As of March 31, 2008, we held approximately $24.8 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP).

We also invest our excess cash in money market mutual funds whose carrying values approximate market. As of March 31, 2008, we had $81.2 million in cash and cash equivalents invested in one money market mutual fund.

For further discussion of these investments see footnote 11 to the unaudited financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. For further discussion of this equipment loan and security agreement see footnote 5 to the unaudited financial statements – “Debt” included elsewhere herein.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended March 31, 2008 and 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

As of March 31, 2008, we held approximately $24.8 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP).

We also invest our excess cash in money market mutual funds whose carrying values approximate market values. As of March 31, 2008, we had $81.2 million in cash and cash equivalents invested in one money market mutual fund.

For further discussion of these investments see footnote 11 to the unaudited financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

We believe that we do not have any material exposure to changes in the fair value of our investments as a result of changes in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. Accordingly, we believe that the consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal or regulatory proceedings arising in the normal course of our business. Aside from the matters discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Level 3 State Regulatory Proceedings. In February 2007, Level 3 notified us that they were terminating two contracts under which we delivered transit traffic to Level 3 in a number of states. That same month, we began filing regulatory proceedings in eight states, asserting that we have the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of our third party carrier customers. We have also asserted in these proceedings that we have the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. We currently continue to terminate traffic to Level 3 in these eight states. The traffic we terminated to Level 3 in these eight states accounted for approximately 6.1% of our total traffic during the first three months of 2008. The following summarizes the status of these proceedings:

Illinois. On July 10, 2007, the Illinois Commerce Commission, or the Illinois Commission, issued an order requiring that Level 3 remain directly connected with us and finding that we should not be required to pay Level 3 any fee or compensation for transit traffic delivered to Level 3. The decision by the Illinois Commission also directs the parties to negotiate an interconnection agreement consistent with the decision’s conditions and finds that, absent such an agreement, Level 3 must continue to directly interconnect with us under the operational interconnection terms in effect between the parties as of January 30, 2007. The decision also ordered Level 3 to pay 80% of our attorney’s fees and costs and 90% of the Illinois Commission’s costs. On August 15, 2007, the Illinois Commission denied Level 3’s petition for rehearing, and on September 10, 2007, Level 3 filed a notice of appeal of the Illinois Commission’s July 10 order with the Appellate Court of Illinois, First District. Level 3 filed its opening brief with the Illinois Appellate Court on December 14, 2007. On March 13, 2008, the Company and the Illinois Commission each filed its respective response brief with the Illinois Appellate court. Level 3 filed its reply briefs on April 18, 2008.

On February 22, 2008, Level 3 filed a petition with the Illinois Commission requesting that the Illinois Commission reopen the commission proceeding to permit Level 3 to discontinue its direct connection to us. On February 29, 2008, we filed our opposition to Level 3’s petition to reopen the proceedings before the Illinois Commission. On March 3, 2008, Staff of the Illinois Commission filed its opposition to Level 3’s petition to reopen the proceedings. On March 14, 2008 and April 7, 2008, we filed supplemental oppositions to Level 3’s petition to reopen the proceedings. On April 8, 2008, Level 3 filed a notice of withdrawal of its petition to reopen the proceedings before the Illinois Commission.

On November 29, 2007, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Illinois against the commissioners of the Illinois Commission, in their official capacity, challenging the Commission’s July 10 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the Commission’s July 10 order and an injunction permanently barring the Illinois Commission from enforcing its July 10 order. Although Level 3 did not name us as a defendant in its federal court action, on February 6, 2008, we filed an unopposed motion to intervene in the proceeding. The Court granted our motion to intervene on February 11, 2008. On February 19, 2008, we filed a motion to stay or dismiss Level 3’s federal complaint. On February 19, 2008, the Illinois Commission commissioners similarly filed a motion to stay or dismiss Level 3’s federal complaint. Level 3 filed its responses to our motion and the Illinois Commission’s motion to stay or dismiss on March 21, 2008. Our reply and the Illinois Commission’s reply in support of our respective motions were filed on April 4, 2008. A status hearing and/or ruling on our motion and the Illinois Commission’s motion is set for June 6, 2008.

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

On January 22, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of Georgia against us and the commissioners of the Georgia Commission, in their official capacity, challenging the Commission’s August 27, 2007 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the Commission’s August 27 order and an injunction permanently barring the Georgia Commission from enforcing its August 27 order. On March 24, 2008, we filed a motion to dismiss Level 3’s federal complaint. On March 24, 2008, the Georgia Commission commissioners similarly filed a motion to dismiss Level 3’s federal complaint. Level 3 filed its responses to our motion and the Georgia Commission’s motion to dismiss on May 1, 2008. Our reply and the Georgia Commission’s reply in support of our respective motions are due on May 19, 2008.

New York. On June 22, 2007, the New York Public Service Commission, or the NYPSC, determined that Level 3 must remain directly connected with us to receive terminating transit traffic. The NYPSC also found that if the parties do not first resolve the dispute, the NYPSC will hold further proceedings to investigate the rates, rules and regulations related to the termination services at issue. On September 24, 2007, the NYPSC issued an order denying Level 3’s petition for rehearing and/or clarification of the NYPSC’s June 22 order. In the order denying the petition for rehearing, the NYPSC stated that it would initiate a rate proceeding in November 2007. Pending the rate proceeding, the NYPSC ordered the parties to continue performing their respective obligations as if the canceled termination agreements remained in effect. On November 9, 2007, the NYPSC issued an order initiating a proceeding to investigate the rates, rules and regulations related to the termination services at issue. On January 30, 2008, Level 3 filed with the NYPSC a petition to stay and/or suspend the rate proceeding. On February 8, 2008, we filed our opposition to Level 3’s petition to stay and/or suspend the NYPSC rate proceeding. On March 20, 2008, the NYPSC denied Level 3’s petition to stay and/or suspend the rate proceeding. Our motion for summary judgment regarding cost issues is due to be filed with the NYPSC on May 29, 2008. Level 3’s response to our motion for summary judgment is due on June 30, 2008 and our reply is due on July 21, 2008.

On January 25, 2008, Level 3 filed a complaint for declaratory and injunctive relief in the United States District Court for the Northern District of New York against the commissioners of the NYPSC, in their official capacity, challenging the Commission’s June 22 order. Among the relief Level 3 seeks in its federal court complaint is a ruling that the federal Telecommunications Act preempts the NYPSC’s June 22 order and an injunction permanently barring the NYPSC from enforcing its June 22 order. Although Level 3 did not name us as a defendant in its federal court action, Level 3 did not oppose us intervening in the matter. On March 24, 2008, the Court granted the parties’ stipulation for us to intervene in the proceeding. On March 25, 2008, we filed a motion to dismiss Level 3’s federal complaint. On March 25, 2008, the NYPSC commissioners filed an answer to Level 3’s complaint. Level 3 filed its response to our motion to dismiss on April 14, 2008. We filed our reply in support of our motion to dismiss on May 2, 2008.

Connecticut. On June 20, 2007, the Connecticut Department of Public Utility Control, or the CDPUC, held that the evidentiary record developed to date did not warrant CDPUC intervention at that time, but ordered the parties to make a good-faith effort to resolve their dispute pursuant to a settlement that produces a nondiscriminatory commercial agreement governing the delivery of tandem transit traffic by us to Level 3. The CDPUC also stated that it retained jurisdiction over the dispute and, if the parties were unable to arrive at a commercial agreement by November 1, 2007, the parties were required to report the details of their negotiations to the CDPUC no later than November 15, 2007. On November 6, 2007, Level 3 filed with the CDPUC a purported “Report on Negotiations For A Commercial Traffic Exchange Agreement and Request For Final Decision” (“Report”). On November 15, 2007, we filed a motion to strike Level 3’s Report. In our November 15 motion, we also requested that the CDPUC convene an in-person technical meeting to establish an appropriate procedural schedule for the Connecticut proceeding. On November 28, 2007, Level 3 responded to our motion to strike and request for a technical meeting.

On January 18, 2008, a “Draft Decision” was issued, finding, among other things, that the CDPUC “lacks the necessary statutory authority to decide” the issues raised by the parties’ disputes and lacks authority to resolve CLEC-to-CLEC interconnection disputes of the type at issue in the proceeding. The Draft Decision stated further, however, that “the Department is of the opinion that the optimum resolution of this issue is through the commercial agreement process.” On January 30, 2008, the Company and the Connecticut Office of Consumer Counsel filed exceptions to the Draft Decision. In its exceptions, we argued, among other things, that the CDPUC has authority under Connecticut law to address the merits of our petition and that our petition implicated significant public policy concerns. The Connecticut Office of Consumer Counsel argued, among other things, that the CDPUC has jurisdiction to resolve the parties’ disputes and that removing our services from the Connecticut market would “be devastating to network integrity and the economics of the Connecticut competitive market.” The CDPUC held oral argument on the Company’s and the Office of Consumer Counsel’s exceptions on April 2, 2008. On April 9, 2008, the CDPUC issued an order finding, among other things, that it did not have statutory authority to resolve the disputes between us and Level 3. The CDPUC also found that, if the parties are unable to negotiate a commercial agreement, we must begin notifying customers in Connecticut that we will cease offering tandem transit services for traffic that terminates on Level 3’s network in Connecticut no later than May 30, 2008, and that we must cease offering tandem transit service for customers’ traffic that terminates on Level 3 facilities in Connecticut no later than June 30, 2008. On May 6, 2008, we filed a petition for review of the CDPUC’s order in Connecticut state court and the Company and the CDPUC also filed a joint application seeking a stay of the CDPUC’s order. A hearing on the joint application for stay is scheduled for May 21, 2008.

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

On December 26, 2007, the staff of the Florida Commission issued a revised proposed recommendation. In its December 26, 2007 recommendation, staff again found that the Florida Commission had jurisdiction over our petition and that our service benefits competition. The staff’s December 26, 2007 recommendation also again suggested that we did not have standing to pursue this matter and recommended that the Commission should grant Level 3’s motion to dismiss our petition. At an agenda conference held on January 8, 2008, the Florida Commission agreed with staff’s recommendation that the Commission has jurisdiction over our petition. The Commission rejected, however, staff’s recommendation that the Commission should grant Level 3’s motion to dismiss our petition and ordered staff to work with the office of the Commission Chairman to set this matter for hearing. At the January 8 agenda conference, the Commission also deemed “moot,” for purposes of Level 3’s motion to dismiss our petition, staff’s recommendation that we do not have standing to pursue this matter. The Commission did not make an express finding with respect to our standing to pursue this matter. On January 30, 2008, the Commission issued an order denying Level 3’s motion to dismiss our petition and ordering that the docket of the matter remain open to conduct an administrative hearing. Discovery is underway in this proceeding and the hearing is currently scheduled to be held on September 24-26, 2008.

On May 8, 2008, the staff of the Florida Commission issued a separate proposed recommendation relating to Level 3’s request that we pay Level 3 and its affiliate, Broadwing, interim compensation for accepting transit traffic from us pending the resolution of the parties’ dispute. In its recommendation, staff found that we are required to pay Level 3 for accepting transit traffic from March 24, 2007 until such time as we cease delivering transit traffic to Level 3, we reach a new agreement with Level 3, or the Florida Commission rules on the parties’ dispute. Staff proposed that the rate we pay will be the rate set forth in the previously terminated agreement between us and Level 3. Staff also proposed that we will only be required to pay interim compensation to Level 3, but that we will not be required to pay any interim amounts to Broadwing. We expect that the Florida Commission will hold a hearing on whether to adopt the proposed interim compensation recommendations at its agenda conference on May 20, 2008.

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

Minnesota. On March 6, 2007, we filed a complaint with the Minnesota Public Utilities Commission, or the MPUC, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On July 31 and August 1, 2007, hearings were held before a MPUC Administrative Law Judge. On November 7, 2007, the Administrative Law Judge issued his “Findings of Fact, Conclusions, and Recommendation,” recommending, among other things, that (1) the MPUC has authority to grant us the relief we seek in the Minnesota proceeding; (2) the record established that the public convenience requires the continuation of the direct physical connection between us and Level 3; (3) Minnesota law prohibits Level 3 from attempting to impose a discriminatory termination charge on us and not on the only other tandem transit service provider in the state; (4) Level 3’s effort to impose a termination fee on us is inconsistent with well-established reciprocal compensation principles; and (5) the relevant provisions of Minnesota law are not preempted by federal law. On November 27, 2007, Level 3 filed its exceptions to the Administrative Law Judge’s findings and on December 7, 2007, we filed our reply to Level 3’s exceptions. On February 28, 2008, the MPUC held a hearing on Level 3’s exceptions to the Administrative Law Judge’s findings. On March 24, 2008, the MPUC issued an order adopting the Administrative Law Judge’s findings with respect to the recommendations described above. On April 14, 2008, Level 3 filed with the MPUC a motion for reconsideration of the MPUC’s March 24, 2008 order. On April 24, 2008, we filed our response to Level 3’s motion for reconsideration. On April 24, 2008, the Minnesota Department of Commerce also responded to Level’s motion for reconsideration.

Michigan. On March 2, 2007, we filed a complaint with the Michigan Public Service Commission, or the Michigan Commission, seeking an order requiring Level 3 to maintain its direct interconnection with us and to receive terminating transit traffic from us on non-discriminatory terms and conditions. On August 8 through August 10, 2007 hearings were held before a Michigan Commission Administrative Law Judge. On November 26, 2007, the Michigan Commission issued an order finding, among other things, that: (1) Level 3 must remain directly connected with us; (2) Level 3 shall not require us to pay any fee or other compensation to recover termination costs recoverable as reciprocal compensation from originating carriers, or to impose on us a market-based rate that is not based on Level 3’s costs to maintain direct interconnection with us; (3) the relevant provisions of Michigan law are not preempted by federal law; and (4) the parties should negotiate non-discriminatory rates and conditions for their continued direct interconnection. On December 21, 2007, Level 3 filed its Claim of Appeal with the Michigan Court of Appeals, indicating Level 3’s intent to appeal the Michigan Commission’s November 26, 2007 order. Level 3 filed its opening brief with the Michigan Court of Appeals on March 14, 2008. Our response brief is due on May 16, 2008.

In December 2007, we filed with the Michigan Commission a motion seeking an order approving our request that Level 3 reimburse us for the attorneys’ fees and costs that we incurred in connection with the Michigan proceeding. In January 2008, Level 3 responded to our request for attorneys’ fees and we filed a reply in support of our request.

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

Verizon Wireless. In July 2006, Verizon Wireless notified us that it wished to terminate its Master Service Agreement. In response to the notification, in August 2006, we filed a petition with the FCC for interconnection. On January 14, 2008, we entered into a Direct Connection Agreement under which we may terminate traffic to Verizon Wireless and dismissed without prejudice the petition for interconnection the Company filed at the FCC.

Verizon. We are considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which we feel is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our other public filings.

If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of these risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 referenced above.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: May 14, 2008	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)