Form 10-Q
period 2008-06-30
Neutral Tandem Inc
filed 2008-08-12
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, 31,897,918 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$97,603	$112,020
Receivables	14,930	12,104
Deferred tax asset-current	3,025	2,242
Other current assets	1,135	1,016

Total current assets	116,693	127,382
Property and equipment—net	42,200	37,410
Restricted cash	419	419
Investments and other assets	23,862	805

Total assets	$183,174	$166,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,777	$575
Accrued liabilities:
Circuit cost	4,460	5,694
Rent	1,180	1,163
Payroll and related items	1,945	1,692
Other	2,446	2,768
Current installments of long-term debt	3,816	4,384

Total current liabilities	19,624	16,276
Other liabilities	713	527
Deferred tax liability-noncurrent	2,455	2,095
Long-term debt —excluding current installments	1,456	3,196

Total liabilities	24,248	22,094
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 31,855,542 shares and 30,832,939 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	32	32
Warrants	—	6,920
Additional paid-in capital	145,839	132,889
Accumulated other comprehensive loss	(693)	—
Accumulated earnings	13,748	4,081

Total shareholders’ equity	158,926	143,922

Total liabilities and shareholders’ equity	$183,174	$166,016

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$28,578	$20,507	$54,804	$38,123

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	9,386	6,898	18,496	13,218
Operations	4,125	4,669	8,197	8,380
Sales and marketing	451	405	995	843
General and administrative	3,194	2,354	6,212	3,906
Depreciation and amortization	2,823	2,222	6,086	4,971
Impairment of fixed assets	195	—	195	—
Gain on disposal of fixed assets	—	(142)	—	(161)

Total operating expense	20,174	16,406	40,181	31,157

Income from operations	8,404	4,101	14,623	6,966

Other (income) expense
Interest expense, including debt discount of $21, 39, 49 and $77 respectively	250	439	549	923
Interest income	(799)	(210)	(1,697)	(417)
Other expense	—	—	550	—
Change in fair value of warrants	—	1,641	—	1,631

Total other (income) expense	(549)	1,870	(598)	2,137

Income before income taxes	8,953	2,231	15,221	4,829
Provision for income taxes	3,309	1,427	5,554	2,350

Net income	$5,644	$804	$9,667	$2,479

Net income per share:
Basic	$0.18	$0.15	$0.31	$0.47

Diluted	$0.17	$0.03	$0.29	$0.10

Weighted average number of shares outstanding:
Basic	31,771	5,319	31,432	5,319

Diluted	33,210	24,455	33,130	24,634

The accompanying notes are an integral part of these financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$9,667	$2,479
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	6,086	4,971
Deferred tax	12	638
Impairment of fixed assets	195	—
Gain on disposal of fixed assets	—	(161)
Non-cash share-based compensation	1,039	435
Amortization of debt discount	49	77
Changes in fair value of warrants	—	1,631
Changes in assets and liabilities:
Receivables—net	(2,826)	(1,795)
Other current assets	(119)	(213)
Other noncurrent assets	65	55
Accounts payable	2,010	296
Accrued liabilities	(1,286)	3,244
Noncurrent liabilities	188	62

Net cash flows from operating activities	15,080	11,719

Cash Flows From Investing Activities:
Purchase of equipment	(7,881)	(8,097)
Proceeds from sale of equipment	—	222
Increase in restricted cash	—	(11)
Purchase of investments	(25,150)	—
Sale of investments	900	—

Net cash flows from investing activities	(32,131)	(7,886)

Cash Flows From Financing Activities:
Cash paid for stock issuance costs	—	(892)
Proceeds from the issuance of common shares associated with stock option exercise	4,991	—
Principal payments on long-term debt	(2,357)	(2,896)

Net cash flows from financing activities	2,634	(3,788)

Net Increase (Decrease) In Cash And Cash Equivalents	(14,417)	45
Cash And Cash Equivalents—Beginning	112,020	20,084

Cash And Cash Equivalents—End	$97,603	$20,129

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$562	$762

Cash paid for taxes	$3,104	$1,238

Cash refunded for taxes	$—	$542

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$3,655	$1,828

The accompanying notes are an integral part of these consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2008, certain shareholders of the Company completed a secondary offering in which 4.9 million shares of the Company’s common stock was sold at a price of $18.00 per share. The Company did not sell any shares of its common stock and received no proceeds from the secondary offering. The Company paid approximately $0.6 million of certain expenses related to the offering and recorded the entire amount as other expense in the first quarter 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Statements —The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited condensed consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accompanying statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared on the same basis as the audited condensed consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates —The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of investments, fair value of stock-based awards issued, the allowance for doubtful accounts and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Long-term Investments —The Company considers all investments with remaining time to maturity of one year or more to be long-term investments. At June 30, 2008, the Company’s long-term investments consisted of auction rate securities. The Company did not have any long-term investments at December 31, 2007. The Company’s long-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).

All long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of shareholders’ equity. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on its consolidated statements of operations. The Company did not record an other-than-temporary impairment charge for the three and six months ended June 30, 2008 and June 30, 2007.

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

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at June 30, 2008 and December 31, 2007. As the Company expands into additional markets, the amount of restricted cash pledged to letters of credit may increase.

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

In July 2007, the Company decided to invest in new switch equipment, which replaced existing equipment in February 2008 in its New York location. The new equipment provides greater functionality that improves network efficiency and performance. The equipment that was replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. The expected future cash flows from July 2007 through February 2008 were discounted at 12% to determine the fair value of the equipment that was disposed of. As a result, there was no impairment of the existing switch equipment in New York, however, the Company accelerated the depreciation on the switch equipment. The new equipment in New York became operational during the first quarter of 2008.

In June 2008, the Company decided to invest in new switch equipment in its Michigan and Ohio locations. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. The combined expected future cash flows from July 2008 through December 2008 were discounted at 12% to determine the fair value of the equipment to be disposed. As a result, the Company recorded a charge of approximately $0.2 million related to the combined asset impairment. In both markets, the new equipment will be installed and is expected to become operational in December 2008. The Company assumes no salvage value for disposal of the old switch equipment. The entire impairment amount was recorded in the second quarter of 2008. The Company will continue to use the old switch equipment until December 2008 when the Company expects the new equipment to be operational.

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

Freestanding Convertible Preferred Stock Warrants —Upon the closing of the Company’s initial public offering (IPO) in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). As a result, in November 2007 the then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of shareholders’ equity (deficit), and the Company ceased to record any further periodic fair value adjustments.

The Company recorded $1.6 million in the six months ended June 30, 2007 for the change in fair value of warrants, a component of other (income) expense, to reflect the decrease in fair value during that period.

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

Revenue Recognition —The Company generates revenue from sales of its tandem interconnection services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony.

Accounting for Legal Costs Expected to Be Incurred In Connection with a Loss Contingency —The Company includes an estimate of future legal fees to be incurred in connection with the resolution of vendor disputes when a loss contingency is initially determined. The estimate is consistent with SFAS No. 5, Accounting for Contingencies.

Network and Facilities Expense —The Company’s network and facilities expenses include transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. The Company does not defer any costs associated with the start-up of new switch locations and does not capitalize any costs.

Network transport costs typically occur on a repeating monthly basis, which the Company refers to as recurring costs, or on a one-time basis, which the Company refers to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by the Company to interconnect its customers. As the Company’s traffic increases, it must utilize additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on the Company’s switch facilities, which expire through May 2018. Additionally, the Company pays the cost of all the utilities for all of its switch locations.

The largest component of other costs included within Network and Facilities Expense relates to charges paid to utilize ILEC services. The Company incurs some monthly charges from the ILECs as it diversifies its network and provides alternative routes to complete the customers’ traffic. In some cases, the Company may not have sufficient capacity of network transport lines installed or available in its network to handle the volume of traffic destined for a particular customer. In this case, it will incur charges, generally temporarily, in order to maintain a high quality of service.

Operations Expenses —The Company’s operations expenses include payroll and benefits for both switch location personnel as well as individuals located at the corporate office who are directly responsible for maintaining and expanding the switch network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies.

Earnings Per Share —Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include stock options, convertible warrants,

Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. Upon closing of the IPO, all shares of Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock converted into 18,000,230 shares of common stock. Furthermore, on February 25, 2008, the Company issued a total of 356,921 shares of common stock in full satisfaction of all outstanding warrants.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income applicable to common stockholders, as reported	$5,644	$804	$9,667	$2,479
Denominator:
Weighted average common shares outstanding	31,771	5,319	31,432	5,319
Effect of dilutive securities:
Stock options	1,439	1,136	1,589	1,315
Warrants	0	0	109	0
Series A Preferred Stock	0	9,000	0	9,000
Series B-1 Preferred Stock	0	5,737	0	5,737
Series B-2 Preferred Stock	0	1,353	0	1,353
Series C Preferred Stock	0	1,910	0	1,910

Denominator for diluted earnings per share	33,210	24,455	33,130	24,634

Net earnings per share:
Basic - as reported	$0.18	$0.15	$0.31	$0.47

Diluted - as reported	$0.17	$0.03	$0.29	$0.10

For purposes of calculating the 2007 diluted earnings per share, the Company has excluded the impact of warrants on weighted average shares as the cash settlement method results in a more dilutive impact on the calculation. Options to purchase 1,386,000, 909,000, 1,386,000 and 900,000 shares of common stock at a weighted-average price of $17.93, $3.75, $17.93 and $3.74 per share were outstanding during the three months ended June 30, 2008 and June 30, 2007 and the six months ended June 30, 2008 and June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Stock-Based Compensation —The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended June 30, 2008 and June 30, 2007, is $0.8 million and $0.2 million, respectively. The amount of share-based expense recorded in the six months ended June 30, 2008 and June 30, 2007, is $1.0 million and $0.4 million, respectively.

Income Taxes —The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

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

Recent Accounting Pronouncements —In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to use fair value to measure its eligible items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 11 Investments and Fair Value Measurements.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2008 and December 31, 2007, consist of the following:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Switch equipment	$53,067	$46,745
Construction in process	4,522	5,385
Computer software	1,227	1,156
Computer equipment	1,350	1,237
Tools and test equipment	407	354
Furniture and fixtures	330	310
Leasehold improvements	2,226	1,205

	63,129	56,392
Less accumulated depreciation	(20,929)	(18,982)

Property and equipment-net	$42,200	$37,410

4.	RECEIVABLES

Receivables as of June 30, 2008 and December 31, 2007 consists of the following:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Billed receivables	$11,257	$10,252
Unbilled receivables	1,933	1,839
Other receivables	1,740	13

	14,930	12,104
Less allowance for doubtful accounts	—	—

Receivables—net of allowance for doubtful accounts	$14,930	$12,104

The Company invoices customers for services occurring through the 24th of each month. The Company accrues revenue each month for services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle.

At June 30, 2008, other receivables include $1.6 million of federal and state tax prepayments.

5.	DEBT

In May 2004, the Company entered into an equipment loan and security agreement with an affiliate of Western Technology Investment (WTI) that provided for aggregate borrowings of up to $4.0 million for the Company’s capital purchases through July 31, 2004. The Company borrowed $3.0 million and $1.0 million against this facility in May and July of 2004, respectively. Borrowings were payable in 36 monthly installments and bore interest at prime plus 3.005% (7.0% and 7.3% at May and July 2004, respectively), plus a final payment equal to 8.14% of the principal amount of such borrowings.

The agreement was amended in December 2004 to allow for an additional $5.5 million of borrowings of which $2.8 million was drawn that month and the balance was drawn in August of 2005. The December 2004 borrowing was payable in 36 monthly installments and bore interest at prime plus 1.25% (6.5% at the date of issuance) with a final payment equal to 9.3% of the principal amount borrowed. The August 2005 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (7.5% at the date of issuance) with a final payment equal to 9.3% of the principal amount borrowed.

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

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model. The Company utilized the full term of the warrants as their expected life. The range of expected life ranges from less than one year to 7.5 years. The risk-free rate assumption ranged from 3.69% to 5.12%. Volatility of the Company’s underlying preferred convertible stock was utilized which ranges from 55.5% to 72.1%.

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

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000. This amount has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense in the three and six months ended June 30, 2008 and 2007 were $21,000, $39,000, $49,000 and $77,000, respectively.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ending June 30, 2008 and December 31, 2007, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At June 30, 2008 there was $419,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount was required, and made, in March 2008	$—	$249
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	420	902
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	975	1,395
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	1,115	1,528
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	1,327	1,729
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	1,531	1,924
Less—discount on debt associated with the issuance of warrants	(96)	(147)

Total long-term debt	5,272	7,580
Less—current installments	(3,816)	(4,384)

Long-term debt—excluding current installments	$1,456	$3,196

Total principal repayments required for each of the next four years under all long-term debt agreements are summarized as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
2008	$2,120	$4,479
2009	3,013	3,013
2010	235	235

Total principal repayments	$5,368	$7,727

6.	PREFERRED STOCK

In November 2007, in connection with its IPO, the Company authorized 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series, and to fix the voting powers, preferences, of the shares of each such series. At June 30, 2008, the Company did not have any shares of preferred stock issued and outstanding.

7.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

Voting —Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends —Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock.

Liquidation —In the event of any liquidation, dissolution or winding up of the Company, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of any outstanding preferred stock, holders of all common stock shares, including converted preferred stock, are entitled to receive all of the remaining assets of the Company of whatever kind available for distribution to shareholders ratably in proportion to the number of shares of common stock held by them respectively.

In April 2008, certain shareholders of the Company completed a secondary offering in which 4.9 million shares of the Company’s common stock was sold at a price of $18.00 per share. The Company did not sell any shares of its common stock and received no proceeds from the secondary offering. The Company paid approximately $0.6 million of certain expenses related to the offering and recorded the entire amount as other expense in the first quarter 2008.

8.	LEGAL PROCEEDINGS

From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Level 3. In February 2007, Level 3 notified the Company that Level 3 was terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company has the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of the Company’s third party carrier customers. The Company also asserted in these proceedings that the Company has the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. During the proceedings, the Company continued to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states accounted for approximately 5.3% of the Company’s total traffic during the first six months of 2008. The Company also discontinued terminating traffic to Level 3 in certain other states.

On June 9, 2008, the Company entered into a settlement agreement with Level 3 pursuant to which the parties agreed to withdraw or dismiss, as appropriate, all of their pending disputes being heard before various regulatory bodies and courts. Concurrent with the execution of the settlement agreement, the Company entered into a direct connection agreement with Level 3 pursuant to which Level 3 will accept transit traffic from the Company.

For more information on the history of these disputes, please refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Verizon. The Company is considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which the Company feels is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

9.	INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 36.5% for the six months ended June 30, 2008, compared to 48.7% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 34% primarily due to the impact of state income taxes and Illinois EDGE credit tax benefit.

The IRS commenced an examination of the federal income tax return the Company filed for the year 2005 and completed the examination during the second quarter. The IRS had no proposed adjustments to the Company’s 2005 income tax return.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Upon adoption and at June 30, 2008 the Company did not recognize any adjustments for unrecognized income tax benefits.

10.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provides for issuance of up to 1,600,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock under the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing its IPO, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of June 30, 2008, the Company had granted a total of 2,573,525 options that remained outstanding under the 2003 Plan.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017. At June 30, 2008, the Company had granted a total of 1,387,000 options that remained outstanding under the 2007 Plan and awards for 1,486,613 shares, representing approximately 4.7% of the Company’s outstanding common stock as of June 30, 2008, remained available for additional grants under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. At June 30, 2008, the Company did not estimate any forfeitures as it has not had any material forfeitures and does not anticipate material forfeitures in the near future. Actual results, and future changes in estimates, may differ substantially from current estimates.

The Company follows the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan and the 2007 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2007 and the second quarter of fiscal 2008:

Grant Date	Number of Stock Options Issued	Weighted average Exercise Price of One Share of Common Stock
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91

Total	1,596,600

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for the six months ended June 30, 2008 and for the year ended December 31, 2007 with the following assumptions:

	June 30, 2008	December 31, 2007
Expected life	6.4 - 6.5 years	7.7 - 10 years
Risk-free interest rate range	3.0% - 3.7%	3.8% - 4.9%
Expected dividends	—	—
Volatility	41.9% - 42.9%	39.6% - 40.1%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 42.9% at June 30, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and June 30, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.46 and $2.47 for the six months ended June 30, 2008 and 2007, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2008 and 2007 was approximately $0.4 million during each period.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2005	1,149	$0.29
Granted	2,355	2.18
Exercised	(83)	3.13
Cancelled	(29)	0.53

Options outstanding—December 31, 2006	3,392	$1.53
Granted	228	6.75
Exercised	(265)	0.34
Cancelled	(27)	2.26

Options outstanding—December 31, 2007	3,328	$1.98
Granted	1,369	17.91
Exercised	(666)	0.93
Cancelled	(71)	3.07

Options outstanding—June 30, 2008	3,960	$7.64	$47,009	8.4

Vested or expected to vest-June 30, 2008	3,960	$7.64	$47,009	8.4

Exercisable-June 30, 2008	1,121	$1.64	$20,027	7.4

The unrecognized compensation cost associated with options outstanding at June 30, 2008 and December 31, 2007 was $13.2 million and $2.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.3 years and 2.8 years as of June 30, 2008 and December 31, 2007, respectively.

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale Investments

At December 31, 2007, the Company had no investment in securities. The following is a summary of available-for-sale investments as of June 30, 2008 (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$24,250	$—	$(1,128)	$23,122

Total available-for-sale investments	$24,250	$—	$(1,128)	$23,122

The following is a summary of the carrying values and balance sheet classification as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Reported as:
Cash equivalents	$97,292	$112,020
Long-term investments	23,122	—
Short-term restricted cash	419	419

Total	$120,833	$112,439

As of June 30, 2008, we had $90.1 million invested in one money market mutual fund.

As of June 30, 2008, the Company held approximately $23.1 million of municipal note investments with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP) and are currently rated AAA/Aaa by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which ranges from 23 years to 31 years, the Company has classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of June 30, 2008, and the Company recorded an unrealized non-cash loss of $1.1 million during the first half of 2008 related to investments on auction rate securities.

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

The majority of the Company’s cash equivalents and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and certificate of deposits.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities, or ARS. As a result of auction failures related to these securities in the first half of 2008, these market inputs were not available as of June 30, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

Fair value hierarchy of the Company’s marketable securities in connection with its adoption of SFAS No. 157 (in thousands):

	June 30, 2008
	Level I	Level II	Level III	Total
Money market funds	$90,096	$—	$—	$90,096
Certificates of deposit	7,196	—	—	7,196
Auction rate securities	—	—	23,122	23,122

Total Marketable Securities	$97,292	$—	$23,122	$120,414

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive (loss) in the accompanying consolidated balance sheets under shareholder’s Equity. Unrealized losses associated with Level III financial instruments were approximately $1.1 million in the six months ended June 30, 2008.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the six months ended June 30, 2008 (in thousands):

	December 31, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 30, 2008
				Realized	Unrealized
Auction rate securities	—	$24,250	$—	—	$(1,128)	$23,122

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, unrealized holding losses on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net unrealized holding loss on available-for-sale investments, net of tax	$(454)	$—	$(693)	$—

Total other accumulated comprehensive loss	$(454)	$—	$(693)	$—

The following table reconciles net income to comprehensive income for the periods ended June 30, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$5,644	$804	$9,667	$2,479
Other comprehensive loss	(454)	—	(693)	—

Total comprehensive income	$5,190	$804	$8,974	$2,479

13.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Therefore, the Company has concluded that it has only one operating segment. Although the Company services different customer groups, it does not maintain separate product lines. All of the Company’s revenues are generated within the United States.

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

We have signed agreements with major competitive carriers and non-carriers and we operate in 82 markets as of June 30, 2008. During the second quarter of 2008, our network carried 14.2 billion minutes of traffic. As of June 30, 2008, our network was capable of connecting calls to an estimated 346 million telephone numbers assigned to carriers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

For the three month period ended June 30, 2008, we increased revenue to $28.6 million, an increase of 39.5%, compared to $20.5 million for the three month period ended June 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 14.2 billion minutes processed in the three months ended June 30, 2008 from 9.8 billion minutes processed in the three months ended June 30, 2007, an increase of 44.9%. For the three month period ended June 30, 2008, our income from operations was $8.4 million compared to $4.1 million for the three month period ended June 30, 2007. For the three month period ended June 30, 2008, our net income was $5.6 million compared to $0.8 million for the three month period ended June 30, 2007.

For the six month period ended June 30, 2008, we increased revenue to $54.8 million, an increase of 43.8%, compared to $38.1 million for the six month period ended June 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 27.1 billion minutes processed in the six months ended June 30, 2008 from 18.5 billion minutes processed in the six months ended June 30, 2007, an increase of 46.5%. For the six month period ended June 30, 2008, our income from operations was $14.6 million compared to $7.0 million for the six month period ended June 30, 2007. For the six month period ended June 30, 2008, our net income was $9.7 million compared to $2.5 million for the six month period ended June 30, 2007.

Financial Operation Overview

Revenue

We generate revenue from the sale of our tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers or our tariff. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue (in thousands)	$28,578	$20,507	$54,804	$38,123
Minutes of Use Billed (In millions)	14,222	9,826	27,081	18,463
Average fee per billed minute	$0.0020	$0.0021	$0.0020	$0.0021

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers, or a customer using a different interconnection provider.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 18 additional markets we added during the first six months of 2008 and the 30 additional markets added in 2007 as financially attractive, the rates we charge in those markets are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

Our service solution incorporates other components beyond switching. In addition to switching, we often provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per minute fees are intended to incorporate all of these services.

While generally not seasonal in nature, our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers or the loss of a customer, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly.

Operating Expense

Operating expenses consists of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain or loss on the disposal of fixed assets. Personnel related costs are the most significant component as we grew to 131 employees at June 30, 2008 from 122 employees at June 30, 2007.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring costs, or on a one-time basis, which we refer to as non-recurring costs. Recurring costs primarily include monthly usage charges from telecommunication carriers, related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must utilize additional circuits. Non-recurring costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through May 2018. Additionally, we pay the cost of all the utilities for all of our switch locations.

The largest component of our other costs included within Network and Facilities Expense relates to charges we pay to utilize the ILEC services. We incur some monthly charges from the ILECs as we diversify our network and provide alternative routes to complete our customers’ traffic. In some cases, we may not have sufficient capacity of network transport lines installed, or available, in our own network to handle the volume of traffic destined for a particular customer. In this case, we will incur these charges, generally temporarily, in order to maintain a high quality of service. We attempt to minimize these charges by managing our network, recognizing when additional capacity is required and working with our customers to augment the transport capacity required between our network and theirs.

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

Change in fair value of warrants. Freestanding warrants related to preferred shares that were conditionally redeemable were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the closing of our IPO in November 2007, warrants to purchase shares of our convertible preferred stock became warrants to purchase shares of our common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). At that time, the then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of shareholders’ equity, and we ceased to record any further periodic fair value adjustments. On February 21, 2008 all outstanding warrants were exercised. Pursuant to the terms of the warrants Venture Lending and Leasing IV, Inc., the holder of the warrants, elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to Venture Lending and Leasing IV, Inc., an affiliate of Western Technology Investment, in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents or non-current investments.

Other Expense. Other expense consists of expenses incurred in connection with the secondary offering by certain of our shareholders completed in April 2008.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We generate revenue from sales of our tandem interconnection services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony companies.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. At June 30, 2008, we do not have any allowance for doubtful accounts. We wrote-off less than $0.1 million of customer receivables during the first six months of 2008 related to a customer that filed for Chapter 11 bankruptcy protection.

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

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At June 30, 2008, our disputed charges accrual was approximately $1.4 million. Of this amount, $0.4 million is related to one dispute. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition. For the six months ended June 30, 2008, the Company did not recognize any adjustments for unrecognized income tax benefits or expense.

Stock-Based Compensation

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

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 42.9% at June 30, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and June 30, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

Legal Contingencies

We are currently involved in various claims and legal proceedings. We review the status of each significant matter quarterly and assess our financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Long-term Investments

We consider all investments with remaining time to maturity of one year or more to be long-term investments. At June 30, 2008, our long-term investments consisted of auction rate securities. We had no auction rate securities at December 31, 2007. Our long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of shareholders’ equity. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred.

We determine fair value in accordance with SFAS No. 157, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure our investments and marketable securities at fair value.

The majority of our cash equivalents and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes our money market funds and certificate of deposits.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes our auction rate securities, or ARS. As a result of auction failures related to these securities in the first half of 2008, these market inputs were not available as of June 30, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of our investment in ARS as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on our consolidated statements of operations. No other-than-temporary impairment charges were recorded to our consolidated statements of operations for the six months ended June 30, 2008 and 2007.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Revenue	$28,578	$20,507	$54,804	$38,123
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	9,386	6,898	18,496	13,218
Operations	4,125	4,669	8,197	8,380
Sales and marketing	451	405	995	843
General and administrative	3,194	2,354	6,212	3,906
Depreciation and amortization	2,823	2,222	6,086	4,971
Impairment of fixed assets	195	—	195	—
Loss (gain) on disposal of fixed assets	—	(142)	—	(161)

Total operating expense	20,174	16,406	40,181	31,157

Income from operations	8,404	4,101	14,623	6,966

Other (income) expense
Interest expense, including debt discount of $21, $39, $49 and $77, respectively	250	439	549	923
Interest income	(799)	(210)	(1,697)	(417)
Other expense	—	—	550	—
Change in fair value of warrants		1,641		1,631

Total other (income) expense	(549)	1,870	(598)	2,137

Income before income taxes	8,953	2,231	15,221	4,829
Provision for income taxes	3,309	1,427	5,554	2,350

Net income	$5,644	$804	$9,667	$2,479

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue increased to $28.6 million in the three months ended June 30, 2007 from $20.5 million in the three months ended June 30, 2007, an increase of 39.5%. The increase in revenue was primarily due to an increase of minutes of use to 14.2 billion minutes processed in the three months ended June 30, 2008 from 9.8 billion minutes processed in the three months ended June 30, 2007, an increase of 44.9%. The number of minutes carried over our network as a result of further penetration of current markets and customers, as well as the entry into 35 new markets since June 30, 2007.

Operating Expenses. Operating expenses for the three months ended June 30, 2008 of $20.2 million increased $3.8 million, or 23.2%, from $16.4 million for the three months ended June 30, 2007. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $9.4 million in the three months ended June 30, 2008, or 32.9% of revenue, from $6.9 million in the three months ended June 30, 2007, or 33.7% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 410 switch locations to 1,111 switch locations at June 30, 2008 from 701 switch locations at June 30, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of June 30, 2008 grew to 30 compared to 22 switch locations at June 30, 2007.

Operations Expenses. Operations expenses decreased to $4.1 million in the three months ended June 30, 2008, or 14.3% of revenue, from $4.7 million in the three months ended June 30, 2007, or 22.9% of revenue. The decrease in our operations expenses is primarily due to a decrease of $1.3 million in lower professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Part II, Item 1. “Legal Proceedings.” This decrease in operations expenses was partially offset by an increase of $0.7 million in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $0.5 million in the three months ended June 30, 2008, or 1.7% of revenue, compared to $0.4 million in the three months ended June 30, 2007, or 2% of revenue.

General and Administrative Expense. General and administrative expense increased to $3.2 million in the three months ended June 30, 2008, or 11.2% of revenue, compared with $2.4 million in the three months ended June 30, 2007, or 11.7% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.4 million in professional fees related to regulatory proceedings with Level 3 Communications, LLC, See Part II, Item 1. “Legal Proceedings,” along with an increase of $0.4 million in payroll and benefits.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $2.8 million in the three months ended June 30, 2008, or 9.8% of revenue, compared to $2.2 million in the three months ended June 30, 2007, or 10.7% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.1 million was recorded in the three months ended June 30, 2008 related to the conversion of new switch equipment in our Michigan and Ohio locations.

Impairment of Fixed Assets. Impairment of fixed assets was approximately $0.2 million for the three months ended June 30, 2008 compared to no impairment of fixed assets for the three months ended June 30, 2007. In June of 2008, we decided to invest in new switch equipment in our Michigan and Ohio locations. The new equipment is in the process of being installed and is expected to become operational in December 2008. As a result of this decision, the old switch equipment in Michigan and Ohio will no longer be utilized. We assumed no salvage value for disposal of the old switch equipment. The carrying value of the equipment to be disposed of in Michigan and Ohio on June 30, 2008 is $0.9 million. The Company will continue to use the old switch equipment until December 2008 when we expect the new equipment to be operational.

Gain on disposal of fixed assets. In the three months ended June 30, 2008, we did not have any gain or loss on disposal of equipment. In the second quarter of 2007, we disposed of equipment that resulted in a net gain of approximately $0.1 million.

Other (Income) Expense. Other income of $0.5 million for the three months ended June 30, 2008 increased $2.4 million compared to other expense of $1.9 million for the three months ended June 30, 2007. The increase in other income is a result of the increase in investment income, decrease in interest expense associated with debt and the decrease in the change in fair value of warrants.

Provision for Income Taxes. Provision for income taxes of $3.3 million for the three months ended June 30, 2008 increased by $1.9 million compared to $1.4 million for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 and June 30, 2007 was 36.7% and 63.6%, respectively. The higher effective tax rate of 63.6% for the three months ended June 30, 2007 is primarily due to the $1.6 million charge in the period for the charge in fair value of warrants which is non-deductible for tax purposes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue was $54.8 million for the six months ended June 30, 2008, an increase of $16.7 million, or 43.8%, from $38.1 million for the six months ended June 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 27.1 billion minutes processed in the six months ended June 30, 2008 from 18.5 billion minutes processed in the six months ended June 30, 2007, an increase of 46.5%.

The number of markets in which we operate increased to 82 at June 30, 2008 from 47 at June 30, 2007. The average fee per minute for the six months June 30, 2008 of $0.0020 decreased slightly from an average fee per minute of $.0021 for the same period in 2007.

Operating Expenses. Operating expenses were $40.2 million for the six months ended June 30, 2008, an increase of $9.0 million from $31.2 million for the six months ended June 30, 2007, or 73.4% and 81.9% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses were $18.5 million for the six months ended June 30, 2008, or 33.8% of revenue, an increase from $13.2 million for the six months ended June 30, 2007, or 34.6% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 410 switch locations to 1,111 switch locations at June 30, 2008 from 701 switch locations at June 30, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of June 30, 2008 grew to 30 compared to 22 switch locations at June 30, 2007.

Operations Expenses. Operations expenses were $8.2 million for the six months ended June 30, 2008, or 15% of revenue, a decrease of $0.2 million compared to $8.4 million for the six months ended June 30, 2007, or 22% of revenue. The decrease in our operations expenses is primarily due to a decrease of $2.0 million in lower professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Part II, Item 1. “Legal Proceedings.” This decrease in operations expenses was partially offset by an increase of $1.2 million in payroll and benefits, due to an increase in the number of switch location personnel, along with an increase of $0.6 million due to higher switch repair, maintenance and insurance expenses.

Sales and Marketing Expense. Sales and marketing expense was $1.0 million for the six months ended June 30, 2008, or 1.8% of revenue, an increase from $0.8 million for the six months ended June 30, 2007, or 2.1% of revenue.

General and Administrative Expense. General and administrative expense increased to $6.2 million in the six months ended June 30, 2008, or 11.3% of revenue, from $3.9 million for the six months ended June 30, 2007, or 10.2% of revenue. The increase in our general and administrative expense is primarily due to an increase of $1.4 million in professional fees related to regulatory proceedings with level3 Communications, LLC, See Part II, Item 1. “Legal Proceedings,” along with an increase of $0.9 million in payroll and benefits.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $6.1 million in the six months ended June 30, 2008, or 11.1% of revenue, compared to $5.0 million in the six months ended June 30, 2007, or 13.1% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.1 million and $0.9 million was recorded in the six months ended June 30, 2008 and 2007, respectively, which was related our conversion to new switch equipment in our Michigan and Ohio locations in 2008 and our Georgia and Florida locations in 2007.

Impairment of Fixed Assets. Impairment of fixed assets was approximately $0.2 million for the six months ended June 30, 2008 compared to no impairment of fixed assets for the six months ended June 30, 2007. In June of 2008, we decided to invest in new switch equipment in our Michigan and Ohio locations. The new equipment is in the process of being installed and is expected to become operational in December 2008.

Loss (gain) on disposal of fixed assets. We sold equipment in January and May of 2007 in which we received a total of approximately $0.2 million. The equipment did not have any carrying value at the time of sale. In March 2007 and June 2007, we disposed of equipment that resulted in a loss of approximately $0.1 million.

Other (Income) Expense. Other income was $0.6 million in the six months ended June 30, 2008, an increase of $2.7 million compared to other expense of $2.1 million for the six months ended June 30, 2007. The increase in investment income and decrease in interest expense associated with debt and decrease in the change in fair value of warrants was partially offset by the costs we incurred in connection with a demand registration by certain of our shareholders that was consummated in the closing of a secondary offering of our common stock by certain selling shareholders in April 2008.

Provision for Income Taxes. Provision for income taxes was $5.6 million for the six months ended June 30, 2008, an increase of $3.2 million compared to $2.4 million for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 and June 30, 2007 was 36.8% and 50%, respectively. The higher effective tax rate of 50% for the six months ended June 30, 2007 is primarily due to the $1.6 million charge in the period for the change in fair value of warrants which is non-deductible for tax purposes.

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007
Working capital	$97,069	$111,106
Cash and cash equivalents	97,603	112,020
Long-term investments	23,122	—
Restricted cash	419	419

	Six Months Ended
	June 30, 2008	June 30, 2007
Net cash flows from operating activities	$15,080	$11,719
Net cash flows from investing activities	(32,131)	(7,886)
Net cash flows from financing activities	2,634	(3,788)

At December 31, 2007, we had $112.0 million in cash and cash equivalents and $0.4 million in restricted cash. In comparison, at June 30, 2008, we had $97.6 million in cash and cash equivalents, $23.1 million in long term investments and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds and long-term investments consist of auction rate securities. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit.

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

We experienced positive cash flows from operations of $15.1 million in the first six months of 2008. We generated net income for the period of $9.7 million, and we had non-cash charges of $7.4 million consisting primarily of depreciation and amortization and stock-based compensation expense. Receivables, other current assets and other non-current assets decreased by $2.9 million. Accounts payable increased by $2.0 million, accrued liabilities decreased by $1.3 million due to payments made during the period and non-current liabilities increased by $0.2 million.

In the first six months of 2007, we generated positive cash from operations of $11.7 million. We generated net income for the period of $2.5 million and had non-cash charges of $7.6 million consisting primarily of depreciation and amortization, stock-based compensation expense and change in the fair value of warrants. Receivables and other current assets increased by $1.9 million while other non-current assets decreased by $0.1 million. This was offset by an increase in accounts payable, accrued liabilities and non-current liabilities of $3.6 million.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the timing of purchases and redemptions of long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Net cash used in investing activities for the six months ended June 30, 2008 was $32.1 million and primarily represented net use of funds from the purchase of investments in the period of $25.1 million and the additions to property, plant and equipment of $7.9 million partially offset by the proceeds from the investment redemption of $0.9 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $7.9 million and was comprised of additions to property, plant and equipment of $8.1 million partially offset by the proceeds from equipment sales of $0.2 million.

In the next twelve months, capital expenditures are expected to be in the range of approximately $23.0 million to $25.0 million primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

Net proceeds from financing activities for the six months ended June 30, 2008 were $2.6 million and primarily related to the issuance of common stock associated with stock options in the period of $5.0 million partially offset by our repayment of $2.4 million of principal on our outstanding debt. Net financing activities for the six months ended June 30, 2007 amounted to the use of $3.8 million which was due to our repayment of principal on outstanding debt of $2.9 million and $0.9 million of costs associated with issuing common stock relating to our IPO in November 2007.

We believe that cash flows form operating activities, including the proceeds from our IPO, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months. We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisitions or strategic opportunities.

Investments

As of June 30, 2008, we held approximately $23.1 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP).

We also invest our excess cash in money market mutual funds whose carrying values approximate market. As of June 30, 2008, we had $90.1 million in cash and cash equivalents invested in one money market mutual fund.

For further discussion of these investments see footnote 11 to the unaudited financial statements – “Investments and Fair Value Measurements” above.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. For further discussion of this equipment loan and security agreement see footnote 5 to the unaudited financial statements – “Debt” above.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended June 30, 2008 and June 30, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

As of June 30, 2008, we held approximately $23.1 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP). We also invest our excess cash in money market mutual funds whose carrying values approximate market values. As of June 30, 2008, we had $90.1 million in cash and cash equivalents invested in one money market mutual fund. For further discussion of these investments see footnote 11 to the unaudited financial statements – “Investments and Fair Value Measurements” above.

None of our indebtedness discussed in footnote 5 to the unaudited financial statements – “Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at June 30, 2008, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. Accordingly, we believe that the consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

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

Level 3. In February 2007, Level 3 notified us that they were terminating two contracts under which we delivered transit traffic to Level 3 in a number of states. That same month, we began filing regulatory proceedings in eight states, asserting that we have the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of our third party carrier customers. We also asserted in these proceedings that we have the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. During the proceedings, we continued to terminate traffic to Level 3 in these eight states. The traffic we terminated to Level 3 in these eight states accounted for approximately 5.3% of our total traffic during the first six months of 2008. We also discontinued terminating traffic to Level 3 in certain other states.

On June 9, 2008, we entered into a settlement agreement with Level 3 pursuant to which the parties agreed to withdraw or dismiss, as appropriate, all of their pending disputes being heard before various regulatory bodies and courts. Concurrent with the execution of the settlement agreement, we entered into a direct connection agreement with Level 3 pursuant to which Level 3 will accept transit traffic from us.

For more information on the history of these disputes, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and our Annual Report on Form 10-K for the year ended December 31, 2007.

Verizon. We are considering initiating an arbitration proceeding against Verizon regarding a billing dispute of approximately $1.8 million. The dispute originates from an invoice which we feel is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.

If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

Once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce a patent issued to us (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. We believe that defendants’ allegations have no merit and intend to vigorously defend ourselves against these counterclaims.

In addition, we are updating the risk factor included in the Annual Report on Form 10-K for the year ended December 31, 2007 under the heading, “Regulatory developments could negatively impact our business” to read as follows:

Regulatory developments could negatively impact our business.

The communications services industry is highly regulated by the federal government and the individual states. While the pricing of our services is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers’, or ILECs’, transit services, which generally sets the benchmark for the prices of competitive services that we offer. To the extent that the ILEC transit rates are reduced, it could have an adverse impact on us.

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

The FCC currently does not actively regulate the services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should more actively regulate our services, the FCC could limit the rates we charge or require us to change other terms or conditions of our service offerings. For example, in 2001 the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that require one carrier to make payments to another carrier for access to the other’s network. As part of that docket, on July 24, 2006, a group of large and rural local exchange carriers, or LECs, filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which includes provisions regarding tandem transit services. Under the Missoula Plan, tandem transit service would be provided at a rate not to exceed $0.0025 per minute of use for the first four years of the plan, and then increase with inflation. This rate is lower than the rates charged by the ILECs or by us in several of the markets in which we currently operate. Although the FCC has not yet issued a ruling in this docket that directly affects us, on May 2, 2008, the FCC issued a press release requesting that parties wishing to refresh the intercarrier compensation docket do so promptly. It is expected that the FCC, as part of a related matter related to ISP-bound traffic, may issue a comprehensive ruling in the intercarrier compensation docket in November 2008 or thereafter. Independent of or as part of the intercarrier compensation docket, the FCC could make significant changes in the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and this docket would likely address those rights or obligations. If the FCC determines that a terminating carrier may have the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business, as previously disclosed in our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 referenced above.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2008 annual meeting of shareholders was held on May 29, 2008. At the annual meeting, our shareholders elected six directors to the Company’s Board of Directors and ratified the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Following are the results of the election:

Proposal I: Election of six directors to the Board of Directors

	Votes For	Votes Withheld
Rian J. Wren	26,572,640	186,488
James P. Hynes	22,004,623	4,754,505
Dixon R. Doll	26,586,240	172,888
Peter Barris	26,586,240	172,888
Robert C. Hawk	26,586,640	172,488
Lawrence M. Ingeneri	26,586,640	172,488

Proposal II: Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year ending December 31, 2008

Votes for	26,695,529
Votes against	61,761
Abstentions	1,838

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: August 12, 2008	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer
(Principal Financial and Accounting Officer)