Form 10-Q
period 2008-09-30
Neutral Tandem Inc
filed 2008-11-12
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, 32,260,615 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$106,280	$112,020
Receivables	16,709	12,104
Deferred tax asset-current	3,040	2,242
Other current assets	1,390	1,016

Total current assets	127,419	127,382
Property and equipment—net	42,570	37,410
Restricted cash	419	419
Investments and other assets	19,949	805

Total assets	$190,357	$166,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,272	$575
Accrued liabilities:
Circuit cost	3,538	5,694
Rent	1,176	1,163
Payroll and related items	2,893	1,692
Other	2,363	2,768
Current installments of long-term debt	3,505	4,384

Total current liabilities	15,747	16,276
Other liabilities	570	527
Deferred tax liability-noncurrent	4,214	2,095
Long-term debt—excluding current installments	698	3,196

Total liabilities	21,229	22,094
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 32,165,591 shares and 30,832,939 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	32	32
Warrants	—	6,920
Additional paid-in capital	149,324	132,889
Accumulated other comprehensive loss	(140)	—
Accumulated earnings	19,912	4,081

Total shareholders’ equity	169,128	143,922

Total liabilities and shareholders’ equity	$190,357	$166,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$31,154	$22,617	$85,958	$60,740

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	11,215	8,199	29,711	21,417
Operations	4,288	3,354	12,485	11,734
Sales and marketing	466	392	1,461	1,235
General and administrative	2,801	3,467	9,013	7,373
Depreciation and amortization	3,561	2,795	9,647	7,766
Impairment of fixed assets	—	—	195	—
Loss (gain) on disposal of fixed assets	—	23	—	(138)

Total operating expense	22,331	18,230	62,512	49,387

Income from operations	8,823	4,387	23,446	11,353

Other (income) expense
Interest expense, including debt discount of $22, $30, $73 and $107 respectively	208	395	757	1,318
Interest income	(870)	(222)	(2,567)	(639)
Other expense	—	—	550	—
Change in fair value of warrants	—	681	—	2,312

Total other (income) expense	(662)	854	(1,260)	2,991

Income before income taxes	9,485	3,533	24,706	8,362
Provision for income taxes	3,321	1,561	8,875	3,911

Net income	$6,164	$1,972	$15,831	$4,451

Net income per share:
Basic	$0.19	$0.37	$0.50	$0.84

Diluted	$0.19	$0.08	$0.48	$0.18

Weighted average number of shares outstanding:
Basic	32,009	5,320	31,626	5,320

Diluted	33,312	25,024	33,190	24,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$15,831	$4,451
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	9,647	7,766
Deferred tax	1,408	979
Impairment of fixed assets	195	—
Gain on disposal of fixed assets	—	(138)
Non-cash share-based compensation	2,027	667
Amortization of debt discount	73	107
Changes in fair value of warrants	—	2,312
Tax benefit associated with stock option exercise	(6,492)	—
Changes in assets and liabilities:
Receivables—net	1,887	(3,440)
Other current assets	(374)	(1,418)
Other noncurrent assets	229	25
Accounts payable	1,175	245
Accrued liabilities	(1,347)	6,046
Noncurrent liabilities	43	206

Net cash flows from operating activities	24,302	17,808

Cash Flows From Investing Activities:
Purchase of equipment	(14,480)	(11,462)
Proceeds from sale of equipment	—	218
Increase in restricted cash	—	(22)
Purchase of investments	(25,150)	—
Sale of investments	5,550	—

Net cash flows from investing activities	(34,080)	(11,266)

Cash Flows From Financing Activities:
Cash paid for stock issuance costs	—	(931)
Proceeds from the issuance of common shares associated with stock option exercise	996	10
Tax benefit associated with stock option exercise	6,492	—
Principal payments on long-term debt	(3,450)	(4,195)

Net cash flows from financing activities	4,038	(5,116)

Net Increase (Decrease) In Cash And Cash Equivalents	(5,740)	1,426
Cash And Cash Equivalents—Beginning	112,020	20,084

Cash And Cash Equivalents—End	$106,280	$21,510

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$675	$1,063

Cash paid for taxes	$3,201	$2,276

Cash refunded for taxes	$—	$542

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$985	$5,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony providers. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic was through use of the incumbent local exchange carriers, or ILEC’s, tandem switches. Under certain interpretations of the Telecommunications Act of 1996, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Consolidated Financial Statements —The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited condensed consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accompanying statements should be read in conjunction with the audited condensed consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared on the same basis as the audited condensed consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Long-term Investments —The Company considers all investments with remaining time to maturity of one year or more to be long-term investments. At September 30, 2008, the Company’s long-term investments consisted of auction rate securities. The Company did not have any long-term investments at December 31, 2007. The Company’s long-term investments are classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).

All long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of shareholders’ equity. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred.

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on its consolidated statements of operations. The Company did not record an other-than-temporary impairment charge for the three and nine months ended September 30, 2008 and September 30, 2007.

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

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at September 30, 2008 and December 31, 2007. As the Company expands into additional markets, the amount of restricted cash pledged to letters of credit may increase.

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

In June 2008, the Company decided to invest in new switch equipment in its Michigan and Ohio locations. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. The combined expected future cash flows from July 2008 through December 2008 were discounted at 12% to determine the fair value of the equipment to be disposed. As a result, the Company recorded a charge of approximately $0.2 million related to the combined asset impairment. In both markets, the new equipment was installed and become operational in October 2008. The Company assumes no salvage value for disposal of the old switch equipment. The entire impairment amount was recorded in the second quarter of 2008. The Company continued to use the old switch equipment until October 2008 when the new equipment became operational.

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

The Company recorded $2.3 million in the nine months ended September 30, 2007 for the change in fair value of warrants, a component of other (income) expense, to reflect an increase in fair value during that period.

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

Revenue Recognition —The Company generates revenue from sales of its tandem interconnection services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony providers.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income applicable to common stockholders, as reported	$6,164	$1,972	$15,831	$4,451
Denominator:
Weighted average common shares outstanding	32,009	5,320	31,626	5,320
Effect of dilutive securities:
Stock options	1,303	1,704	1,492	1,461
Warrants	—	—	72	—
Series A Preferred Stock	—	9,000	—	9,000
Series B-1 Preferred Stock	—	5,737	—	5,737
Series B-2 Preferred Stock	—	1,353	—	1,353
Series C Preferred Stock	—	1,910	—	1,910

Denominator for diluted earnings per share	33,312	25,024	33,190	24,781

Net earnings per share:
Basic—as reported	$0.19	$0.37	$0.50	$0.84

Diluted—as reported	$0.19	$0.08	$0.48	$0.18

For purposes of calculating the 2007 diluted earnings per share, the Company has excluded the impact of warrants on weighted average shares as the cash settlement method results in a more dilutive impact on the calculation. Options to purchase 1,489,500, 74,950, 1,489,500 and 206,600 shares of common stock at a weighted-average price of $17.95, $8.26, $17.95 and $5.63 per share were outstanding during the three months ended September 30, 2008 and September 30, 2007 and the nine months ended September 30, 2008 and September 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Stock-Based Compensation —The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123(R), Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended September 30, 2008 and September 30, 2007, is $1.0 million and $0.2 million, respectively. The amount of share-based expense recorded in the nine months ended September 30, 2008 and September 30, 2007, is $2.0 million and $0.7 million, respectively.

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

Recent Accounting Pronouncements —In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to use fair value to measure its eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released a FASB Staff Position ( FSP FAS 157-3 —Determining the fair value of a financial asset when the market for that asset is not active) which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 11 Investments and Fair Value Measurements.

Commencing in November 2007, the Company elected to use the simplified method to estimate the expected term for valuation of stock options as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2008 and December 31, 2007, consist of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Switch equipment	$58,233	$46,745
Construction in process	2,168	5,385
Computer software	1,371	1,156
Computer equipment	1,434	1,237
Tools and test equipment	449	354
Furniture and fixtures	335	310
Leasehold improvements	3,070	1,205

	67,060	56,392
Less accumulated depreciation	(24,490)	(18,982)

Property and equipment-net	$42,570	$37,410

4.	RECEIVABLES

Receivables as of September 30, 2008 and December 31, 2007 consist of the following:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Billed receivables	$12,521	$10,252
Unbilled receivables	2,082	1,839
Other receivables	2,106	13

	16,709	12,104
Less allowance for doubtful accounts	—	—

Receivables—net of allowance for doubtful accounts	$16,709	$12,104

The Company primarily invoices customers for services occurring through the 24th of each month. The Company accrues revenue each month for services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle.

At September 30, 2008, other receivables include $1.9 million of federal and state tax prepayments.

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

The Company estimated the fair value of these warrants using the Black-Scholes option pricing model. The Company utilized the full term of the warrants as their expected life. The expected life ranged from less than one year to 7.5 years. The risk-free rate assumption ranged from 3.69% to 5.12%. Volatility of the Company’s underlying preferred convertible stock that was utilized ranged from 55.5% to 72.1%.

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

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000. This amount has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense in the three and nine months ended September 30, 2008 and 2007 were $22,000, $30,000, $73,000 and $107,000, respectively.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ending September 30, 2008 and December 31, 2007, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At September 30, 2008 there was $419,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount was required, and made, in March 2008	$—	$249
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	168	902
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	757	1,395
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	904	1,528
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	1,120	1,729
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	1,328	1,924
Less—discount on debt associated with the issuance of warrants	(74)	(147)

Total long-term debt	4,203	7,580
Less—current installments	(3,505)	(4,384)

Long-term debt—excluding current installments	$698	$3,196

Total principal repayments required for each of the next four years under all long-term debt agreements are summarized as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
2008	$1,029	$4,479
2009	3,013	3,013
2010	235	235

Total principal repayments	$4,277	$7,727

6.	PREFERRED STOCK

In November 2007, in connection with its IPO, the Company authorized 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series, and to fix the voting powers, preferences, of the shares of each such series. At September 30, 2008, the Company did not have any shares of preferred stock issued and outstanding.

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

Level 3. In February 2007, Level 3 notified the Company that Level 3 was terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company has the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of the Company’s third party carrier customers. The Company also asserted in these proceedings that the Company has the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. During the proceedings, the Company continued to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states accounted for approximately 5.2% of the Company’s total traffic during the first nine months of 2008. The Company also discontinued terminating traffic to Level 3 in certain other states.

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

For more information on the history of these disputes, please refer to the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Verizon. The Company is currently in a billing dispute with Verizon of approximately $1.8 million. The dispute originates from an invoice which the Company feels is not owed under the Verizon tariff. There can be no assurance regarding how, whether or when this matter will be resolved. The Company believes that the amount it has reserved is adequate and the outcome would not be material.

9.	INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 35.9% for the nine months ended September 30, 2008, compared to 46.8% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes and Illinois EDGE credit tax benefit.

The IRS commenced an examination of the federal income tax return the Company filed for the year 2005 and completed the examination during the second quarter. The IRS had no proposed adjustments to the Company’s 2005 income tax return.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 has not had any impact on the financial statements.

10.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provides for issuance of up to 1,600,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock under the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing its IPO, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of September 30, 2008, the Company had granted a total of 2,253,888 options that remained outstanding under the 2003 Plan.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017. At September 30, 2008, the Company had granted a total of 1,489,500 options that remained outstanding under the 2007 Plan and awards for 1,384,113 shares, representing approximately 4.3% of the Company’s outstanding common stock as of September 30, 2008, remained available for additional grants under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. At September 30, 2008, the Company did not estimate any forfeitures as it has not had any material forfeitures and does not anticipate material forfeitures in the near future. Actual results, and future changes in estimates, may differ substantially from current estimates.

The Company follows the fair-value method of accounting for stock options under SFAS No. 123(R) to account for the 2003 Plan and the 2007 Plan. Stock-based employee compensation is reflected in the statement of operations. All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2007 and the third quarter of fiscal 2008:

Grant Date	Number of Stock Options Issued	Weighted average Exercise Price of One Share of Common Stock
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23

Total	1,705,600

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for the nine months ended September 30, 2008 and for the year ended December 31, 2007 with the following assumptions:

	September 30, 2008	December 31, 2007
Expected life	6.3 - 6.5 years	7.7 - 10 years
Risk-free interest rate range	3.0% - 3.8%	3.8% - 4.9%
Expected dividends	—	—
Volatility	41.9% - 43.8%	39.6% - 40.1%

During the timeframe leading up to 2006, the Company’s volatility assumption was updated quarterly based upon historical prices of the Fidelity Select Telecommunications “FSTCX” index fund. In 2006, a new method for estimating volatility was adopted. This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 43.8% at September 30, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and September 30, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will adopt its own volatility.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.48 and $3.38 for the nine months ended September 30, 2008 and 2007, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2008 and 2007 was approximately $0.7 million and $0.5 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted-Average Remaining Term (yrs)
Options outstanding—December 31, 2005	1,149	$0.29
Granted	2,355	2.18
Exercised	(83)	3.13
Cancelled	(29)	0.53

Options outstanding—December 31, 2006	3,392	$1.53
Granted	228	6.75
Exercised	(265)	0.34
Cancelled	(27)	2.26

Options outstanding—December 31, 2007	3,328	$1.98
Granted	1,478	17.94
Exercised	(976)	1.02
Cancelled	(80)	4.13

Options outstanding—September 30, 2008	3,750	$8.47	$40,504	8.3

Vested or expected to vest-September 30, 2008	3,750	$8.47	$40,504	8.3

Exercisable-September 30, 2008	1,028	$1.86	$17,892	7.3

The unrecognized compensation cost associated with options outstanding at September 30, 2008 and December 31, 2007 was $13.1 million and $2.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.1 years and 2.8 years as of September 30, 2008 and December 31, 2007, respectively.

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale Investments

At December 31, 2007, the Company had no investment in securities. The following is a summary of available-for-sale investments as of September 30, 2008 (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$19,600	$—	$(227)	$19,373

Total available-for-sale investments	$19,600	$—	$(227)	$19,373

The following is a summary of the carrying values and balance sheet classification as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Reported as:
Cash equivalents	$101,540	$112,020
Long-term investments	19,373	—
Short-term restricted cash	419	419

Total	$121,332	$112,439

As of September 30, 2008, we had $101.5 million invested in one money market mutual fund of which $99.3 is guaranteed under the U.S. Department of the Treasury’s Temporary Guaranty Program.

As of September 30, 2008, the Company held approximately $19.4 million of municipal note investments with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP) and are currently rated AAA/Aaa by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $5.6 million of the securities at par value through issuer redemptions. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which ranges from 23 years to 31 years, the Company has classified these investments as long-term assets on the balance sheet. These securities were valued using a discounted cash flow model that takes into consideration the following factors among others:

•	the anticipated coupon rate for the securities

•	a market-based discount rate

•	an illiquidity premium

•	an anticipated workout period, or the likely timeframe to redemption or liquidation in the open market

These investments were valued at fair value as of September 30, 2008, and the Company recorded an gross unrealized non-cash loss of $0.2 million as of September 30, 2008 related to investments on auction rate securities.

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

The majority of the Company’s cash equivalents and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities, or (ARS). As a result of auction failures related to these securities in the first nine months of 2008, these market inputs were not available as of September 30, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are classified as Level III of the fair value hierarchy.

Fair value hierarchy of the Company’s marketable securities in connection with its adoption of SFAS No. 157 (in thousands):

	September 30, 2008
	Level I	Level II	Level III	Total
Money market funds	$101,540	$—	$—	$101,540
Auction rate securities	—	—	19,373	19,373

Total Marketable Securities	$101,540	$—	$19,373	$120,913

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive (loss) in the accompanying consolidated balance sheets under shareholder’s Equity. Unrealized losses associated with Level III financial instruments were approximately $0.2 million in the nine months ended September 30, 2008.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the nine months ended September 30, 2008 (in thousands):

	December 31, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		September 30, 2008
				Realized	Unrealized
Auction rate securities	—	$19,600	$—	—	$(227)	$19,373

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, unrealized holding losses on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The following table reconciles net income to comprehensive income for the periods ended September 30, 2008 and September 30, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$6,164	$1,972	$15,831	$4,451
Other comprehensive gain (loss)	553	—	(140)	—

Total comprehensive income	$6,717	$1,972	$15,691	$4,451

13.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and broadband telephony providers. Therefore, the Company has concluded that it has only one operating segment. Although the Company services different customer groups, it does not maintain separate product lines. All of the Company’s revenues are generated within the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the impact of current and future regulation affecting the telecommunications industry; technological developments; the effects of competition; natural or man-made disaster; the impact of current or future litigation; the ability to attract, develop and retain executives and other qualified employees; the ability to obtain and protect intellectual property rights; changes in general economic or market conditions; and other important factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our 2007 Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the period ended June 30, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony providers. Competitive carriers use tandem switches to interconnect and exchange traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic was through the use of the incumbent local exchange carriers, or ILEC’s, tandem switches. Under certain interpretations of the Telecommunications Act, ILECs are required to provide tandem switching to competitive carriers. For tandem transit services, ILECs generally set per minute rates and other charges according to mandated rate schedules (including varying rates) set by state public utility commissions. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem.

The proliferation of competitive carriers over the past decade and their capture of an increasing share of subscribers shifted a greater amount of intercarrier traffic to ILEC tandem switches and amplified the complexity of carrier interconnections. This resulted in additional traffic loading of ILEC tandems, lower service quality and substantial costs incurred by competitive carriers for interconnection. A loss of ILEC market share to competitive carriers escalated competitive tensions and resulted in an increased demand for tandem switching.

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

We have signed agreements with major competitive carriers and non-carriers and we operate in 91 markets as of September 30, 2008. During the third quarter of 2008, our network carried 15.9 billion minutes of traffic. As of September 30, 2008, our network was capable of connecting calls to an estimated 372 million telephone numbers assigned to carriers. As the telecommunications market share continues to shift from traditional ILEC access lines to competitive carriers, we believe we will have access to an expanding market. We believe that our neutral tandem network and its size and scale will provide us with opportunities to enter new markets, increase market share with current customers and attract new customers.

For the three month period ended September 30, 2008, we increased revenue to $31.2 million; an increase of 38.1%, compared to $22.6 million for the three month period ended September 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 15.9 billion minutes processed in the three months ended September 30, 2008 from 10.7 billion minutes processed in the three months ended September 30, 2007, an increase of 48.6%. For the three month period ended September 30, 2008, our income from operations was $8.8 million compared to $4.4 million for the three month period ended September 30, 2007. For the three month period ended September 30, 2008, our net income was $6.2 million compared to $2.0 million for the three month period ended September 30, 2007.

For the nine month period ended September 30, 2008, we increased revenue to $86.0 million; an increase of 41.7%, compared to $60.7 million for the nine month period ended September 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 42.9 billion minutes processed in the nine months ended September 30, 2008 from 29.2 billion minutes processed in the nine months ended September 30, 2007, an increase of 46.9%. For the nine month period ended September 30, 2008, our income from operations was $23.4 million compared to $11.4 million for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2008, our net income was $15.8 million compared to $4.5 million for the nine month period ended September 30, 2007.

Financial Operation Overview

Revenue

We generate revenue from the sale of our tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers or our tariff. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue (in thousands)	$31,154	$22,617	$85,958	$60,740
Minutes of use billed (in millions)	15,855	10,745	42,936	29,208
Average fee per billed minute	$0.0020	$0.0021	$0.0020	$0.0021

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers, or a customer using a different interconnection provider.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 27 additional markets we added during the first nine months of 2008 and the 30 additional markets added in 2007 as financially attractive, the rates we charge in those markets are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

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

Operating Expense

Operating expenses consists of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, impairment of fixed assets and the gain or loss on the disposal of fixed assets. Personnel related costs are the most significant component as we grew to 134 employees at September 30, 2008 from 124 employees at September 30, 2007.

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

The largest component of our other costs included within Network and Facilities Expense relates to charges we pay to utilize ILEC services. We incur some monthly charges from the ILECs as we diversify our network and provide alternative routes to complete our customers’ traffic. In some cases, we may not have sufficient capacity, or network transport lines, installed, or available, in our own network to handle the volume of traffic destined for a particular customer. In this case, we will incur these charges, generally temporarily, in order to maintain a high quality of service. We attempt to minimize these charges by managing our network, recognizing when additional capacity is required and working with our customers to augment the transport capacity required between our network and theirs.

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit and other accounting costs. The other accounting costs relate to work surrounding compliance with Sarbanes-Oxley.

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

Revenue Recognition

We generate revenue from sales of our tandem interconnection services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month on an accrual basis based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony providers.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. At September 30, 2008, we do not have any allowance for doubtful accounts. We wrote-off less than $0.1 million of customer receivables during the first nine months of 2008 related to a customer that filed for Chapter 11 bankruptcy protection.

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

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At September 30, 2008, our disputed charges accrual was approximately $1.2 million. Of this amount, $0.4 million is related to one dispute. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition. For the nine months ended September 30, 2008, the Company did not recognize any adjustments for unrecognized income tax benefits or expense.

Stock-Based Compensation

We currently record stock-based compensation expense in connection with any grant of options to our employees and independent contractors. We record stock-based compensation expense associated with our stock options in accordance with SFAS No. 123(R), Share-Based Payment, which requires us to calculate the expense associated with our stock options by determining the fair value of the options.

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

This method focuses specifically on the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 43.8% at September 30, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and September 30, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will determine when it is appropriate to adopt its own volatility.

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

Long-term Investments

We consider all investments with remaining time to maturity of one year or more to be long-term investments. At September 30, 2008, our long-term investments consisted of auction rate securities. We had no auction rate securities at December 31, 2007. Our long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

The majority of our cash equivalents and investment instruments are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes our money market funds.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes our auction rate securities, or ARS. As a result of auction failures related to these securities in the first nine months of 2008, these market inputs were not available as of September 30, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of our investment in ARS as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the fair value and record the related write-down as an investment loss on our consolidated statements of operations. No other-than-temporary impairment charges were recorded to our consolidated statements of operations for the nine months ended September 30, 2008 and 2007.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Revenue	$31,154	$22,617	$85,958	$60,740
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	11,215	8,199	29,711	21,417
Operations	4,288	3,354	12,485	11,734
Sales and marketing	466	392	1,461	1,235
General and administrative	2,801	3,467	9,013	7,373
Depreciation and amortization	3,561	2,795	9,647	7,766
Impairment of fixed assets	—	—	195	—
Loss (gain) on disposal of fixed assets	—	23	—	(138)

Total operating expense	22,331	18,230	62,512	49,387

Income from operations	8,823	4,387	23,446	11,353

Other (income) expense
Interest expense, including debt discount of $22, $30, $73 and $107, respectively	208	395	757	1,318
Interest income	(870)	(222)	(2,567)	(639)
Other expense	—	—	550	—
Change in fair value of warrants	—	681	—	2,312

Total other (income) expense	(662)	854	(1,260)	2,991

Income before income taxes	9,485	3,533	24,706	8,362
Provision for income taxes	3,321	1,561	8,875	3,911

Net income	$6,164	$1,972	$15,831	$4,451

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue increased to $31.2 million in the three months ended September 30, 2008 from $22.6 million in the three months ended September 30, 2007, an increase of 38.1%. The increase in revenue was primarily due to an increase of minutes of use to 15.9 billion minutes processed in the three months ended September 30, 2008 from 10.7 billion minutes processed in the three months ended September 30, 2007, an increase of 48.6%. The number of minutes carried over our network increased as a result of further penetration of current markets and customers, as well as the entry into 35 new markets since September 30, 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2008 of $22.3 million increased $4.1 million, or 22.5%, from $18.2 million for the three months ended September 30, 2007. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $11.2 million in the three months ended September 30, 2008, or 35.9% of revenue, from $8.2 million in the three months ended September 30, 2007, or 36.3% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 489 switch locations to 1,238 switch locations at September 30, 2008 from 749 switch locations at September 30, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of September 30, 2008 grew to 30 compared to 24 switch locations at September 30, 2007.

Operations Expenses. Operations expenses increased to $4.3 million in the three months ended September 30, 2008, or 13.8% of revenue, from $3.4 million in the three months ended September 30, 2007, or 15% of revenue. The increase in our operations expenses is primarily due to an increase of $0.5 million in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. Additionally, repairs and maintenance increased $0.3 million and professional fees increased $0.1 million.

Sales and Marketing Expense. Sales and marketing expense increased to $0.5 million in the three months ended September 30, 2008, or 1.6% of revenue, compared to $0.4 million in the three months ended September 30, 2007, or 1.8% of revenue. The increase in sales and marketing expense is primarily due to an increase of $0.1 million in payroll and benefits.

General and Administrative Expense. General and administrative expense decreased to $2.8 million in the three months ended September 30, 2008, or 9% of revenue, compared with $3.5 million in the three months ended September 30, 2007, or 15.5% of revenue. The decrease in our general and administrative expense is due to a $1.4 million decrease in professional fees primarily related to regulatory proceedings with Level 3 Communications, LLC, See Part I, Item I, Note 8, Legal Proceedings to the unaudited condensed consolidated financial statements, partially offset by an increase of $0.6 million in payroll and benefits and a $0.1 million increase in miscellaneous taxes.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.6 million in the three months ended September 30, 2008, or 11.5% of revenue, compared to $2.8 million in the three months ended September 30, 2007, or 12.4% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.3 million was recorded in the three months ended September 30, 2008 related to the conversion of new switch equipment in our Michigan and Ohio locations.

Other (Income) Expense. Other income of $0.7 million for the three months ended September 30, 2008 increased $1.6 million compared to other expense of $0.9 million for the three months ended September 30, 2007. The increase in other income is a result of the increase in investment income, decrease in interest expense associated with debt and the decrease in the change in fair value of warrants.

Provision for Income Taxes. Provision for income taxes of $3.3 million for the three months ended September 30, 2008 increased by $1.7 million compared to $1.6 million for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 and September 30, 2007 was 35% and 46.8%, respectively. The higher effective tax rate of 46.8% for the three months ended September 30, 2007 is primarily due to the $0.7 million charge in the period for the charge in fair value of warrants which is non-deductible for tax purposes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue was $86 million for the nine months ended September 30, 2008, an increase of $25.3 million, or 41.7%, from $60.7 million for the nine months ended September 30, 2007. The increase in revenue was primarily due to an increase of minutes of use to 42.9 billion minutes processed in the nine months ended September 30, 2008 from 29.2 billion minutes processed in the nine months ended September 30, 2007, an increase of 46.9%.

The number of markets in which we operate increased to 91 at September 30, 2008 from 56 at September 30, 2007. The average fee per minute for the nine months September 30, 2008 of $0.0020 decreased slightly from an average fee per minute of $.0021 for the same period in 2007.

Operating Expenses. Operating expenses were $62.5 million for the nine months ended September 30, 2008, an increase of $13.1 million from $49.4 million for the nine months ended September 30, 2007, or 72.7% and 81.4% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses were $29.7 million for the nine months ended September 30, 2008, or 34.5% of revenue, an increase from $21.4 million for the nine months ended September 30, 2007, or 35.3% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 489 switch locations to 1,238 switch locations at September 30, 2008 from 749 switch locations at September 30, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of September 30, 2008 grew to 30 compared to 24 switch locations at September 30, 2007.

Operations Expenses. Operations expenses were $12.5 million for the nine months ended September 30, 2008, or 14.5% of revenue, an increase of $0.8 million compared to $11.7 million for the nine months ended September 30, 2007, or 19.3% of revenue. The increase in our operations expenses is primarily due to an increase of $1.6 million in payroll and benefits, due to an increase in the number of switch location personnel, an increase of $0.7 million due to higher switch repair, maintenance and insurance expenses and an increase of $0.2 million in miscellaneous taxes. The increase was partially offset by a decrease in professional fees of $1.7 million primarily related to a reduction in legal fees.

Sales and Marketing Expense. Sales and marketing expense was $1.5 million for the nine months ended September 30, 2008, or 1.7% of revenue, an increase from $0.3 million for the nine months ended September 30, 2007, or 2% of revenue. The increase was primarily due to a $0.2 million increase in payroll and benefits and a $0.1 million increase in professional fees.

General and Administrative Expense. General and administrative expense increased to $9 million in the nine months ended September 30, 2008, or 10.5% of revenue, from $7.4 million for the nine months ended September 30, 2007, or 12.2% of revenue. The $1.6 million increase in our general and administrative expense is primarily due to an increase of $1.4 million in payroll and benefits and an increase in business insurance of $0.3 million, partially offset by a decrease in professional fees of $0.1 million.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.6 million in the nine months ended September 30, 2008, or 11.2% of revenue, compared to $7.8 million in the nine months ended September 30, 2007, or 12.9% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $1.0 million and $1.3 million was recorded in the nine months ended September 30, 2008 and 2007, respectively, which was related our conversion to new switch equipment in our New York, Michigan and Ohio locations in 2008 and our New York, Georgia and Florida locations in 2007.

Impairment of Fixed Assets. Impairment of fixed assets was approximately $0.2 million for the nine months ended September 30, 2008. In June of 2008, we decided to invest in new switch equipment in our Michigan and Ohio locations. The new equipment is in the process of being installed and is expected to become operational in October 2008.

Loss (gain) on disposal of fixed assets. We sold equipment in January and May of 2007 in which we received a total of approximately $0.2 million. The equipment did not have any carrying value at the time of sale. In March 2007 and June 2007, we disposed of equipment that resulted in a loss of approximately $0.1 million.

Other (Income) Expense. Other income was $1.3 million in the nine months ended September 30, 2008, an increase of $4.3 million compared to other expense of $3 million for the nine months ended September 30, 2007. The increase in investment income and decrease in interest expense associated with debt and decrease in the change in fair value of warrants was partially offset by the costs we incurred in connection with a demand registration by certain of our shareholders that was consummated in the closing of a secondary offering of our common stock by certain selling shareholders in April 2008.

Provision for Income Taxes. Provision for income taxes was $8.9 million for the nine months ended September 30, 2008, an increase of $5 million compared to $3.9 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 and September 30, 2007 was 36% and 46.4%, respectively. The higher effective tax rate of 46.4% for the nine months ended September 30, 2007 is primarily due to the $2.3 million charge in the period for the change in fair value of warrants which is non-deductible for tax purposes.

Liquidity and Capital Resources

	September 30, 2008	December 31, 2007
Working capital	$111,672	$111,106
Cash and cash equivalents	106,280	112,020
Long-term investments	19,373	—
Restricted cash	419	419

	Nine Months Ended
	September 30, 2008	September 30, 2007
Net cash flows from operating activities	$24,302	$17,808
Net cash flows from investing activities	(34,080)	(11,266)
Net cash flows from financing activities	4,038	(5,116)

At December 31, 2007, we had $112.0 million in cash and cash equivalents and $0.4 million in restricted cash. In comparison, at September 30, 2008, we had $106.3 million in cash and cash equivalents, $19.4 million in long term investments and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds and long-term investments consist of auction rate securities. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit.

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

We experienced positive cash flows from operations of $24.3 million in the first nine months of 2008. We generated net income for the period of $15.8 million, and we had non-cash charges of $13.4 million consisting primarily of depreciation and amortization, deferred tax expense and stock-based compensation expense partially offset by a noncash tax benefit of $6.5 million. Receivables, other current assets and other non-current assets decreased by $1.7 million. Accounts payable increased by $1.2 million, accrued liabilities decreased by $1.3 million due to payments made during the period.

In the first nine months of 2007, we generated positive cash from operations of $17.8 million. We generated net income for the period of $4.5 million and had non-cash charges of $11.7 million consisting primarily of depreciation and amortization, stock-based compensation expense and change in the fair value of warrants. Receivables and other current assets increased by $4.9 million. This was offset by an increase in accounts payable, accrued liabilities and non-current liabilities of $6.5 million.

Recent economic conditions have made the availability of credit for working capital purposes more difficult to obtain. If these conditions continue, it may impact our customers ability to pay their obligations to us as they become due and consequently impact our cash flows from operating activities. While we have not been impacted by these conditions to date, the magnitude of such impact, if any, is not known.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the timing of purchases and redemptions of long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Net cash used in investing activities for the nine months ended September 30, 2008 was $34.1 million and primarily represented net use of funds from the purchase of investments in the period of $25.2 million and the additions to property, plant and equipment of $14.5 million partially offset by the proceeds from the investment redemption of $5.6 million.

Net cash used in investing activities for the nine months ended September 30, 2007 was $11.3 million and was comprised of additions to property, plant and equipment of $11.5 million partially offset by the proceeds from equipment sales of $0.2 million.

In the next twelve months, capital expenditures are expected to be in the range of approximately $17 million to $22 million primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

Net proceeds from financing activities for the nine months ended September 30, 2008 were $4.0 million and primarily relate to the proceeds from the issuance of common stock associated with stock options in the period of $1.0 million and the tax benefit associated with stock option exercise of $6.5 million partially offset by our repayment of $3.5 million of principal on our outstanding debt. Net financing activities for the nine months ended September 30, 2007 amounted to the use of $5.1 million which was due to our repayment of principal on outstanding debt of $4.2 million and $0.9 million of costs associated with issuing common stock relating to our IPO in November 2007.

Recent economic conditions have resulted in a downturn due to credit conditions impacted by the subprime-mortgage turmoil and other factors. We currently do not have any lines of credit and our current debt is not affected by the recent credit conditions.

We believe that cash flows from operating activities, including our existing capital, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisitions or strategic opportunities.

Investments

As of September 30, 2008, we held approximately $19.4 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP).

We also invest our excess cash in money market mutual funds whose carrying values approximate market. As of September 30, 2008, we had $101.5 million in cash and cash equivalents invested in one money market mutual fund.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine month ended September 30, 2008 and September 30, 2007.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements– or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

As of September 30, 2008, we held approximately $19.4 million of municipal note investments with an auction reset feature (“auction rate securities”) whose underlying assets are student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP). We also invest our excess cash in money market mutual funds whose carrying values approximate market values. As of September 30, 2008, we had $101.5 million in cash and cash equivalents invested in one money market mutual fund. For further discussion of these investments see footnote 11 to the unaudited financial statements – “Investments and Fair Value Measurements” above.

None of our indebtedness discussed in footnote 5 to the unaudited financial statements – “Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at September 30, 2008, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this quarterly report on Form 10-Q, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 8, Legal Proceedings to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and in item 1A of Part II of our Quarterly Report on Form 10Q for the period ended June 30, 2008. We are updating the risk factor under the heading, “Regulatory developments could negatively impact our business” to read as follows:

Regulatory developments could negatively impact our business.

The communications services industry is highly regulated by the federal government and the individual states. While the pricing of our services is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers’, or ILECs’, transit services, which generally sets the benchmark for the prices of competitive services that we offer. To the extent that the ILEC transit rates are reduced or capped, it could have an adverse impact on us.

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

The FCC currently does not extensively regulate the services we offer. If, however, the FCC determined, on its own motion or in response to a third party’s filing, that it should more extensively regulate our services, the FCC could limit the rates we charge or require us to change other terms or conditions of our service offerings. For example, in 2001 the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. As part of that docket, on July 24, 2006, a group of large and rural local exchange carriers, or LECs, filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which includes provisions regarding transit services. Under the Missoula Plan, transit service would be provided at a rate not to exceed $0.0025 per minute of use for the first four years of the plan, and then increase with inflation. This rate is lower than the rates charged by the ILECs or by us in several of the markets in which we currently operate. Although the FCC has not yet issued a ruling in this docket that directly affects us, on November 5, 2008, the FCC issued for public comment two alternative proposed orders that comprehensively address intercarrier compensation reform. It is expected that the FCC in December 2008 or thereafter may adopt one of these alternative orders or a third order that is based on one of the alternative orders but has been revised to take into account public comment.

The two published proposed orders each contain various provisions that affect transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, under such law, we, as the transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. Each draft order, however, requires that we, as the transit provider, would be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier receives insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the proposed orders also allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, the alternative proposed orders may result in changes to the demand for our services or otherwise adversely impact our business, financial condition or operating results in a manner that we have not presently identified. Any of these developments and uncertainties could cause the market price of our stock to decline, perhaps significantly.

Additionally, each proposed order requests public comment on whether the modifications to the rules governing intercarrier compensation would necessitate any changes to the rules that govern transit traffic. If the FCC does make such changes, whether independent of or as part of the intercarrier compensation docket, such changes could have a material and adverse effect on our business. For example, the FCC could change the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules would likely address those rights or obligations. If the FCC determines that a terminating carrier may have the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business.

As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC, state legislatures or agencies or local authorities may change. If this were to occur, including pursuant to the alternative orders published by the FCC discussed above, the demand and pricing for our tandem network services could change in ways that we cannot easily predict and our revenues could materially decline. These risks include the ability of the federal government, including Congress or the FCC, or state legislatures or agencies, or local authorities to:

•	increase regulatory oversight over the services we provide;

•

adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including reducing the rates for tandem services;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes changes to our operations or costs or the operations of our customers, including the pricing of our services to our customers;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes a decrease in the amount of traffic our customers deliver to us or causes a change to our customers’ traffic mix, which results in our customers using, on average, lower priced transit services; or

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

In addition to the other information set forth in this report, you should carefully consider the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in item 1A of Part II of our Quarterly Report on Form 10Q for the period ended June 30, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our other public filings.

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

NEUTRAL TANDEM, INC.

Date: November 12, 2008	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer
(Principal Financial and Accounting Officer)