Form 10-K
period 2008-12-31
Neutral Tandem Inc
filed 2009-03-13
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $294,035,630 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2009, the registrant had 32,621,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008 are incorporated by reference in Part III of this Form 10-K.

NEUTRAL TANDEM, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consists of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We have signed agreements with major competitive carriers and non-carriers and operated in 100 markets as of December 31, 2008. During the fourth quarter of 2008, our network carried 18.1 billion minutes of traffic. As of December 31, 2008, our network was capable of connecting calls to an estimated 391 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. As a result, our service offerings now include the capability of switching and carrying long distance traffic between markets and among different types of customers.

We were incorporated in Delaware on April 19, 2001. Since commencing service in February 2004, we have grown rapidly and operated in 100 markets as of December 31, 2008. For the year ended December 31, 2008, we increased revenue to $120.9 million, an increase of 41.2% compared to the year ended December 31, 2007. Our income from operations for the year ended December 31, 2008 was $35.4 million compared to $17.7 million for the year ended December 31, 2007. Net income was approximately $24.0 million compared to net income of $6.3 million for the year ended December 31, 2007.

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

•

CTIA reported that U.S. wireless minutes of use exceeded 1.1 trillion in the first half of 2008, representing an 11% increase compared to the same period in 2007 (CTIA, 2007, CTIA’s Semi-Annual Wireless Industry Survey).

•

IDC Research estimates that the number of consumer VoIP broadband subscribers in the U.S. is expected to grow from 10.1 million as of year-end 2006 to 45.8 million by the end of 2011, representing a CAGR of approximately 35.4% (IDC, September 2007, U.S. Residential VoIP Services 2007-2011 Forecast: The Race is Just Beginning).

•	AT&T, Verizon, Qwest and Embarq, the four largest ILECs in the U.S., reported total access line losses of approximately 11.5 million in 2008, representing a decrease of approximately 9.5%.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.46 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 779 million, or 53% of the total 1.46 billion, telephone numbers assigned primarily to competitive carriers.

Prior to the introduction of our services, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting to the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs often required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

Growth in intercarrier traffic switched through ILEC tandems created switch capacity shortages known in the industry as ILEC “tandem exhaust,” where overloaded ILEC tandems became a bottleneck for competitive carriers. This increased call blocking and gave rise to service quality issues for competitive carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem.

The following diagrams illustrate interconnecting via the ILEC tandem networks and an example of interconnecting via our managed tandem network.

Following the introduction of our services, as discussed in further detail in “—Competition” below, we also began to face competition from other competitive carriers, including Level 3, Hypercube and Peerless Networks.

The second alternative for exchanging traffic, prior to our commencement of operations, was by directly connecting competitive carrier switches to each other. Implementing direct switch-to-switch network connections between all competitive switches in a market can be challenging. For example, in order to completely bypass the ILEC tandem network, a market with 100 competitive switches would require 9,900 direct one-way switch-to-switch connections. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally makes them economical only for high traffic switch combinations. Where sufficient traffic between switches does exist, carriers often do establish direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below.

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

Our Services

Our services allow competitive carriers to exchange local and long distance traffic between their networks without using an ILEC tandem or establishing direct connections. Each competitive carrier that connects to our network generally gains access to all other competitive carriers’ switches connected to our network. Once connected to our network, carriers can route their traffic to other destinations (telephone numbers) that are addressable by our network. We charge on a per-minute basis for traffic switched by our network.

As a core component of our service offering, we actively manage network capacity between our tandem switches and customers’ switches, which results in improved network quality and reduced call blocking. By monitoring traffic levels and projecting anticipated growth in traffic, we are generally able to provide on a timely basis additional circuits between customer switches and our network to meet increased demand. This feature saves competitive carriers substantial time and effort in managing their interconnection network, improves their customers’ experience, reduces trouble tickets and allows them to focus more on their core business.

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

Our managed tandem network includes technologically advanced IP switching platforms linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional Time Division Multiplexing, or TDM, traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality.

Our network, as of December 31, 2008, connects 1,336 unique competitive carrier switches, creating up to 1.9 million unique switch-to-switch routes serving an estimated 391 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2008, our network carried approximately 6.0 billion minutes of traffic per month.

Our Strengths

We believe the following strengths differentiate us from other competing alternative tandem providers.

•

Market Leading Position.    By being a “first-to-market” provider of managed tandem services in many of the metropolitan areas we serve, we have built significant scale for carrier interconnections and access to terminating telephone numbers. We provided service in 100 markets as of December 31, 2008 and have become a part of many of our customers’ routing processes, gaining significant industry knowledge of how they manage and engineer interconnections.

•

Strong “Network Effect.”    The value of our service offering increases with the number of carriers and non-carriers connected to our network. The addition of each new customer to our network allows the new customer to route traffic to all of our existing customers and allows all of our existing customers to route traffic to the new customer. The “network effect” of adding an additional customer to our platform creates an opportunity for existing customers to realize incremental savings by increasing the volume of traffic switched by our tandem network.

•

Network-Neutral Position.    Unlike the ILECs or certain other competitive carriers such as Level 3 that provide a functionally interchangeable service, we are positioned as a neutral, third party tandem service provider and generally do not directly compete with our customers. Therefore, we do not have the traditional competitive tensions and conflicts of interest of an ILEC in providing tandem interconnection services.

•

Market Size.    The continuing shift of telecommunications traffic away from conventional ILEC phone lines to the wireless, broadband, cable telephony and other wireline segments, provides opportunities for us to continue to expand our business. ILEC access lines declined by approximately 12 million during the 12 months ending December 31, 2008. Between June 2007 and June 2008, wireless subscribers grew by 19.3 million (CTIA, Mid-Year 2008 Wireless Industry Survey). According to the IDC, consumer VoIP broadband subscribers grew by an estimated 8.1 million subscribers during 2007 (IDC September 2007, U.S. Residential VoIP Services 2007-2011 Forecast: The Race is Just Beginning). Our tandem network was designed to serve the interconnection needs of these rapidly growing segments of the communications market, and since the initiation of our service in 2004, we feel we have built strong relationships with a majority of the leading carriers in these segments, which we believe provides opportunities for us to grow with our customers.

•

Adaptable Technology and Proprietary Software Tools.    Our switching architecture utilizes platforms manufactured by Sonus Networks, Inc. and Nortel Networks Corp. The switching platforms which we have deployed from Sonus Networks enable us to interconnect to customers on either a TDM or IP interface. In addition, we support both conventional Signaling System #7 and Session Initiation Protocol call routing. Session Initiation Protocol is an application-layer control (signaling) protocol for creating, modifying and terminating realtime IP communications sessions with one or more participants. These sessions include Internet telephone calls, multimedia distribution and multimedia conferences. Signaling System #7 is a set of telephony signaling protocols which are used to set up the vast majority of the world’s Public Switched Telephone Network calls.

In addition, patent-pending proprietary software tools help us to manage the complicated routing scenarios required to terminate traffic to hundreds of millions of telephone numbers and support our network. The software allows us to quickly identify new routing opportunities between carriers and to help optimize our customers’ interconnection costs, which leads to improved customer service.

We believe the adaptability and flexibility of our technology enables us to provide a robust service offering to interconnect a wide range of traffic types and to adapt our service offerings more efficiently than the ILECs, which predominantly employ legacy Class 4 TDM-only circuit switching technology for tandem switching.

•

Experienced Management Team.    We have an experienced management team committed to further expanding our market position. Our senior management has an average of 24 years of industry experience at companies such as AT&T, Comcast Cable Communications, Inc., Focal Communications Corporation (now part of Level 3 Communications Inc.) and MCI (now part of Verizon).

Our Strategy

Our strategy is focused on expanding our business by increasing the share of telecommunications traffic that our network can serve. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•

Broaden our geographic presence.    Our managed tandem services, as of December 31, 2008, are currently available in 100 markets, serving an estimated 391 million telephone numbers assigned to competitive carriers out of a potential addressable market of 601 million telephone numbers assigned to competitive carriers in these 100 markets. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. Our expected market expansion plan during the 12 months following December 31, 2008 includes 30 new markets. The new markets increase our potential addressable market coverage opportunity to an estimated 653 million assigned telephone numbers to competitive carriers. Many of our existing customers provide service in one or more of these new markets. We intend to market our services to our customers in these new markets.

•

Expand our customer base.    As our network expands, our market opportunity will include additional competitive carriers (particularly regional wireless carriers and cable companies) and non-carriers that are not in the markets we currently serve. Many of these potential customers, although not among the larger providers, are among the fastest growing carriers in their service areas. In selecting new markets into which we plan to expand, our sales and marketing organization reviews each new market to identify possible new customers.

•

Grow customer traffic.    Three factors principally drive traffic growth from customers: routing opportunities to new customers, routing opportunities in new markets and growth in our customers’ traffic volumes. As we add new customers to our network, we receive incremental revenue from the new customer and from all existing customers terminating traffic to the new customer. This “network effect,” our expansion strategy and focus on serving the fastest growing segments of the competitive telephony industry positions us to grow customer traffic.

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

Our Customers

We principally serve competitive carriers, which represented approximately 95.9% of our revenues for our 2008 fiscal year, with non-carriers accounting for the remaining 4.1%. As of December 31, 2008, we have 76 carriers originating traffic and 81 carriers connected to our network. Our contracts with our top five customers represented approximately 62% of our total revenue through December 31, 2008. Our two largest customers, Sprint Nextel and T-Mobile, accounted for 25% and 15%, respectively, of our total revenues for the year ended December 31, 2008. Our contracts with customers do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. However, while we have lost customers’ traffic in specific routes, since initiating service we have not had any significant customer cease using our services completely. We generate revenue for our managed tandem services by charging tandem transit and access fees on a minute of use basis. For the year ended December 31, 2008, wireless and cable companies represent approximately 21% of our customer base and account for approximately 73.5% of our revenue.

Since certain of our carrier customers interconnect with us in all of their markets where we have a presence, by entering new markets, we have the ability to increase our revenues. In addition, we expect to broaden our customer base by targeting competitive carriers that are not current customers or that operate in markets that we do not yet serve. Of our 76 originating carriers, 72 of them currently use our services to deliver traffic in more than one market.

Our Markets

Our managed tandem services are currently available in the following 100 markets:

Akron, OH	Columbia, SC	Houston, TX	Nashville, TN	San Antonio, TX
Albany, NY	Columbus, OH	Huntsville, AL	New Mexico	San Diego, CA
Atlanta, GA	Dallas, TX	Indianapolis, IN	New Orleans, LA	San Francisco, CA
Austin, TX	Davenport, IA	Jackson, MS	New York, NY	San Luis Obispo, CA
Bakersfield, CA	Dayton, OH	Jacksonville, FL	Omaha, NE	Savannah, GA
Baltimore, MD	Daytona Beach, FL	Kansas City, MO	Orlando, FL	Seattle, WA
Baton Rouge, LA	Delaware Valley, PA	Knoxville, TN	Pensacola, FL	Shreveport, LA
Birmingham, AL	Denver, CO	Las Vegas, NV	Peoria, IL	South Bend, IN
Bloomington, IN	Des Moines, IA	Little Rock, AR	Philadelphia, PA	Spokane, WA
Boston, MA	Detroit, MI	Los Angeles, CA	Phoenix, AZ	Springfield, IL
Buffalo, NY	Eugene, OR	Louisville, KY	Pittsburgh, PA	St. Louis, MO
Cedar Rapids, IA	Evansville, IN	Macon, GA	Portland, OR	Stockton, CA
Champaign, IL	Fort Myers, FL	Madison, WI	Poughkeepsie, NY	Syracuse, NY
Charleston, SC	Fresno, CA	Manchester, NH	Raleigh, NC	Tallahassee, FL
Charlotte, NC	Gainesville, FL	Memphis, TN	Rhode Island	Tampa, FL
Chattanooga, TN	Green Bay, WI	Miami, FL	Richmond, VA	Toledo, OH
Chicago, IL	Greensboro, NC	Milwaukee, WI	Rochester, NY	Tucson, AZ
Cincinnati, OH	Greenville, SC	Minneapolis, MN	Rockford, IL	Washington DC
Cleveland, OH	Harrisburg, PA	Montgomery, AL	Sacramento, CA	Wilmington, DE
Colorado Springs, CO	Hartford, CT	N. New Jersey	Salt Lake City, UT	Youngstown, OH

Our expected market expansion plan during the 12 month period following December 31, 2008 includes 30 new markets. The new markets increase our potential addressable market coverage opportunity to an estimated 653 million telephone numbers assigned to competitive carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Sales and Marketing

Our sales and marketing organization divides accounts by wireless, cable, wireline and non-carriers and seeks to develop solutions for our customers. Dividing customers in this way allows us to develop industry knowledge about each carrier and a more value-added sales force. Our sales team works closely with our customers to identify and address their needs. We seek to expand the use of our service offerings by our current customers through account managers who are dedicated to specific customer accounts. The sales team conducts weekly meetings to discuss customer activity, best practices and industry trends. In addition to a base salary, the compensation package for the members of our sales team includes incentive arrangements, including quarterly target incentives based on our performance and the individual’s performance, tiered payment structures and negative incentives. The members of our sales organization have an average of over 21 years of sales experience and in-depth knowledge of the telecommunications industry.

Our marketing team works closely with the sales team to deliver comprehensive services, develop a clear and consistent corporate image and offer a full range of product offerings. Our marketing efforts are designed to drive awareness of our service offerings. Our marketing activities include direct sales programs, targeted public relations and participation in industry trade shows. We are also engaged in an on-going effort to maintain relationships with key communications industry analysts.

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

Competition

Our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and Qwest), other competitive carriers that provide tandem or similar services, and direct connections between carriers.

The tandem switching services offered by ILECs consists of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

We also face direct competition from other competitive carriers, including Level 3, Hypercube and Peerless Networks. As more specifically described below under “Item 3. Legal Proceedings,” we commenced a patent infringement action against Peerless Networks and Peerless Networks asserted several counterclaims against us generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim.

We also face indirect competition from carriers that directly connect their switches. When there is a significant amount of traffic between two switches, carriers have an economic incentive to establish direct connection to remove intermediate switching. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below.

We are unable to provide accurate market share information, since no regulatory body or industry association requires carriers to identify amounts of traffic to other carrier types. Traffic in most instances is reported on aggregate levels.

Additionally, other companies may be focusing resources on developing and marketing services that may compete with our services.

The ILECs that provide tandem switching services, as well as many competitive providers, including Level 3, have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them and other competing carriers depends on numerous factors, both inside and outside our control, including:

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

Regulation

Overview

Our communications services business is subject to varying degrees of federal and state regulation. We have chosen to operate as a common carrier and therefore are voluntarily subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise control over our prices and services to varying degrees, and also impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

By operating as a common carrier, we also benefit from certain legal rights established by federal and state legislation, especially the federal Telecommunications Act of 1996, which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to their networks. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected services at wholesale prices that complement our ability to terminate traffic. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers when such carriers decide for whatever reason not to utilize our transit service. While our experience has been that competitive carriers usually accommodate such requests, and indeed frequently become users of our transit service as well, we have participated in federal and state regulatory proceedings against other carriers involving our right to establish or maintain existing direct connections between us. We subsequently resolved these proceedings amicably. See “Item 3. Legal Proceedings.”

The FCC and state regulators are considering a variety of issues that may result in changes in the regulatory environment in which we operate our business. Most importantly, many state and federal proceedings have considered issues related to the ILECs’ pricing of services that compete with our service. To the extent that the regulatory commissions maintain or impose pricing restrictions on the transit or access rates charged by the ILEC, then the price we compete with is likely to be lower than it would be in an unregulated market. In addition, the FCC is conducting an extensive proceeding to consider reform of its intercarrier compensation rules. One of the issues in the proceeding involves the pricing and regulation of ILEC tandem services against which we compete. To the extent that any state or the FCC mandates reductions in the rates the ILECs’ charge for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Although the nature and effects of governmental regulation are not predictable with certainty, we believe that the FCC is unlikely to enact rules that extinguish our basic right or ability to compete in telecommunications markets. However, even though many possible regulatory developments might not directly affect our operations, to the extent that they limit our customers’ ability to compete effectively against the ILEC or limit or reduce the rates at which an ILEC may provide the same services we provide, we are indirectly impacted. The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business.

Regulatory Framework

The Telecommunications Act of 1996

The Telecommunications Act of 1996, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local communications services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated as a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of Verizon, Qwest Communications and AT&T. These three carriers are also referred to as ILECs, along with many other smaller incumbent local exchange carriers that were not former subsidiaries of AT&T.

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

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide services on a common carrier basis and the FCC has jurisdiction over our tandem access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC also has the ability to regulate our provision of local transit services and intrastate access services, including by way of setting the methodology by which state regulators determine local or intrastate pricing. To date, the FCC has not determined whether to accept this interpretation of the Telecommunications Act with respect to local transit services, although some states have proceeded as if local transit services are subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework-State Regulation” below.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, but we are subject to the general federal requirement that our charges for interstate and international services must be just, reasonable and non-discriminatory. The rates we can charge for interstate access services are limited by FCC rules, and may not exceed the rates charged by the incumbent carrier for comparable services. The FCC currently has no rules concerning rates for tandem transit services. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

We are also affected indirectly by FCC regulations that alter the competitive landscape for customers or potential customers of our services. As discussed above, the Telecommunications Act requires the incumbent local exchange carriers to provide competitors access to elements of their local network on an unbundled basis, known as UNEs. Several FCC decisions in 2003 through 2005 significantly altered the terms on which competitive carriers can obtain access to these network elements. Among other things, these decisions eliminated the obligation of incumbent carriers to offer a network element “platform” known as UNE-P that allowed competitors to offer services without any facilities of their own. It also limited the availability of some high- capacity loop and transport network elements that are typically used by competitors who do have some of their own facilities.

These changes in the FCC rules have had several effects on the competitive telecommunications carriers who are our prospective customers. First, the elimination of UNE-P has reduced the market share of resellers and led some former resellers to convert to facilities-based service. This development is positive for us because resellers generally are not potential users of our transit services. Second, the restrictions on the availability of loop and transport UNEs may have contributed to accelerated consolidation among competitive carriers, such as the acquisitions of TelCove and Broadwing by Level 3, the acquisition of US LEC by PaeTec, and the merger of CTC Communications, Choice One Communications and Conversent Communications to form One Communications. This development may have a negative impact on us because our business model is based on the existence of many independent carriers who need to exchange traffic with each other. It is difficult to predict the overall effect of these countervailing trends on our future business opportunities.

Future FCC rulings may further affect the market for our services. For example, the FCC has been asked in several cases to forbear from requiring incumbent carriers to continue offering loop and transport UNEs in particular markets. The FCC has granted such petitions in portions of two metropolitan areas (Omaha, Nebraska, and Anchorage, Alaska), and denied them in several others (Boston, Providence, New York, Pittsburgh, Philadelphia, and Virginia Beach-Norfolk, Seattle, Minneapolis-St. Paul, Denver, and Phoenix). The petitions that the FCC denied are currently being reviewed by a federal court of appeals. If the FCC approves additional forbearance petitions, or is required to do so by the court, it could force some competitive carriers to reduce or eliminate their operations in affected metropolitan areas, which may negatively affect our business opportunities. The FCC is separately considering a proposal to increase the cost-based rates that competitive carriers must pay for access to UNEs that do remain available. We cannot predict the results of future regulatory or court rulings, or any changes in the availability of UNEs as the result of future legislative changes.

Intercarrier Compensation.

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. Most recently, on November 5, 2008, the FCC issued for public comment two alternative proposed orders that address intercarrier compensation reform. The respective orders did not include express provisions governing transit traffic. Each proposed order did, however, request public comment on whether the proposed rules governing intercarrier compensation would, if enacted, necessitate any changes to the rules that govern transit traffic. To date, the FCC has not taken final action on these proposals. If the FCC does make such changes, whether independent of or as part of the intercarrier compensation docket, such changes could affect our business. For example, the FCC could change the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. The FCC generally regulates interstate access services and the states regulate intrastate access services. The FCC, as part of the intercarrier compensation draft orders discussed above, proposes to significantly reduce both interstate and intrastate terminating access charges over a ten year transition period. As part of the same draft orders, the FCC also proposes to eliminate entirely certain originating interstate and intrastate access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

We generally have no revenue exposure associated with reciprocal compensation for local traffic because our customers are primarily carrier customers, who are responsible for any compensation. However, the FCC draft orders discussed above, if adopted, would make us and other tandem service providers liable for the intercarrier compensation charges imposed by the terminating carrier in certain instances, which we would then have an opportunity to recover from the carrier who delivered the traffic to us. Even if we do have a legal right to recover these charges, we would bear risk if this occurs, including but not limited to disputes over the amount due and credit risk. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

We cannot predict either the timing or the result of this FCC rulemaking.

Regulatory Treatment of VoIP.

In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of VoIP providers is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services” that are subject to regulation as common carriers under federal law. The 1998 report also suggested, however, that this regulatory treatment would not apply until after the FCC determined which specific services were subject to regulation. This FCC proceeding may determine what, if any, regulation is appropriate for VoIP providers and whether the traffic carried by these providers will be subject to access charges. The principal focus of this rulemaking is on whether VoIP providers should be subject to some or all of the regulatory obligations of common carriers. The draft orders related to the intercarrier compensation reform described above each appear to provide that VoIP providers will be required to pay access charges, but only after the completion of a lengthy transition period. It is unclear whether or when any final rules on this matter will be issued.

Additionally, in recent years, the FCC has imposed on VoIP providers requirements to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to require VoIP providers to contribute to the cost of the FCC’s universal service program, to pay certain regulatory fees, and to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and slow the growth of VoIP providers. Because VoIP providers are users of our services, this trend may negatively affect demand for our services.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone and long-distance telephone services in forty-four states and the District of Columbia. As a condition to providing intrastate telecommunications services as a common carrier, we are required, among other things, to:

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

Some state regulatory authorities assert jurisdiction over the provision of tandem transit services in connection with local calls, particularly the ILECs’ provision of the service. Various state regulatory authorities have initiated proceedings to examine the regulatory status of tandem transit services. Some states have taken the position that tandem transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, the Public Service Commission of Nebraska recently determined that the ILEC must provide tandem transit service under the Telecommunications Act and that the Nebraska PSC did not err in using TELRIC, an incremental cost based methodology, to determine the applicable rate. Additionally, a declaratory action was recently commenced with the Connecticut Department of Public Utility Control pursuant to which a competitive carrier is requesting that the DPUC order the ILEC to reduce its transit rate to a cost based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio each have open rulemaking proceedings addressing, among other items, applying incremental cost based pricing for local tandem transit services. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If as a result of any of these proceedings or a different proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse affect on our business, financial condition and operating results. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

To date, the FCC has not resolved this dispute over interpretation of the Telecommunications Act, resulting in disparate pricing of these services among the states. The trend has been to reduce the state regulation of local tandem transit service, although there are exceptions and there can be no assurance that the trend will continue. Many states also have asserted that they have jurisdiction over interconnections between competitive carriers. Our success in securing interconnections with competitive carriers may be affected by the degree of jurisdiction states exert over such interconnections. See “Item 3. Legal Proceedings.” If a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive local transit services generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such an inability may have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” in Item 1A below.

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments currently exercise jurisdiction over intrastate access services, and certain of these states are currently conducting proceedings to determine whether to mandate any decrease in existing intrastate access charges. Also, as noted above, the FCC has asked for comment on draft intercarrier compensation proposals that would, if adopted, require most states to reduce their intrastate access charges over a period of several years. If any state does lower or eliminate intrastate access charges for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

We have been granted one patent and have two additional patents pending with the U.S. Patent and Trademark Office. The granted patent addresses our core business, the operation of a managed tandem network. One of the pending patents addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs. The second pending patent covers a set of proprietary operating systems and software developed by us to manage our network. There can be no assurance regarding how, whether or when these additional patents may be granted.

In June 2006, we commenced an action generally alleging that Peerless Networks is infringing on the granted patent. Peerless Networks has asserted several counterclaims against us, generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. See “Item 3. Legal Proceedings.”

OTHER MATTERS

Employees

At December 31, 2008, we had 137 full-time employees, including 117 in Operations, seven in Sales and Marketing and 13 in General and Administrative functions. The number of employees increased by 8.7%, up from 126 on December 31, 2007. We expect to further increase our headcount in 2009 as we continue to expand both existing and new markets. Of our employees, 86 were located at our corporate office in Chicago, Illinois. The remaining 51 employees are located throughout the country at our switch locations. No labor union represents our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Information Available on the Internet

Our internet address is www.neutraltandem.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Neutral Tandem.

Corporate Information

Neutral Tandem’s principal executive offices are located at One South Wacker, Suite 200, Chicago, Illinois, 60606. We have switch sites located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, New York, Massachusetts, Michigan, Minnesota, Missouri, New York, Nevada, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington and Wisconsin.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2008, are set forth below:

Name	Age	Position(s)
Rian J. Wren	52	President, Chief Executive Officer and Director
Robert Junkroski	44	Chief Financial Officer and Executive Vice President
Surendra Saboo	49	Chief Operating Officer and Executive Vice President
Richard Monto	44	General Counsel, Secretary and Senior Vice President, External Affairs
David Lopez	44	Senior Vice President of Sales
James P. Hynes	61	Director, Chairman
Dixon R. Doll	66	Director
Peter J. Barris	57	Director
G. Edward Evans	47	Director
Robert C. Hawk	69	Director
Lawrence M. Ingeneri	50	Director

Rian J. Wren.    Mr. Wren joined us in February 2006 and has served as our President, Chief Executive Officer and Director since that time. Prior to joining us, Mr. Wren was Senior Vice President and General Manager of Telephony for Comcast Cable from November 1999 to August 2005. Mr. Wren joined Comcast in 1999 and was named CEO of Broadnet, Comcast’s international wireless company located in Brussels, Belgium in 2000. After returning to the United States, he served as the Senior Vice President and General Manager of Telephony for Comcast Cable Division. Prior to joining Comcast, Mr. Wren held several senior management positions at AT&T from 1978 to 1999, including President of the Southwest Region, and worked in the Consumer, Business, Network Services, and Network Systems Manufacturing divisions for more than 20 years. Mr. Wren holds a B.S. degree in Electrical Engineering from the New Jersey Institute of Technology and an M.S. in Management from Stanford University, which he attended as a Sloan Fellow.

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

Richard Monto.    Mr. Monto joined us in 2007, and has served as our General Counsel and Corporate Secretary since February 2008. Mr. Monto has over 10 years of diversified telecommunications experience. From

2001 to 2005, Mr. Monto held senior positions, including General Counsel, with Universal Access Global Holdings Inc. From 1995 and 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal, Mr. Monto holds a B.A. degree from the University of Michigan in Russian and Eastern European Studies and a J.D. from the Boston University School of Law.

David Lopez.    Mr. Lopez joined us in 2003 and has served as our Senior Vice President of Sales since that time. As Senior Vice President of Sales, Mr. Lopez oversees the management and growth of all Neutral Tandem customer accounts. Mr. Lopez brings a wealth of sales management experience to Neutral Tandem and has more than 20 years experience in the telecommunications industry. He has been with Neutral Tandem since its inception and has secured agreements with nearly every national wireless carrier and numerous other wireline, cable and broadband telephony companies. For nearly 20 years, Mr. Lopez has provided account management responsibilities at Centel, Sprint, and Focal Communications Corporation. In his most recent position, Mr. Lopez provided sales management for Focal’s largest and most successful market from 1997 to 2003. During his tenures at Centel and Sprint from 1992 to 1997, Mr. Lopez held national account positions with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies. Lopez holds a B.S. in Marketing from Illinois State University.

James P. Hynes.    Mr. Hynes co-founded Neutral Tandem in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006 Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for 10 years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is a Vice Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

Dixon R. Doll.    Dr. Doll has served as a Director of Neutral Tandem since 2003. Dr. Doll is the co-founder and a general partner of DCM, an early stage technology venture capital firm that manages $1.6 billion. DCM is headquartered in Menlo Park, California and also has offices in Beijing, China and Tokyo, Japan. In the mid-1980’s, Dixon Doll co-founded the venture capital industry’s first fund focused exclusively on telecommunications opportunities. At DCM, he has led the firm’s investments in About.com (Acquired by The New York Times Co.), @Motion (Acquired by Openwave), Clearwire (Nasdaq: CLWR), Foundry Networks (Nasdaq: FDRY), Internap (Nasdaq: INAP), Ipivot (Acquired by Intel) and Neutral Tandem (Nasdaq: TNDM) among others. In April, 2005, he was elected to the Board of Directors of the National Venture Capital Association (NVCA) in Washington, D.C. Dr. Doll was recently appointed to the Executive Committee and became NVCA Chairman in May 2008. Additionally, he also serves on the Stanford Institute for Economic Policy Research Advisory Board and the Hoover Institution Board of Overseers at Stanford. He is also the Chairman of the San Francisco Asian Art Museum Board. Dr. Doll received his B.S.E.E. degree (cum laude) from Kansas State University as well as M.S. and Ph.D. degrees in Electrical Engineering from the University of Michigan, where he was a National Science Foundation scholar.

Peter J. Barris.    Mr. Barris has served as a Director since 2003. Mr. Barris is currently the Managing General Partner of New Enterprise Associates (“NEA”) where he specializes in information technology investing. Mr. Barris has been with NEA since 1992, and he serves as either an executive officer or general partner of various NEA entities. From 1988 to 1990, Mr. Barris was President and Chief Operating Officer at LEGENT Corporation. Mr. Barris held various management positions at UCCEL Corporation from 1985 to 1988. Prior to that, Mr. Barris also held various management positions between 1977 and 1985 at the General Electric Company, including Vice President and General Manager at GE Information Services, Inc. Mr. Barris serves or has served as a member of the Boards of Directors of InnerWorkings, Inc., where he also serves as a member of the audit, compensation and nominating and corporate governance committees, Vonage Holdings Corp., where he also serves as a member of the compensation and nominating and corporate governance committees, Protostar, Boingo Wireless and Hillcrest, as well as several other private companies in the NEA portfolio. Mr. Barris is a member of the Board of Trustees of Northwestern University and the Board of Overseers of Tuck School at Dartmouth College.

G. Edward Evans.    Mr. Evans has served as a Director since November 2008. Mr. Evans is currently the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Previously, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006, at which time he stepped down from the position. Mr. Evans remained Chairman of the Board until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the boards of Solix, CTIA—The Wireless Association, Carolina West Wireless, and the Network Reliability and Interoperability Commission, an advisory committee to the FCC.

Robert C. Hawk.    Mr. Hawk has served as a Director since January 2004. Mr. Hawk has served as President of Hawk Communications since 1996 and is a Venture Partner of DCM. Prior to this, Mr. Hawk served as President and Chief Executive Officer of US West Multimedia Communications, Inc. From 1986 until 1995, Mr. Hawk was President of the Carrier Division of US West Communications, Inc. Prior to holding that position, Mr. Hawk was Vice President, Marketing and Strategic Planning for CXC Corporation, and Director of Advanced Systems Development for American Bell. From 1997 to 2002, Mr. Hawk served as a Special Limited Partner of Crosspoint Venture Partners. During that time he served on the boards of directors or advisory boards of fifteen companies that went public. Mr. Hawk previously served as a Director of Covad Communications and Centillium Communications and is currently a director of several private high technology companies.

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

Risk Factors Related To Our Business

Regulatory developments could negatively impact our business.

The communications services industry is extensively regulated by the federal and state governments. While the pricing of our services is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers, or ILECs’, tandem transit and access services, which generally sets the benchmark for the prices of the competitive services that we offer. To the extent that the ILEC transit or access rates are reduced or capped, it could have an adverse impact on us, as we would likely be forced to reduce our rates in order to compete with the ILEC or other competitors.

Local Tandem Transit Service

Some state governments and their regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, in Michigan, in 2005, the Michigan Public Service Commission revised the maximum allowable rate that AT&T could charge for transit service in Michigan based on AT&T’s total element long run incremental cost, or TELRIC, which was significantly below the rate previously charged by AT&T (previously SBC Communications). This decision caused us to reduce the rate we charged for our transit service and had a significant impact on the profitability of our service in Michigan. Recently, the Public Service Commission of Nebraska determined that the ILEC must provide transit service under the Telecommunications Act, and that the Nebraska PSC did not err in using TELRIC methodology to determine the applicable rate. Additionally, a declaratory action was recently commenced with the Connecticut Department of Public Utility Control pursuant to which a competitive carrier is requesting that the DPUC order the ILEC to reduce its transit rate to a cost based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. If as a result of any of these proceedings or a different proceeding, the ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have an adverse affect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001 the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. As part of that docket, on July 24, 2006, a group of large and rural local exchange carriers, or LECs, filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which includes provisions regarding local transit services. Under the Missoula Plan, local transit service would be provided at a rate not to exceed $0.0025 per minute of use for the first four years of the plan, and then increase with inflation. This rate is lower than the rates charged by the ILECs or by us in several of the markets in which we currently operate. Although the FCC has not yet issued a ruling in this docket that directly affects us, on November 5, 2008, the FCC issued for public comment two alternative proposed orders that comprehensively address intercarrier compensation reform. In these proposed orders, the FCC asserts legal authority to regulate comprehensively over all intercarrier compensation rates, including intrastate access and local transit charges.

The two proposed orders each request public comment on whether the modifications to the rules governing intercarrier compensation would necessitate any changes to the rules that govern transit traffic. If the FCC does make such changes, whether independently or as part of the intercarrier compensation docket, such changes could have a material and adverse effect on our business. For example, the FCC could change the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier may have the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, each proposed order contains provisions that indirectly affect local transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, under such law, we, as the intermediate transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. Each draft order, however, requires that we, as the transit provider, could be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier receives insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the proposed orders also allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, the alternative proposed orders may result in changes to the demand for our services or otherwise adversely impact our business, financial condition, operating results and growth opportunities in a manner that we have not presently identified.

Access Services

We recently began providing access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC generally regulates interstate access services and the states regulate intrastate access services. The FCC also has certain rights to regulate intrastate access services, and, as part of the intercarrier compensation draft orders discussed above, proposes to significantly reduce both interstate and intrastate terminating access charges over a ten year transition period. As part of the same draft orders, the FCC also proposes to eliminate entirely certain originating interstate and intrastate access charges. Various states are also conducting proceedings to determine whether to mandate any decreases to existing intrastate access charges. If the FCC, whether independent of or as part of the intercarrier compensation docket described above, or any state lowers these access charges, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC, state legislatures or agencies or local authorities may change. If this were to occur, including pursuant to any of the proceedings discussed above, the demand and pricing for our services could change in ways that we cannot easily predict and our revenues could materially decline. These risks include the ability of the federal government, including Congress or the FCC, or state legislatures or agencies, or local authorities to:

•	increase regulatory oversight over the services we provide;

•

adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including reducing the rates for our services;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes changes to our operations or costs or the operations of our customers, including the pricing of our services to our customers;

•

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes a decrease in the amount of traffic our customers exchange with us or causes a change to our customers’ traffic mix, which results in our customers using, on average, lower priced services; or

•	increase or impose new or additional taxes or surcharges that are disadvantageous to the services we provide or cause a decrease in the amount of traffic our customers deliver to us.

We cannot predict when, or upon what terms and conditions, further federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

We face competition from the traditional ILECs and expect to compete with new entrants to the tandem services market.

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, LLC and Peerless Networks, and expect to compete with new entrants to the tandem services market. We expect competition to intensify in the future, especially due to the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below. Some of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, many of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, ILECs could lower their rates or bundle other services with their transit or access services to compete with us. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Increased competition could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.

When there is a significant amount of traffic between two switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. If this occurs, we will experience a reduction in our revenue. The risk of direct connections is increased as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

Our top five customers represent, in the aggregate, a substantial portion of our revenue.

Our top five customers, in the aggregate, represented approximately 62% of our total revenues during the year ended December 31, 2008. Our two largest customers, Sprint Nextel and T-Mobile, accounted for 25% and 15%, respectively, of our total revenues during the year ended December 31, 2008. These customers could, at any time, solicit or receive proposals from other providers to provide services that are the same as or similar to ours. In addition, our contracts with these customers are non-exclusive, there are no volume or exclusivity commitments by customers under these contracts and any customer is able to discontinue the use of all or a portion of our services at any time.

We may lose all or a portion of our business with any of these customers if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the possible entrance of a competitive provider could create significant pricing pressure, which could then cause us to reduce the selling price of our services in a manner that could have a material adverse effect on our business, prospects, financial condition and operating results.

Moreover, the current economic downturn could result in a decrease in the amount of services customers purchase from us or delays or failures to pay for such services. For example, weakening economic conditions could reduce both consumer and non-consumer spending on phone services which in turn could result in a reduction in our customers’ demand for our services. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

During the year ended December 31, 2008, we delivered 49.6% of our terminating transit traffic to five carriers.

Although we also provide access services using our tandem switches, we generate the majority of our revenue from local transit services. We generate revenue from our local transit services by charging transit fees to the originating carrier of the call on a minute(s) of use basis. During the year ended December 31, 2008, we delivered 49.6% of this traffic to five carriers. If for any reason we are unable to terminate local transit traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept transit or access traffic, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.

By operating as a common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of traffic to carriers that decide for whatever reason not to utilize our service. While our experience has been that competitive carriers usually accommodate such requests, we have been involved in various state and federal regulatory proceedings against Level 3 and Verizon Wireless related to their refusal to continue to accept terminating transit traffic. We entered into agreements resolving these disputes in 2008. See “Item 3. Legal Proceedings.” If, however, any carrier in the future refuses to accept traffic over a direct connection or otherwise seeks to limit our ability to exchange traffic under terms we find acceptable or at all, it could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, even though we believe that we have the legal right to exchange traffic with carriers under reasonable terms and may seek to enforce that right in legal or regulatory proceedings, there can be no assurance that we would prevail. Our efforts therefore in any proceedings or responding to other actions could have an adverse impact on us if we do not prevail, or, even if we do prevail, because of legal costs, diversion of management resources and other factors.

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

Additionally, in connection with the merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current transit rates for existing transit customers for 42 months in the AT&T and BellSouth incumbent local exchange carrier service territories. While having no direct regulatory impact on us, such an agreement indirectly limits the rates we can charge for our transit service. Further consolidation in the industry could lead to similar agreements which would limit our ability to grow revenues and may materially affect our operating results.

Failures or interruptions of our tandem network or the loss of, or damage to, a tandem network switch site could materially harm our revenues and impair our ability to conduct our operations.

We provide telecommunications services that are critical to the operations of our customers. Notably, our tandem service is essential to the orderly operation of our customers’ telecommunications system because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations. Our tandem network architecture is integral to our ability to process a high volume of calls in a timely and effective manner. We could experience failures or interruptions of our tandem network and services, or other problems in connection with our operations, as a result of:

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

We may not have sufficient redundant systems or back-up facilities to allow us to receive and process calls in the event of a loss of, or damage to, a tandem network switch site. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our tandem services. Any such loss or damage could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the failures caused by such loss or damage.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

In addition to regulatory proceedings, our competitors and customers may cause us to reduce the prices we charge for our services. The primary sources of pricing pressure include:

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

We began our operations in February, 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our tandem network by our carrier customers;

•	maintain and attract a sufficient number of customers to our tandem network to achieve and sustain profitability;

•	execute our business strategy successfully, including successful development and provision of new services;

•	manage our expanding operations; and

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic volume and to implement new features and functions.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by early stage companies could adversely affect our operating results which could impair our ability to raise capital, expand our business or continue our operations.

Current economic conditions could cause a material reduction in the amount of traffic we carry on our network.

We generate revenue by charging carriers on a per minute of use basis for the traffic we carry on our network. As of December 31, 2008, we do not believe we have been materially and adversely affected by the overall economic conditions. If, however, weakening economic conditions result in decreased spending on phone services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. A reduction from these or other economic related causes that we have not foreseen could have a material and adverse effect on our business, financial condition and operating results.

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

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “We depended upon equity financings, as well as borrowing under our credit facility, to meet our cash requirements after we commenced operations in February 2004, neither of which may be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations” below. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating and retaining personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unable to manage our growth or establish new tandem network switch sites, or do not adequately control expenses associated with the establishment of new markets, our operating results could be adversely affected.

Sustaining our growth has placed significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. As part of our growth strategy, we intend to establish new tandem network switch sites or otherwise extend the reach of our network, particularly in new geographic markets. We will face various risks associated with identifying, obtaining and integrating attractive tandem network switch sites, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, such as regulatory developments, many of which are beyond our control and all of which could delay the establishment of any new markets. We may not be able to establish and operate new markets on a timely or profitable basis. Establishment of new markets will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. If we are unable to successfully manage our growth without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, or if we are unable to control our costs as we establish additional tandem network markets and expand in geographically dispersed locations, our business, prospects, financial condition and operating results could be adversely affected.

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

We incorporate hardware, software and equipment and license technologies developed by third-parties in our tandem network. Our third-party vendors include, among others, Nortel Networks Corp. and Sonus Networks, Inc., our switch vendors, Cisco Systems, Inc. and Oracle, for database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services Inc. and various competitive access providers for transport and Signaling System 7 services. As a result, our ability to provide tandem network services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third party claims for intellectual property infringement. Notably, although we have only recently begun to use Sonus to supply switches and, therefore, our relationship and operating history with Sonus is limited, we have extensively deployed Sonus switches throughout our network. If any third party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

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

We earn revenues for the vast majority of the services that we provide on a per minute of use or per transaction basis. There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle. As a result, if our customers cease, or participants reduce, their usage of our services from their current levels, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, if competitive carriers migrate services to a competitor, develop internal systems to address their transit or access traffic needs, including direct connections, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our tandem network services, such as the growth of wireless services, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenues and growth prospects.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves against ILECs as a neutral, third-party provider of tandem services. Our failure to continue to adhere to this neutrality positioning (for example, by competing with any of our customers in any of their core businesses) may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we have begun providing national transit services and tandem access services, each of which are long distance services, and which can be viewed by some of our customers as being competitive with certain of their services.

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

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the tandem services that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales and to develop new services. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We depended upon equity financings, as well as borrowing under our credit facility, to meet our cash requirements after we commenced operations in February 2004, neither of which may be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations.

We depended upon equity financings, as well as borrowings under our credit facility, to meet our cash requirements after we commenced our operations in February 2004. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may require additional financing sooner than anticipated. Additional equity or debt financing may result in the incurrence of additional leverage or dilution to our stockholders.

Our current credit facility with an affiliate of Western Technologies Investment matures in several installments which began in May 2007 and ending in March 2010. We may default under this facility or may not be able to renew this credit facility upon expiration or on acceptable terms. In addition, we may seek additional funding in the future and intend to do so through public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all, especially given the current state of distress in the credit markets. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

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

Although we achieved net income of approximately $24 million for the year ended December 31, 2008, we expect to incur significant future expenses, particularly with respect to the development of new services, deployment of additional infrastructure, expansion in strategic markets and additional legal costs. To remain profitable, we must continue to increase the usage of our tandem services by our customers and attract new customers. We must also deliver superior service to our customers, mitigate the effects of consolidation and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A substantial portion of our revenues are derived from fees that we charge our customers on a per-minute basis. Therefore, a general market decline in the price for tandem network services may adversely affect the fees we charge our customers and could materially impact our future revenues and profits.

A substantial portion of our cash at December 31, 2008 was invested in one money market mutual fund.

As of December 31, 2008, we had $106.9 million invested in one money market mutual fund. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1; the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The Securities and Exchange Commission, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2008, we held $18.8 million (par value) of investments comprised of auction rate securities (ARS), which are variable-rate securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 31, 2008, we held ARS whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP).

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term from our ARS is limited and it could take until final maturity of the ARS (up to 31 years) to realize our investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In the fourth quarter 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (UBS) which provides us with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The terms of the ARS Rights are further described in a Registration Statement on Form S-3 (File No. 333-153882) initially filed by UBS with the SEC on October 7, 2008. By electing to participate in the settlement and receive the ARS Rights, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. As such, we recorded a gain of $1.4 million related to the ARS Rights and a loss of $2.0 million related to the $18.8 million (par value) ARS portfolio as we may decide not to hold these securities until final maturity because of the settlement. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed. Notwithstanding our participation in the settlement, if UBS becomes insolvent or does not otherwise have sufficient financial resources, UBS may not meet its obligations under the settlement, and we may not be able to access these funds until a future auction on these investments is successful, a secondary market develops or the final maturity of the ARS.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

If we do not adapt to rapid technological change in the communications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, too costly or inefficient on a relative basis. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our addressing, interoperability and infrastructure services, and by developing new features, services and applications to meet changing customer needs. We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers or market share. Although we currently provide our services primarily to traditional telecommunications companies, many existing and emerging companies are providing, or propose to provide, voice or similar services using new technologies. Furthermore, the increased adoption of IP switching technologies could increase the competition we face from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” above. Our future revenues and profits will depend on our ability to provide value added service(s) to competitive carriers. If we are unable to provide these service(s), whether as a result of technology changes or otherwise, we could experience a material adverse effect on our business, prospects, financial condition and operating results.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce our rights under U.S. Patent No. 7,123,708 ( Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). See “Item 3. Legal Proceedings” for a further description of this matter.

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

Our common stock has only traded since November 2, 2007. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	passage of various laws and governmental regulations governing communications-related services and Internet-related services;

•	a decrease in the amount of traffic we carry or the rates we charge for such traffic;

•	failure of or disruption to our physical infrastructure or services;

•	conditions or trends in the Internet, technology and communications industries;

•	the addition or departure of any key employees;

•	the level and quality of securities research analyst coverage of our common stock;

•	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;

•	litigation involving ourselves or our general industry or both;

•	investors’ general perception of us, our services, the economy and general market conditions;

•	developments or disputes concerning our patents or other proprietary rights; and

•	the announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

If any of these factors cause an adverse effect on our business, operating results or financial condition, the price of our common stock could fall. In addition, public announcements by our competitors regarding, among other things, their performance, strategy, accounting practices, or legal problems could cause the price of our common stock to decline regardless of our actual operating performance.

Changes in our capital structure and level of indebtedness and the terms of such indebtedness could adversely affect our business and liquidity position.

Our level of indebtedness, including borrowings under our credit agreement, may increase from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business by:

•	requiring a substantial portion of our cash flow from operations to be dedicated to interest payments on such indebtedness, and thereby not available for other purposes;

•	materially limiting or impairing our ability to obtain further financing;

•	reducing our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise; and

•	further limiting our ability to pay dividends.

In addition, our credit agreement limits our ability to enter into various transactions. If we were to default on any of our indebtedness, or if we were unable to obtain necessary liquidity, our indebtedness would become due and payable immediately and our business could be adversely affected.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our amended and restated certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	require that directors only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors;

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of The NASDAQ Stock Market;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters.

In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. Section 203 regulates corporate acquisitions and limits the ability of a holder of 15% or more of our stock from acquiring the rest of our stock. Under Delaware law a corporation may opt out of the anti-takeover provisions, but we do not intend to do so.

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

Our headquarters is located at One South Wacker Drive, Suite 200, Chicago, Illinois, where we lease approximately 15,000 square feet of office space. Our leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Chicago, IL	15,423	Administrative Office	October 31, 2011
Chicago, IL	4,910	Administrative Office	January 31, 2011
New York, NY	16,532	Switch site	August 31, 2014
Detroit, MI	10,800	Switch site	February 28, 2010
Chicago, IL	10,000	Sublet	September 30, 2015
Indianapolis, IN	9,577	Switch site	April 30, 2012
Los Angeles, CA	6,857	Switch site	October 31, 2011
Cleveland, OH	6,000	Switch site	October 31, 2011
Atlanta, GA	5,861	Switch site	May 31, 2015
Minneapolis, MN	5,808	Switch site	February 28, 2012
Chicago, IL	5.263	Switch site	March 31, 2014
Miami, FL	5,176	Switch site	December 31, 2011
Dallas, TX	4,842	Switch site	May 31, 2017
Chicago, IL	4,347	Switch site	May 31, 2011
San Francisco, CA	3,922	Switch site	April 30, 2014
Philadelphia, PA	3,902	Switch site	August 31, 2017
Cincinnati, OH	3,369	Switch site	September 30, 2015
Boston, MA	2,416	Switch site	June 11, 2016
Houston, TX	2,144	Switch site	April 30, 2018
Orlando, FL	2,092	Switch site	May 31, 2011
Columbus, OH	2,026	Switch site	February 28, 2011
St. Louis, MO	2,000	Switch site	April 30, 2013
Charlotte, NC	1,775	Switch site	March 31, 2018
Milwaukee, WI	1,703	Switch site	November 30, 2014
Phoenix, AZ	1,652	Switch site	March 31, 2012
Denver, CO	1,650	Switch site	May 31, 2017
Vienna, VA	1,131	Switch site	September 30, 2017
Seattle, WA	1,051	Switch site	May 31, 2017
Tampa, FL	1,048	Switch site	January 31, 2016
Portland, OR	635	Switch site	November 30, 2012
Salt Lake City, UT	212	Switch site	November 12, 2012
San Diego, CA	140	Switch site	December 09, 2012
Las Vegas, NV	140	Switch site	May 31, 2018

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

Verizon.    On November 17, 2008, we entered into a settlement agreement with Verizon pursuant to which we resolved our billing dispute of approximately $1.8 million. The dispute originated from charges we believe Verizon improperly imposed on us under a Verizon tariff.

Peerless Networks, LLC.    On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 ( Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. We believe that defendants’ remaining allegations have no merit and intend to vigorously defend ourselves against these remaining counterclaims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “TNDM” since November 2, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2008	High	Low
First Quarter	$22.90	$17.29
Second Quarter	$20.46	$17.15
Third Quarter	$20.84	$16.86
Fourth Quarter	$17.98	$12.86

2007	High	Low
Fourth Quarter (beginning November 2, 2007)	$20.28	$17.42

The closing sale price of our common stock on the Nasdaq Global Market was $18.99 per share on March 6, 2009. There were approximately 3,200 beneficial shareholders of record of our common stock at March 6, 2009. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 14-month total return provided stockholders on Neutral Tandem Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock and its relative performance is tracked through December 31, 2008. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Neutral Tandem under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock with dividends reinvested)

Use of Proceeds

On November 7, 2007, we completed our initial public offering of common stock in which we sold 7,247,489 shares of common stock (including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option) and selling shareholders sold 399,928 shares of common stock, in each case at an issue price of $14.00 per share. The SEC declared the registration statement for the initial public offering (File No. 333-140127) effective on November 1, 2007. The managing underwriters for the offering were Morgan Stanley and CIBC World Markets. We raised a total of $101.5 million in gross proceeds from our initial public offering, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. We did not receive any proceeds from the sale of common stock by the selling stockholders.

At December 31, 2008, the entire $91.3 million of net proceeds, along with certain additional funds unrelated to our initial public offering, was invested in one money market mutual fund. For further discussion of this investment see footnote 10 to the audited financial statements—“Investments and Fair Value Measurements.” Pending the remaining use of net proceeds, the net proceeds will be used for working capital, capital expenditures and general corporate purposes which may include fees, salaries and bonuses to our directors and officers. We currently cannot estimate the portion of the net proceeds that will be used for any specific purpose.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2008, 2007, and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations
Revenue	$120,902	$85,555	$52,866	$27,962	$3,439
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	40,327	30,163	21,305	11,349	2,027
Operations	16,929	15,536	11,613	8,189	2,704
Sales and marketing	1,940	1,770	1,553	1,360	775
General and administrative	12,104	9,426	4,166	3,053	2,310
Depreciation and amortization	14,023	11,076	7,160	3,141	655
Impairment of fixed assets	195	—	1,234	—	—
Loss (gain) on disposal of fixed assets	(11)	(144)	333	—	—

Total operating expense	85,507	67,827	47,364	27,092	8,471

Income (loss) from operations	35,395	17,728	5,502	870	(5,032)

Other (income) expense
Interest expense	924	1,668	1,289	843	276
Interest income	(3,474)	(1,321)	(778)	(170)	(69)
Change in fair value of warrants	—	4,919	832	674	—
Other (income) expense	1,131	—	—	(11)	—

Total other (income) expense	(1,419)	5,266	1,343	1,336	207

Income (loss) before income taxes	36,814	12,462	4,159	(466)	(5,239)
Provision (benefit) for income taxes	12,794	6,204	(499)	—	—

Net income (loss)	$24,020	$6,258	$4,658	$(466)	$(5,239)

Net income (loss) per common share—basic (1)	$0.76	$0.68	$0.88	$(0.08)	$(1.02)
Net income (loss) per common share—diluted (1)	$0.72	$0.24	$0.20	$(0.08)	$(1.02)
Weighted average number of shares outstanding—basic:	31,790	9,248	5,293	5,628	5,117
Weighted average number of shares outstanding—diluted:	33,236	26,378	23,481	5,628	5,117

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$110,414	$112,020	$20,084	$1,291	$199
Total current assets	131,335	127,382	31,525	10,566	9,715
Total assets	195,843	166,016	61,991	31,224	19,330
Total current liabilities	10,904	16,276	13,325	6,895	3,579
Total liabilities	15,977	22,094	25,356	11,833	7,769
Total preferred stock	—	—	38,000	26,000	17,500
Total shareholders’ equity (deficit)	179,866	143,922	(1,365)	(6,609)	(5,939)

Cash Flow Data:
Cash flows from operating activities	$35,152	$24,141	$12,967	$2,147	$(4,572)
Cash flows from investing activities	(41,136)	(19,947)	(12,719)	(10,240)	(10,030)
Cash flows from financing activities	4,378	87,742	18,545	9,185	14,719

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.

To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” or “may,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this annual report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with our “Risk Factors”, “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consists of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We have signed agreements with major competitive carriers and non-carriers and we operated in 100 markets as of December 31, 2008. During the fourth quarter of 2008, our network carried 18.1 billion minutes of traffic. As of December 31, 2008, our network was capable of connecting calls to an estimated 391 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Since commencing service in February 2004, we have grown rapidly and operated in 100 markets as of December 31, 2008. For the year ended December 31, 2008, we increased revenue to $120.9 million, an increase of 41.2% compared to the year ended December 31, 2007. The increase in revenue was primarily due to an increase of minutes of use to 61.0 billion minutes processed in the year ended December 31, 2008 from 41.0 billion minutes processed in the year ended December 31, 2007, an increase of 48.8%. Our income from operations for the year ended December 31, 2008 was $35.4 million compared to $17.7 million for the year ended December 31, 2007. Net income was approximately $24.0 million compared to net income of $6.3 million for the year ended December 31, 2007.

Revenue

We generate revenue from the sale of our neutral tandem interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
Revenue (In thousands)	$120,902	$85,555	$52,866
Minutes of Use Billed (In millions)	61,001	41,003	24,749
Average fee per billed minute	$0.0020	$0.0021	$0.0021

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers and consolidation between customers, or a customer using a different interconnection provider or experiencing a decrease in the volume of traffic it carries.

The average fee per minute varies depending on market forces and type of service. The market rate in each market is based upon competitive conditions along with the competing rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 36 new markets that we added in 2008, the 30 new markets that we added in 2007, the 20 additional markets we added in 2006 and the ten new markets added in 2005 as financially attractive, the rates we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

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

Operating Expense

Operating expenses consist of network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, impairment of fixed assets and the gain or loss on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew from 58 employees at December 31, 2004 to 137 employees at December 31, 2008.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must provide additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through May 2018. Additionally, we pay the cost of all the utilities for all of our switch locations.

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

General and Administrative Expense.    General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit and other accounting costs. The other accounting costs relate to work surrounding compliance with the Sarbanes-Oxley Act.

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

Impairment of Fixed Assets.    The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operation. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating future cash flows associated with the asset.

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

Change in Fair Value of Warrants.    Freestanding warrants related to preferred shares that were conditionally redeemable were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the closing of the Company’s IPO in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, were no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity, and the Company ceased to record any further periodic fair value adjustments.

Interest Income (Expense).    Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents and non-current investments.

Other Expense.    Other expense consists of expenses incurred in connection with the secondary offering by certain of our shareholders completed in April 2008. In addition, during the fourth quarter 2008, other expense included adjustments to the fair value of the ARS offset by adjustments to the fair value of the ARS Rights.

Income Taxes.    Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and any net operating loss carryforwards.

See “Risk Factors” for certain matters that may bear on our future results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this annual report. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We generate revenue from sales of our neutral tandem interconnection services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony providers.

Auction Rate Securities and ARS Rights

We classified our auction rate securities (ARS) as long-term investments and as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) through the Company’s third quarter 2008.

In the fourth quarter 2008, we entered into a settlement with UBS related to the ARS, pursuant to which we elected to participate in a rights offering that provides us with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The terms of the ARS Rights are further described in a Registration Statement on Form S-3 (File No. 333-153882) initially filed by UBS with the SEC on October 7, 2008. By electing to participate in the settlement and receive the ARS Rights, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our auction rate securities.

Our ARS Rights are required to be recognized as a free-standing asset, separate from our ARS. We elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value under SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159), which permits an entity to elect the fair value option for recognized financial assets. As such, we recorded a gain of $1.4 million related to the ARS Rights and a loss of $2.0 million on our ARS portfolio. The ARS Rights and the ARS were reclassified from available-for-sale to trading securities and are recorded in our non-current other assets in the accompanying consolidated balance sheets as of December 31, 2008.

We may not to hold the auction rate securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

We may also develop, and report, significant estimates when our transport vendors invoice us for amounts that we dispute where (i) it is probable that the dispute will ultimately result in a payment by us and (ii) an amount can be reasonably estimated. At December 31, 2008, our disputed charges accrual was approximately $0.8 million. In addition, we anticipate this disputed charges accrual could materially increase over time in connection with other disputes.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statement of operations. The adoption of FIN 48 did not have an effect on our consolidated results of operations or financial condition. For the year ended December 31, 2008, the Company did not recognize any adjustments for unrecognized income tax benefits or expense.

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

The Company utilizes the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will apply its own volatility to the calculation.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2008, 2007 and 2006:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$120,902	$85,555	$52,866

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	40,327	30,163	21,305
Operations	16,929	15,536	11,613
Sales and marketing	1,940	1,770	1,553
General and administrative	12,104	9,426	4,166
Depreciation and amortization	14,023	11,076	7,160
Impairment of fixed assets	195	—	1,234
Loss (gain) on disposal of fixed assets	(11)	(144)	333

Total operating expense	85,507	67,827	47,364

Income from operations	35,395	17,728	5,502

Other (income) expense
Interest expense, including debt discount of $139, $124 and $68, respectively	924	1,668	1,289
Interest income	(3,474)	(1,321)	(778)
Change in fair value of warrants	—	4,919	832
Other expense	1,131	—	—

Total other (income) expense	(1,419)	5,266	1,343

Income before income taxes	36,814	12,462	4,159
Provision (benefit) for income taxes	12,794	6,204	(499)

Net income	$24,020	$6,258	$4,658

Net income per share:
Basic	$0.76	$0.68	$0.88

Diluted	$0.72	$0.24	$0.20

Weighted average number of shares outstanding:
Basic	31,790	9,248	5,293

Diluted	33,236	26,378	23,481

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.    Revenue of $120.9 million for the year ended December 31, 2008 increased $35.3 million, or 41.2%, from $85.6 million for the year ended December 31, 2007. The increase in revenue was primarily due to an increase in minutes of use billed to 61.0 billion minutes processed for the year ended December 31, 2008, from 41.0 billion minutes processed in the year ended December 31, 2007, an increase of 20.0 billion minutes, or 48.8%. The number of minutes carried over our network increased as a result of further penetration of current markets and customers, as well as the entry into 36 new markets in 2008.

The number of markets in which we operated increased to 100 at December 31, 2008 from 64 at December 31, 2007. The average fee per minute for the year ended December 31, 2008 of $0.0020 decreased from the December 31, 2007 amount of $0.0021.

Operating Expenses.    Operating expenses of $85.5 million for the year ended December 31, 2008 increased $17.7 million from $67.8 million in the year ended December 31, 2007, or 70.7% and 79.2% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $40.3 million for the year ended December 31, 2008, or 33.3% of revenue, increased from $30.2 million for the year ended December 31, 2007, or 35.3% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 445 switch locations to 1,336 switch locations at December 31, 2008 from 891 switch locations at December 31, 2007. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of December 31, 2008 grew to 31 compared to 24 locations at December 31, 2007.

Operations Expenses.    Operations expenses of $16.9 million for the year ended December 31, 2008, or 14.0% of revenue, increased $1.4 million compared to $15.5 million for the year ended December 31, 2007, or 18.1% of revenue. The increase in our operations expenses primarily resulted from an increase in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. Because many of the components making up our operations expenses are somewhat fixed in nature, or increase at a slower rate than our minute of use billed and revenue growth, the percentage to revenue for 2008 decreased compared to 2007.

Sales and Marketing Expense.    Sales and marketing expense of $1.9 million for the year ended December 31, 2008, or 1.6% of revenue, increased slightly from $1.8 million for the year ended December 31, 2007, or 2.1% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force.

General and Administrative Expense.    General and administrative expense increased to $12.1 million for the year ended December 31, 2008, or 10.0% of revenue, compared to $9.4 million for the year ended December 31, 2007, or 11.0% of revenue. The $2.7 million increase in our general and administrative expense is primarily due to an increase of $1.9 million in payroll and benefits, $0.5 million in professional fees and $0.3 million in business insurance.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $14.0 million for the year ended December 31, 2008, or 11.6% of revenue, compared to $11.1 million for the year ended December 31, 2007, or 13.0% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets along with accelerated depreciation of $2.2 million which was related to our conversion to new switch equipment in our New York, Michigan, Ohio, Illinois, Minnesota and Indiana locations.

Impairment of Fixed Assets.    The impairment of fixed assets of $0.2 million for the year ended December 31, 2008 increased compared to no impairment of fixed assets for the year ended December 31, 2007.

In June of 2008, we decided to invest in new switch equipment in our Michigan and Ohio locations. As a result of this decision, a significant portion of the old switch equipment in Michigan and Ohio was no longer utilized. In 2008, we recorded asset impairment of $0.2 million related to the installation of new equipment in our Michigan and Ohio locations. The new equipment in Michigan and Ohio was installed and became operational in October 2008.

Loss (gain) on Disposal of Fixed Assets.    We sold equipment in 2008 in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale.

Other (Income) Expense.    Other income was $1.4 million in the year ended December 31, 2008 compared to other expense of $5.3 million for the year ended December 31, 2007. During 2008, the increase in investment income, decrease in interest expense associated with debt and decrease in the change in fair value of warrants was partially offset by an increase in other expense. Other expense in 2008 includes costs we incurred in connection with a demand registration by certain of our shareholders that was consummated in the closing of a secondary offering of our common stock by certain selling shareholders in April 2008 of $0.6 million and the net of our $2.0 million loss associated with the fair value of the auction rate securities and our $1.4 million gain associated with the fair value of the ARS Rights (see note 10—Investments and Fair Value Measurements).

Provision for Income Taxes.    Provision for income taxes was $12.8 million for the year ended December 31, 2008, an increase of $6.6 million compared to $6.2 million for the year ended December 31, 2007. The effective tax rate at December 31, 2008 was 34.8% compared to the effective tax rate at December 31, 2007 of 49.8%. The 2008 estimated effective income tax rate is lower than the statutory rate primarily due to the Illinois EDGE credit tax benefit and tax exempt municipal interest. The 2007 effective tax rate was higher than the statutory rate primarily due to the non-deductibility of our expense related to the change in fair value of warrants.

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

The number of markets in which we operated increased to 64 at December 31, 2007 from 34 at December 31, 2006. The average fee per minute for the years ended December 31, 2007 and 2006 remained constant at $0.0021.

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

Operations Expenses.    Operations expenses of $15.5 million for the year ended December 31, 2007, or 18.1% of revenue, increased $3.9 million compared to $11.6 million for the year ended December 31, 2006, or 21.9% of revenue. The increase in our operations expenses primarily resulted from an increase in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense.    Sales and marketing expense of $1.8 million for the year ended December 31, 2007, or 2.1% of revenue, increased slightly from $1.6 million for the year ended December 31, 2006, or 3% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force.

General and Administrative Expense.    General and administrative expense increased to $9.4 million for the year ended December 31, 2007, or 11% of revenue, compared to $4.2 million for the year ended December 31, 2006, or 7.9% of revenue. The increase in our general and administrative expense was primarily due to higher professional fees related to regulatory proceedings with Level 3 Communications, LLC. See Item. 3 “Legal Proceedings.”

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

At December 31, 2008, we had $110.4 million in cash and cash equivalents, $16.9 in long term investments and $0.4 million in restricted cash. In comparison, at December 31, 2007 we had $112 million in cash and cash equivalents and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds and long-term investments consist of auction rate securities. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2008 was $120.4 million compared to $111.1 million at December 31, 2007. We received $91.3 million of net proceeds upon completion of our initial public offering in November 2007.

Our capital expenditures of $22.3 million, $20.1 million and $17.1 million in the years ended December 31, 2008, 2007 and 2006, respectively, related primarily to the installation of switching equipment in existing and new locations. Capital expenditures for 2009 are expected to be between $18 million and $20 million.

We believe that cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months. Given the generally negative and highly volatile global economic climate and the challenges and uncertainties in the global credit markets, however, no assurance can be given that this will be the case.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisitions or strategic opportunities.

The following table sets forth components of our cash flow for the following periods:

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities	$35,152	$24,141	$12,967
Cash flows from investing activities	($41,136)	($19,947)	($12,719)
Cash flows from financing activities	$4,378	$87,742	$18,545

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

Cash provided by operations for the year ended December 31, 2008 of $35.2 million was attributable to net income of $24 million plus non-cash charges of $19.8 million consisting primarily of depreciation and amortization, deferred tax expense, stock-based compensation expense and changes in fair value of auction rate securities partially offset by a non-cash tax benefit of $7.6 million and changes in fair value of ARS Rights of $1.4 million. Receivables, other current assets and other non-current assets increased by $5.3 million. Accrued liabilities and non-current liabilities decreased by $3.7 million primarily due to the reduction of amounts reserved for vendor disputes. Cash provided by operations for the year ended December 31, 2007 of $24.1 million was attributable to net income of $6.3 million plus non-cash charges, primarily amortization and depreciation and change in fair value of warrants, of $17.4 million, and $5.3 million due to an increase in accrued liabilities, less $4.9 million due to an increase in accounts receivable and a decrease in accounts payable. Cash provided by operations for the year ended December 31, 2006 of $13.0 million was attributable to net income of $4.7 million, plus non-cash charges, primarily amortization and depreciation, equipment loss and impairment of $9.4 million related to our decommissioning of several circuit switches and an increase in accounts payable, accrued liabilities and deferred tax liabilities of $3.1 million, which was partially offset by an increase in accounts receivable and other current and non-current assets of $4.2 million

Recent economic conditions have made the availability of credit for working capital purposes more difficult to obtain. If these conditions continue, it may impact our customers’ ability to pay their obligations to us as they become due and consequently impact our cash flows from operating activities. While we do not believe we have been materially impacted by these conditions to date, the magnitude of such impact, if any, is not known.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Cash used in investing activities for the year ended December 31, 2008 was $41.1 million and primarily represented net use of funds from the purchase of investments of $25.2 million and the additions to property, plant and equipment of $22.3 million partially offset by the proceeds from the investment redemption of $6.3 million. Cash used in investing activities for the year ended December 31, 2007 was $19.9 million. We invested $20.1 million in the purchase of switch equipment, partially offset by proceeds from sale of equipment of $0.2 million. Cash used in investing activities for the year ended December 31, 2006 was $12.7 million. We invested $17.1 million in the purchase of switch equipment, offset by a decrease in short-term investments of $4.5 million.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

Net proceeds from financing activities for the year ended December 31, 2008 were $4.4 million and primarily relate to the proceeds from the issuance of common stock associated with stock options of $1.3 million and the tax benefit associated with stock option exercise of $7.6 million partially offset by our repayment of $4.5 million of principal on our outstanding debt. We generated cash flow from financing activities for the year ended December 31, 2007 of $87.7 million primarily as a result of $93.2 million in net proceeds from the issuance of common shares and the company’s initial public offering. These net proceeds were partially offset by our repayment of $5.5 million of principal on our outstanding debt. We generated cash flow from financing activities for the year ended December 31, 2006 of $18.5 million primarily as a result of $11.9 million in net proceeds from the issuance of preferred shares, $10.0 million in borrowing under our credit facility from an affiliate of Western Technology Investment and $0.3 million in proceeds from the exercise of stock options. These proceeds were partially offset by our repayment of $3.6 million of principal on our outstanding debt.

Investments

At December 31, 2008, we held $18.8 million (par value) of investments comprised of auction rate securities, or ARS, which are variable-rate securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 31, 2008, we held ARS whose underlying assets are generally student loans which are insured in part by the federal government under the FFELP.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value of our ARS during the next twelve months is limited, without the settlement discussed in the following paragraph, and it could take until final maturity of the ARS (up to 31 years) to realize our investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In the fourth quarter 2008, we entered into a settlement with UBS related to the ARS, pursuant to which we elected to participate in a rights offering that provides us with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The terms of the ARS Rights are further described in a Registration Statement on Form S-3 (File No. 333-153882) initially filed by UBS with the SEC on October 7, 2008. By electing to participate in the settlement and receive the ARS Rights, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS Rights. As such, we recorded a gain of $1.4 million related to the ARS Rights and a loss of $2.0 million related to the $18.8 million (par value) ARS portfolio as we may not to hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

We also invest our excess cash in money market mutual funds whose carrying values approximate market. As of December 31, 2008, we had $106.9 million in cash and cash equivalents invested in one money market mutual fund of which $99.3 million is guaranteed under the U.S. Department of the Treasury Guaranty Program.

For further discussion of these investments see footnote 10 to the audited financial statements—“Investments and Fair Value Measurements”.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2008. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2008.

	Payments due by period
Contractual Cash Obligations	Total	Current	2-3 years	4-5 years	More than 5 years
	(In thousands)
Principal payments on long-term debt	$3,248	$3,013	$235	$—	$—
Interest payments on long-term debt (1)	1,118	1,118	—	—	—
Operating leases	22,082	4,287	8,119	4,836	4,840
Transport purchase commitment	8,460	2,760	5,700	—	—

Total	$34,908	$11,178	$14,054	$4,836	$4,840

(1)	Interest rate is fixed according to the terms of the loan agreement.

Long-Term Debt

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. This credit facility matures in several installments, beginning in May 2007 and ending in March 2010. As of December 31, 2008 we had approximately $3.2 million outstanding under this credit facility and no available capacity for future borrowings. Outstanding loans bear interest at prime plus 1.25% and there is a terminal payment of 9.6% of the original amount borrowed. The average interest rate of this credit facility, including all balloon payments, was approximately 12.9% for each of the years ended December 31, 2008, 2007 and 2006. Our obligations under the credit facility are secured by a lien on substantially all of our assets and specified equipment.

In accordance with the terms of the credit facility, we issued warrants to the note holders to purchase shares of our preferred stock. In 2004, we issued 200,000 warrants, 92,812 warrants and 21,885 warrants with an exercise price of $1.00, $1.48 and $6.28 each, respectively. In 2006, we issued 87,539 warrants with an exercise price of $6.28 each. The warrants were exercisable at any time up to eight years after their issuance. On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of our common stock during the three days prior to such exercise. Based upon the closing prices of our common stock on February 20, 2008, February 19, 2008 and February 15, 2008 we issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

The fair value of these warrants at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000. This amount has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense for the years ended December 31, 2008, 2007 and 2006 were $95,000, $139,000, and $124,000, respectively.

Under the terms of the credit facility, we must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of our business without the permission of the lender. As of December 31, 2008 and 2007, we were in compliance with all of the covenants under the agreement.

Letters of Credit

We use cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At December 31, 2008 there was $440,000 of restricted cash used as collateral for $393,000 in letters of credit outstanding.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through May 2018. Rental expense for the years ended December 2008, 2007 and 2006 was $4.0 million, $3.2 million, $2.1 million, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Purchase Commitment

We have a service agreement with one of our major transport providers, where we have committed to purchase a minimum amount of service beginning in 2009. There was no purchase commitment as of December 31, 2008 and December 31, 2007.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2008, 2007 and 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than as noted in “Contractual Cash Obligations” above.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations . SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces the Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt this standard for acquisitions consummated after the effective date.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 , or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt this standard for acquisitions consummated after the effective date.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have a material impact on our consolidated financial statements.

Commencing in November 2007, the Company elected to use the simplified method to estimate the expected term for valuation of stock options as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, we used the simplified method in 2008. We will continue to utilize the simplified method until we have a reasonable basis to estimate the expected term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents, short and long-term investments and restricted cash totaling $129.1 million and $112.4 million at December 31, 2008 and December 31, 2007, respectively. These amounts were allocated primarily in money market funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2008, we had $106.9 million in cash and cash equivalents invested in one money market mutual fund and $18.2, in the aggregate, in ARS and ARS Rights. For further discussion of these investments see footnote 10 to the consolidated financial statements—“Investments and Fair Value Measurements.”

None of our indebtedness discussed in footnote 5 to the consolidated financial statements—“Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at December 31, 2008, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois:

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2009

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$110,414	$112,020
Receivables	16,785	12,104
Deferred tax asset-current	2,341	2,242
Other current assets	1,795	1,016

Total current assets	131,335	127,382
Property and equipment—net	45,266	37,410
Restricted cash	440	419
Other assets	18,802	805

Total assets	$195,843	$166,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258	$575
Accrued liabilities:
Circuit cost	3,358	5,694
Rent	1,183	1,163
Payroll and related items	952	1,692
Other	2,192	2,768
Current installments of long-term debt	2,961	4,384

Total current liabilities	10,904	16,276
Other liabilities	191	527
Deferred tax liability-noncurrent	4,647	2,095
Long-term debt—excluding current installments	235	3,196

Total liabilities	15,977	22,094

Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 32,357,383 shares and 30,832,939 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	32	32
Warrants	—	6,920
Additional paid-in capital	151,733	132,889
Retained earnings	28,101	4,081

Total shareholders’ equity	179,866	143,922

Total liabilities and shareholders’ equity	$195,843	$166,016

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue	$120,902	$85,555	$52,866

Operating expense:
Network and facilities expense (excluding depreciation and amortization)	40,327	30,163	21,305
Operations	16,929	15,536	11,613
Sales and marketing	1,940	1,770	1,553
General and administrative	12,104	9,426	4,166
Depreciation and amortization	14,023	11,076	7,160
Impairment of fixed assets	195	—	1,234
Loss (gain) on disposal of fixed assets	(11)	(144)	333

Total operating expense	85,507	67,827	47,364

Income from operations	35,395	17,728	5,502

Other (income) expense:
Interest expense, including debt discount of $95, $139 and $124, respectively	924	1,668	1,289
Interest income	(3,474)	(1,321)	(778)
Change in fair value of warrants	—	4,919	832
Other expense	1,131	—	—

Total other (income) expense	(1,419)	5,266	1,343

Income before income taxes	36,814	12,462	4,159
Provision (benefit) for income taxes	12,794	6,204	(499)

Net income	$24,020	$6,258	$4,658

Net income per share:
Basic	$0.76	$0.68	$0.88

Diluted	$0.72	$0.24	$0.20

Weighted average number of shares outstanding:
Basic	31,790	9,248	5,293

Diluted	33,236	26,378	23,481

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Shares Outstanding		Common Shares	Warrants	Additional Paid-In Capital	Accum Deficit/ Retained Earnings	Total Shareholders’ Equity
	Common Shares	Warrants
Balance at January 1, 2006	5,535,284	—	5	—	147	(6,761)	(6,609)
Net income and comprehensive income	—	—	—	—	—	4,658	4,658
Purchase of common shares for retirement	(299,100)	—	—	—	(1)	—	(1)
Exercise of stock options	83,250	—	1	—	261	—	262
Stock option expense	—	—	—	—	399	—	399
Accretion of preferred stock	—	—	—	—	—	(74)	(74)

Balance at December 31, 2006	5,319,434	—	6	—	806	(2,177)	(1,365)
Net income and comprehensive income	—	—	—	—	—	6,258	6,258
Proceeds from issuance of common shares, net of costs	7,248,700	—	7	—	93,104	—	93,111
Preferred conversion to common shares	18,000,230	—	18	—	37,982	—	38,000
Reclassification of warrants	—	402,236	—	6,920	—	—	6,920
Exercise of stock options	264,575	—	1	—	91	—	92
Stock option expense	—	—	—	—	906	—	906

Balance at December 31, 2007	30,832,939	402,236	32	6,920	132,889	4,081	143,922
Net income and comprehensive income	—	—	—	—	—	24,020	24,020
Retirement of common shares	(16,500)	—	—	—	—	—	—
Exercise of warrants	356,921	(402,236)	—	(6,920)	6,920	—	—
Excess tax benefit associated with stock option exercise	—	—	—	—	7,600	—	7,600
Exercise of stock options	1,184,023	—	—	—	1,257	—	1,257
Stock option expense	—	—	—	—	3,067	—	3,067

Balance at December 31, 2008	32,357,383	—	$32	$—	$151,733	$28,101	$179,866

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$24,020	$6,258	$4,658
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	14,023	11,076	7,160
Deferred income taxes	2,453	526	(673)
Impairment of fixed assets	195	—	1,234
Loss (gain) on disposal of fixed assets	(11)	(144)	333
Non-cash share-based compensation	3,067	906	399
Amortization of debt discount	95	139	124
Changes in fair value of warrants	—	4,919	832
Changes in fair value of ARS	1,957	—	—
Changes in fair value of ARS Rights	(1,376)	—	—
Excess tax benefit associated with stock option exercise	(7,600)	—	—
Changes in assets and liabilities:
Receivables—net	(4,681)	(4,228)	(3,255)
Other current assets	(844)	(150)	(662)
Other noncurrent assets	247	174	(230)
Accounts payable	(25)	(671)	433
Accrued liabilities	3,534	5,228	2,225
Noncurrent liabilities	98	108	389

Net cash flows from operating activities	35,152	24,141	12,967

Cash Flows From Investing Activities:
Purchase of equipment	(22,301)	(20,149)	(17,098)
Proceeds from sale of equipment	11	224	—
Increase in restricted cash	(21)	(22)	(71)
Purchase of long-term investments	(25,150)	—	—
Sale of long-term investments	6,325	—	—
Purchase of short-term investments	—	—	(48,000)
Sale of short-term investments	—	—	52,450

Net cash flows from investing activities	(41,136)	(19,947)	(12,719)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	1,257	1,924	262
Proceeds from issuance of common shares, net of issuance cost	—	91,279	—
Purchase of common shares for retirement	—	—	(1)
Proceeds from the issuance of convertible preferred shares, net of issuance cost	—	—	11,926
Proceeds from the issuance of long-term debt	—	—	10,000
Excess tax benefit associated with stock option exercise	7,600	—	—
Principal payments on long-term debt	(4,479)	(5,461)	(3,642)

Net cash flows from financing activities	4,378	87,742	18,545

Net Increase In Cash And Cash Equivalents	(1,606)	91,936	18,793
Cash And Cash Equivalents—Beginning	112,020	20,084	1,291

Cash And Cash Equivalents—End	$110,414	$112,020	$20,084

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$1,022	$1,258	$776

Cash paid for taxes	$3,264	$3,385	$781

Cash refunded for taxes	$—	$542	$—

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$171	$463	$1,136

Financing Activity—Warrants issued	$—	$—	$289

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Organization—Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consists of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

Initial Public Offering—In November 2007, the Company completed its initial public offering (IPO) of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18.0 million shares of common stock.

Secondary Offering—In April 2008, certain shareholders of the Company completed a secondary offering in which 4.9 million shares of the Company’s common stock were sold at a price of $18.00 per share. The Company did not sell any shares of its common stock and received no proceeds from the secondary offering. The Company paid approximately $0.6 million of certain expenses related to the offering and recorded the entire amount as other expense in the first quarter 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of investments, fair value of stock-based awards and warrants issued prior to its IPO and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. At December 31, 2008 the Company had $3.5 million of cash in banks and $106.9 million in one money market mutual fund. At December 31, 2007, the Company had $6.1 million of cash in banks and $105.9 million in one money market mutual fund.

Long-term Investments—The Company considers all investments with remaining time to maturity of one year or more to be long-term investments. At December 31, 2008, the Company’s long-term investments consisted of auction rate securities (ARS) and are recorded within the other non-current asset category of the Company’s balance sheet. The Company did not have any long-term investments at December 31, 2007.

The Company’s long-term investments were classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) through the Company’s third quarter 2008.

In the fourth quarter 2008, the Company entered into a settlement with UBS related to the ARS, pursuant to which the Company elected to participate in a rights offering that provides it with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the settlement and receive the ARS Rights, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into the settlement agreement the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value under SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115 (SFAS 159), which permits an entity to elect the fair value option for recognized financial assets. This resulted in the changes in the fair value of the ARS Rights to be recognized in the Company’s consolidated statements of income. As such, the Company recorded a gain of $1.4 million related to the ARS Rights provided by the settlement and a loss of $2.0 million on the Company’s ARS portfolio. The ARS Rights and the ARS were reclassified from available-for-sale to trading securities are recorded in Non-current other assets in the accompanying consolidated balance sheets as of December 31, 2008.

The Company may not to hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Fair Values of Financial Instruments—The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s ARS and related ARS Rights. See Note 10 to the Consolidated Financial Statements for further details on investment and fair value measurements.

The Company did not elect to measure its debt at fair value. The estimated fair value of the Company’s debt at December 31, 2008 was $3.8 million compared to the carrying amount of $3.2 million included in the consolidated balance sheet. The estimated fair value of the Company’s debt at December 31, 2007 was $8.3 million compared to the carrying amount of $7.6 million included in the consolidated balance sheet.

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

Restricted Cash—The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at both December 31, 2008 and 2007. As the Company expands into additional markets, the amount of restricted cash pledged to letters of credit may increase.

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

In June 2008, the Company decided to invest in new switch equipment in its Michigan and Ohio locations. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. As a result, the Company recorded a charge of approximately $0.2 million related to the combined asset impairment and accelerated the depreciation on the switch equipment. In both markets, the new equipment was installed and became operational in the fourth quarter 2008.

Asset Retirement Obligation—The Company leases all of its switch locations. The Company’s leases with its landlords require it to return the switch locations back to their original condition or that major work, such as heating and ventilation upgrades, stay with the facility. Therefore, the Company has a basic requirement to remove its switch equipment, telephone connections and battery power supply. The Company believes the cost to remove all items identified above would be an immaterial amount.

Freestanding Convertible Preferred Stock Warrants—In accordance with the terms of the credit facility, The Company issued warrants to the note holders to purchase shares of its preferred stock. In 2004, the Company issued 200,000 warrants, 92,812 warrants and 21,885 warrants with an exercise price of $1.00, $1.48 and $6.28 each, respectively. In 2006, the Company issued 87,539 warrants with an exercise price of $6.28 each. The warrants were exercisable at any time up to eight years after their issuance. On February 21, 2008 the note holders elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants the note holders elected to exercise the warrants on a net basis based upon the average closing price of the Company’s common stock during the three days prior to such exercise. Based upon the closing prices of the Company’s common stock on February 20, 2008, February 19, 2008 and February 15, 2008 the Company issued a total of 356,921 shares of common stock on February 25, 2008 in full satisfaction of all outstanding warrants.

Upon the closing of the Company’s initial public offering (IPO) in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (FSP 150-5). At November 2007, the aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity, and the Company has ceased to record any further periodic fair value adjustments.

In 2007 (through the completion of its IPO) and 2006, the Company recorded $4.9 million and $0.8 million, respectively, of expense reflected in change in fair value of warrants, a component of other (income) expense, net to reflect the increase in fair value during the period.

Revenue Recognition—The Company generates revenue from sales of its tandem interconnection services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched for which service is provided and when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony.

Accounting for Legal Costs Expected to Be Incurred In Connection with a Loss Contingency—As of December 31, 2007, the Company included an estimate of $0.4 million for future legal fees to be incurred in connection with the resolution of a vendor dispute when the loss contingency was initially determined. The estimate is consistent with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. In the fourth quarter of 2008, the vendor dispute was resolved for an amount that approximates what the Company had reserved. At December 31, 2008, there was no estimate for future legal fees to be incurred in connection with a loss contingency.

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

Earnings Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. During periods in which a net loss is incurred, diluted earnings per share amounts are the same as the basic per share amounts because the effect of all options, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock is anti-dilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Years Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Numerator:
Net income applicable to common stockholders	$24,020	$6,258	$4,658

Denominator:
Weighted average common shares outstanding	31,790	9,248	5,293
Effect of dilutive securities:
Stock options	1,392	1,567	355
Warrants	54	275	—
Series A Preferred Stock	—	7,644	9,000
Series B-1 Preferred Stock	—	4,873	5,737
Series B-2 Preferred Stock	—	1,149	1,353
Series C Preferred Stock	—	1,622	1,743

Denominator for diluted earnings per share	33,236	26,378	23,481

Net earnings per share:
Basic—as reported	$0.76	$0.68	$0.88

Diluted—as reported	$0.72	$0.24	$0.20

For purposes of calculating the 2006 diluted earnings per share, the Company excluded the impact of the convertible warrants on weighted average shares as the cash settlement method results in an anti- dilutive impact on the calculation.

Options to purchase 1,551,500, 93,000 and 1,335,000 shares of common stock at a weighted-average price of $17.91, $10.40 and $1.22 per share were outstanding during the year ended December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Comprehensive Income—Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income for the years ended December 31, 2008, 2007 and 2006.

Accounting for Stock-Based Compensation—The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123R, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the years ended December 31, 2008, 2007 and 2006, is $3.1 million, $0.9 million, and $0.4 million, respectively.

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

Concentrations—For the years ended 2008, 2007 and 2006, the aggregate revenues of four customers accounted for 56%, 54% and 46% of total revenues, respectively. At December 31, 2008 and 2007, the aggregate accounts receivable of four customers accounted for 53% and 55% of the Company’s total trade accounts receivable, respectively.

In 2008, the Company had two customers in excess of ten percent of sales, which were 25% and 15% of the Company’s total revenue, respectively. At December 31, 2008, the Company had three customers who accounted for 20%, 14% and 11% of the Company’s accounts receivable balance, respectively.

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

At December 31, 2008, the Company had $110.4 million in cash and cash equivalents. Of this amount, approximately $106.9 million was invested in one money market fund. At December 31, 2007, the Company had $112 million in cash and cash equivalents. Of this amount, $105.9 million was invested in one money market fund. Investment policies have been implemented that limit investments to highly liquid investments with an original maturity of 90 days or less.

Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations . SFAS 141R retains the fundamental requirements in previously issued Statement 141 that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at the fair values as of that date. This replaces Statement 141’s cost allocation process which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based upon their estimated fair values. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this standard for acquisitions consummated after the effective date.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 , or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company determined that the adoption of SFAS 160 will have no impact upon the Company’s consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and adoption is not expected to have an impact on our consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 consists of the following:

(Dollars in thousands)	December 31, 2008	December 31, 2007
Switch equipment	$58,579	$46,745
Construction in process	4,617	5,385
Computer software	1,469	1,156
Computer equipment	1,727	1,237
Tools and test equipment	471	354
Furniture and fixtures	348	310
Leasehold improvements	3,138	1,205

	70,349	56,392
Less accumulated depreciation	(25,083)	(18,982)

Property and equipment-net	$45,266	$37,410

4.	RECEIVABLES

Receivables as of December 31, 2008 and 2007 consist of the following:

(Dollars in thousands)	December 31, 2008	December 31, 2007
Billed receivables	$13,724	$10,252
Unbilled receivables	2,549	1,839
Other receivables	512	13

	16,785	12,104
Less allowance for doubtful accounts	—	—

Receivables—net of allowance for doubtful accounts	$16,785	$12,104

The Company primarily invoices customers for services occurring through the 24th of each month. The Company accrues revenue each month for services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle.

At December 31, 2008, other receivables include $0.3 million of state income tax prepayments.

5.	DEBT

In May 2004, the Company entered into an equipment loan and security agreement with an affiliate of Western Technology Investment (WTI) that provided for borrowings of up to $4.0 million for the Company’s capital purchases through July 31, 2004. The agreement was amended in December 2004 to allow for an additional $5.5 million of borrowings and amended in January 2006 to allow for $10.0 million of additional borrowings for an aggregate of $19.5 million.

At December 31, 2008, the Company’s has approximately $3.2 million of debt outstanding with WTI. The outstanding borrowings at December 31, 2008 include the following: $2.5 million was drawn on May 1, 2006, $2.5 million was drawn on June 30, 2006, $2.5 million was drawn on September 29, 2006, and another $2.5 million was drawn on December 22, 2006. The May 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.6% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The June 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.25% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The September 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.5% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed. The December 2006 borrowing is payable in 36 monthly installments and bears interest at prime plus 1.25% (9.5% at the date of issuance) with a final payment equal to 9.6% of the principal amount borrowed.

The Company had issued warrants to WTI in accordance with the terms of the agreement. The warrants were exercisable any time up to eight years after their issuance. On February 21, 2008, WTI elected to exercise all of the outstanding warrants. Pursuant to the terms of the warrants WTI elected to exercise the warrants on a net basis based upon the average closing price of the Company’s common stock during the three days prior to such exercise. Based upon the closing prices of the Company’s common stock on February 20, 2008, February 19, 2008 and February 15, 2008 the Company issued a total of 356,921 common shares on February 25, 2008 in full satisfaction of all outstanding warrants.

The fair value of these warrants, at the time of issuance, as calculated using the Black-Scholes model, was estimated at $495,000 and has been reflected as a reduction of the carrying amount of the note and is being accreted over the term of the note. The charges to interest expense for the years ended December 31, 2008, 2007 and 2006 were $95,000, $139,000 and $124,000, respectively.

Prior to completion of the IPO, the Company classified the warrants as a liability given the conditional redemption feature of the underlying preferred stock. The warrants were recorded at the fair value at each period reported. The Company estimated the fair value of these warrants using the Black-Scholes option pricing model. The Company utilized the full term of the warrants as their expected life. The warrant’s expected life ranged from less than one year to 7.5 years. The risk-free rate assumption ranges from 3.69% to 5.12%. Volatility of the Company’s underlying preferred convertible stock was utilized which ranged from 55.5% to 72.1%. As a result, the Company recorded other expense of $4.9 million in 2007 and $0.8 million in 2006 due to the change in fair value of these warrants.

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended December 31, 2008, 2007 and 2006, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At December 31, 2008 there was $440,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	December 31, 2008	December 31, 2007
Secured term loan, interest payable at 6.5%. Principal repaid in 36 equal installments commencing April 1, 2005. A final payment of 9.3% of the borrowed amount is required in March 2008	$—	$249
Secured term loan, interest payable at 7.5%. Principal repaid in 36 equal installments commencing December 1, 2005. A final payment of 9.3% of the borrowed amount is required in November 2008	—	902
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	536	1,395
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	686	1,528
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	906	1,729
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	1,120	1,924
Less—discount on debt associated with the issuance of warrants	(52)	(147)

Total long-term debt	3,196	7,580
Less—current installments	(2,961)	(4,384)

Long-term debt—excluding current installments	$235	$3,196

Total principal repayments required for each of the next two years under all long-term debt agreements are summarized as follows (dollars in thousands):

December 31, 2008
2009	$3,013
2010	235

Total	$3,248

6.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all employees. The plan is a defined contribution savings plan in which employees may contribute up to 15% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.3 million and $0.1 million to this plan during the year ended December 31, 2008 and December 31, 2007, respectively. The Company did not contribute to the Plan during the year ended December 31, 2006.

7.	PREFERRED STOCK

In November 2007, in connection with its IPO, the Company authorized 50,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors is authorized to issue shares of Preferred Stock in one or more series, to establish the number of shares to be included in each such series, and to fix the voting powers, preferences, of the shares of each such series. At December 31, 2008 and December 31, 2007, the Company did not have any preferred shares issued and outstanding.

8.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share.

Voting—Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends—Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock.

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

During 2008 the Company retired 16,500 of unvested restricted shares from two former employees.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its facilities and certain equipment under operating leases which expire through May 2018. Rental expense for the years ended December 2008, 2007 and 2006 was $4.0 million, $3.2 million, $2.1 million, respectively.

The following table represents future lease payments under the operating leases having lease terms in excess of one year:

(Dollars in thousands)	December 31, 2008
2009	$4,287
2010	4,246
2011	3,873
2012	2,548
2013	2,288
Thereafter	4,840

Total	$22,082

Legal Proceedings—From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, management does not believe that the Company is party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Level 3.    In February 2007, Level 3 notified the Company that it was terminating two contracts under which the Company delivered transit traffic to Level 3 in a number of states. That same month, the Company began filing regulatory proceedings in eight states, asserting that the Company had the legal right to remain directly connected to Level 3 in order to terminate transit traffic to Level 3 on behalf of its third party carrier customers. The Company also asserted in these proceedings that it had the right to terminate this traffic to Level 3 on non-discriminatory terms, including without the payment to Level 3 of a per minute of use or similar charge. During the proceedings, the Company continued to terminate traffic to Level 3 in these eight states. The traffic the Company terminated to Level 3 in these eight states which accounted for approximately 5.3% of its total traffic during the first six months of 2008. The Company also discontinued terminating traffic to Level 3 in certain other states.

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

Verizon Wireless.    In July 2006, Verizon Wireless notified the Company that it wished to terminate its existing Master Service Agreement. In response to the notification, in August 2006, the Company filed a petition for interconnection with the FCC. On January 14, 2008, the Company entered into a Direct Connection Agreement under which the Company may terminate traffic to Verizon Wireless and the Company dismissed without prejudice the petition for interconnection the Company filed at the FCC.

Verizon.    On November 17, 2008, the Company entered into a settlement agreement with Verizon pursuant to which the Company resolved a billing dispute. During the fourth quarter of 2008 the Company settled this dispute for $0.3 million, which approximates the amount which had been accrued by the Company previously.

Peerless Networks, LLC.    On June 12, 2008, the Company commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. The Company believes that the defendants’ remaining allegations have no merit and intends to vigorously defend itself against these remaining counterclaims.

10.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
Money market	$106,867	$—	$—	$106,867
ARS—trading securities	$18,825	$—	$(1,957)	$16,868
ARS rights	$—	$1,376	$—	$1,376

	December 31, 2007
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
Money market	$105,880	$—	$—	$105,880

The following is a summary of the carrying values and balance sheet classification as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	(In thousands)
Cash in banks	$3,547	$6,140
Money market	106,867	105,880
ARS—trading securities	16,868	—
ARS rights	1,376	—
Restricted cash	440	419

Total	$129,098	$112,439

Reported as:
Cash and cash equivalents	$110,414	$112,020
Non-current other assets	18,244	—
Non-current restricted cash	440	419

Total	$129,098	$112,439

As of December 31, 2008, we had $106.9 million invested in one money market mutual fund of which $99.3 million is guaranteed under the U.S. Department of the Treasury’s Temporary Guaranty Program.

At December 31, 2008, the Company held approximately $18.8 million (par value) of municipal note investments. These investments were valued at fair value as of December 31, 2008, and the Company recorded a loss of approximately $2.0 million as of December 31, 2008 related to investments in auction rate securities. The Company’s auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $6.3 million of the securities at par value through issuer redemptions. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which ranges from 23 years to 31 years, the Company has classified these investments as long-term assets on the balance sheet. The securities were valued using a discounted cash flow model that takes into consideration the following factors among others:

•	The anticipated coupon rate for the securities

•	a market-based discount rate

•	an illiquidity premium

•	an anticipated workout period, or the likely timeframe to redemption or liquidation in the open market

In the fourth quarter 2008, the Company entered into a settlement with UBS related to the ARS, pursuant to which the Company elected to participate in a rights offering that provides it with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the settlement and receive the ARS Rights, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS. Because the ARS Rights provide the Company with the ability to limit the length of the workout period to 18 months, absent redemptions by the issuer or liquidation in the open market, it has value. The ARS Rights were valued by analyzing the value of the underlying ARS on a stand-alone basis compared to their value along with the ARS Rights. The additional value of the ARS with the ARS Rights over the calculated value of the ARS on a stand-alone basis represents the value of the ARS Rights, which the Company utilized the same factors as listed above in making this calculation.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat its ARS as trading securities and elected to measure the ARS Rights at fair value under SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115 (SFAS 159), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As such, the Company recorded a gain of $1.4 million related to the ARS Rights provided by the settlement and a gross unrealized loss of $2.0 million on the Company’s ARS portfolio. The ARS Rights and the ARS reclassified from available-for-sale to trading securities are recorded in non-current other assets in the accompanying consolidated balance sheets as of December 31, 2008.

The Company may not to hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

The majority of the Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and certificate of deposits.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities and ARS Rights. As a result of auction failures related to the auction rate securities during the year 2008, market inputs were not available as of December 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

The Company’s ARS Rights were valued by determining the value of the underlying auction rate securities on a stand-alone basis compared to their value along with the ARS Rights. The Company utilized the same factors that were used to value the auction rate securities.

Fair value hierarchy of the Company’s marketable securities in connection with its adoption of SFAS No. 157:

	December 31, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Investments:
Money market funds	$106,867	$—	$—	$106,867
ARS—Trading securities	—	—	16,868	16,868

Total investments	$106,867	$—	$16,868	$123,735

ARS Rights	—	—	1,376	1,376

Total assets measured at fair value	$106,867	$—	$18,244	$125,111

Gains and losses associated with Level III financial instruments were recorded in the Company’s statement of operations as other expense. The realized loss associated with ARS-trading securities was approximately $2.0 million for the year ended December 31, 2008. The realized gain associated with the ARS Rights was approximately $1.4 million for the year ended December 31, 2008. The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the year ended December 31, 2008 (in thousands):

	December 31, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		December 31, 2008
				Realized	Unrealized
ARS—Trading securities	$—	$18,825	$—	$(1,957)	$—	$16,868
ARS Rights	—	—	—	1,376	—	1,376

Total	$—	$18,825	$—	$(581)	$—	$18,244

11.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and of net operating loss carryforwards. Significant components of the Company’s deferred income taxes are as follows:

(Dollars in thousands)	December 31, 2008	December 31, 2007
Deferred income tax assets (liabilities)
Current:
State credit carry forward	$655	$626
Accrued direct costs	831	1,270
Accrued fees	127	91
Other deferred liabilities	(590)	(264)
Stock option compensation	1,462	514
Accrued other	(144)	5

Net current deferred income tax assets (liabilities)	2,341	2,242

Noncurrent:
Depreciation	(6,022)	(2,567)
Accrued rent	478	468
State credit carry forward	662	—
Accrued other	235	4

Net noncurrent deferred income tax assets (liabilities)	(4,647)	(2,095)

Net deferred income tax assets (liabilities)	$(2,306)	$147

The components of the Company’s income tax provision for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
(Dollars in thousands)	2008	2007	2006
Deferred provision	$2,453	$526	$1,506

Current provision
Federal	9,365	5,181	98
State	976	497	76
Change in valuation allowance	—	—	(2,179)

	$12,794	$6,204	$(499)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2008	2007	2006
Statutory federal rate	35.0%	34.0%	34.0%
State income tax, net of federal benefit	1.9%	3.3%	(7.4)%
Change in fair value of warrants	—%	13.4%	6.7%
Tax exempt interest, benefit	(2.2)%	(1.4)%	—%
Other	0.1%	0.5%	0.4%
Change in valuation allowance	—%	—%	(45.6)%

Effective tax rate	34.8%	49.8%	(11.9)%

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 34.8% for the year ended December 31, 2008, compared to 49.8% for the same period past year. The decrease in the tax rate was primarily due to non deductible expenses related to the change in fair value of warrants that were exercised in the first quarter. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit, and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2005. The IRS commenced an examination of the federal income tax return the Company filed for the year 2005 and completed the examination during the second quarter. The IRS had no proposed adjustments for the Company’s 2005 income tax return. At December 31, 2007 and December 31, 2008, the Company did not have any income tax liability under FIN 48, Accounting for Uncertainty in Income Taxes.

The Company’s State income tax credit carry forward, primarily the Illinois EDGE credit, can be carried forward 5 years and will begin to expire in 2009. The company has not recorded a valuation allowance against the credit as the Company believes it is more likely then not that future taxable income will be sufficient to realize the full benefit of the credit.

Shareholders’ equity at December 31, 2008 reflects excess tax benefits related to the exercise of stock options during 2008 of approximately $7.6 million.

12.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provides for issuance of up to 1,600,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock under the 2003 Plan in February 2006, May 2006 and July 2006, respectively. Prior to completing its IPO, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Plan. As of December 31, 2008, the Company had granted a total of 2,045,446 options that remained outstanding under the 2003 Plan.

In October 2007, the Company approved the adoption of the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for grants of incentive or non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards or any combination of the foregoing to directors, officers, employees and other individuals performing services for, or to whom an offer of employment has been extended, by the Company or its subsidiaries. The Company has reserved a total of 2,873,613 shares of common stock for issuance pursuant to the 2007 Plan. Unless terminated sooner, the 2007 Plan will terminate automatically on November 2, 2017. At December 31, 2008, the Company had granted a total of 1,558,000 options that remained outstanding under the 2007 Plan. During 2008, the Company cancelled 6,500 options related to the 2007 Plan. Option awards for 1,322,113 shares, representing approximately 4.1% of the Company’s outstanding common stock as of December 31, 2008, remained available for additional grants under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock options in accordance with SFAS No. 123(R), which requires it to calculate the expense associated with its stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model, which takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. At December 31, 2008, the Company did not estimate any forfeitures as it has not had any material forfeitures and does not anticipate material forfeitures in the near future. Actual results, and future changes in estimates, may differ substantially from current estimates.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the years ended December 31, 2007 and the December 31, 2008:

Grant Date	Number of Stock Options Issued	Weighted average Exercise Price of One Share of Common Stock
First Quarter 2007	—	$4.09
Second Quarter 2007	131,650	$4.14
Third Quarter 2007	77,950	$8.26
Fourth Quarter 2007	18,000	$19.30
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23
Fourth Quarter 2008	62,000	$16.87

Total	1,767,600

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model for the years ended December 31, 2008, 2007 and 2006 with the following assumptions:

	December 31, 2008	December 31, 2007	December 31, 2006
Expected life	6.3 – 6.5 years	7.7 – 10.0 years	10 years
Risk-free interest rate range	2.4% – 3.8%	3.8% – 4.9%	4.7% – 5.1%
Expected dividends	—	—	—
Volatility	41.9% – 50.8%	39.6% – 40.1%	34.4% – 41.6%

The Company utilizes the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it is not materially different than the results of the three company average. The Company will continue to calculate its own volatility. Once sufficient historical data is available, the Company will apply its own volatility.

Commencing in November 2007, the Company elected to use the simplified method to estimate the expected term for valuation of stock options as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company used the simplified method in 2008. The Company will continue to utilize the simplified method until it has sufficient historical data to estimate the expected term.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.48, $3.88 and $1.30 for the years ended December 31, 2008, 2007 and 2006, respectively. The total grant date fair value of options that vested during years ended December 31, 2008, 2007 and 2006 was approximately $1.0 million, $1.0 million and $0.1 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2006	3,392	$1.53
Granted	228	6.75
Exercised	(265)	0.34
Cancelled	(27)	2.26

Options outstanding—December 31, 2007	3,328	$1.98
Granted	1,540	17.90
Exercised	(1,184)	1.06
Cancelled	(81)	4.13

Options outstanding—December 31, 2008	3,603	$9.03	$33,476	8.2

Vested or expected to vest-December 31, 2008	3,603	$9.03	$33,476	8.2

Exercisable-December 31, 2008	1,012	$2.08	$16,428	7.1

The unrecognized compensation cost associated with options outstanding at December 31, 2008 and 2007 is $12.5 million and $2.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.8 years for both December 31, 2008 and 2007.

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

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$26,226	$28,578	$31,154	$34,944

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	9,110	9,386	11,215	10,616
Operations	4,072	4,125	4,288	4,444
Sales and marketing	544	451	466	479
General and administrative	3,018	3,194	2,801	3,091
Depreciation and amortization	3,263	2,823	3,561	4,376
Impairment of fixed assets	—	195	—	—
Loss (gain) on disposal of fixed assets	—	—	—	(11)

Total operating expense	20,007	20,174	22,331	22,995

Income from operations	6,219	8,404	8,823	11,949

Other (income) expense
Interest expense	299	250	208	167
Interest income	(898)	(799)	(870)	(907)
Other expense (4)	550	—	—	581

Total other (income) expense	(49)	(549)	(662)	(159)

Income before income taxes	6,268	8,953	9,485	12,108
Provision for income taxes	2,245	3,309	3,321	3,919

Net income	$4,023	$5,644	$6,164	$8,189

Earnings per common share-basic (1)	$0.13	$0.18	$0.19	$0.25
Earnings per common share-diluted (1)	$0.12	$0.17	$0.19	$0.25
Weighted average number of shares outstanding-basic:	31,094	31,771	32,009	32,277
Weighted average number of shares outstanding-diluted:	33,163	33,210	33,312	33,379

	2007 Quarter Ended
	March 31,	June 30,	September 30,	December 31, (3)
	(In thousands, except per share amounts)
Revenue	$17,616	$20,507	$22,617	$24,815

Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	6,320	6,898	8,199	8,746
Operations	3,711	4,669	3,354	3,802
Sales and marketing	438	405	392	535
General and administrative	1,552	2,354	3,467	2,053
Depreciation and amortization	2,749	2,222	2,795	3,310
Impairment of fixed assets	—	—	—	—
Loss (gain) on disposal of fixed assets	(19)	(142)	23	(6)

Total operating expense	14,751	16,406	18,230	18,440

Income from operations	2,865	4,101	4,387	6,375

Other (income) expense
Interest expense	484	439	395	350
Interest income	(207)	(210)	(222)	(682)
Change in fair value of warrants (2)	(10)	1,641	681	2,607

Total other expense	267	1,870	854	2,275

Income before income taxes	2,598	2,231	3,533	4,100
Provision for income taxes	923	1,427	1,561	2,293

Net income	$1,675	$804	$1,972	$1,807

Earnings per common share-basic (1)	$0.31	$0.15	$0.37	$0.09
Earnings per common share-diluted (1)	$0.07	$0.03	$0.08	$0.06
Weighted average number of shares outstanding-basic:	5,319	5,319	5,320	20,907
Weighted average number of shares outstanding-diluted:	24,425	24,455	25,024	30,416

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

Revenue has increased sequentially in each of the quarters presented due to increases in the number of minutes billed to new and existing customers. In the second quarter of 2008, the Company recorded $0.2 million of impairment of fixed assets for switch equipment at its Michigan and Ohio locations, see footnote 2—Long-lived assets.

(1)	The sum of the four quarters is not necessarily the same as the total for the year.
(2)	With respect to periods ending prior to completion of the IPO, the Company has classified the warrants as a liability given the conditional redemption feature of the underlying preferred stock. The warrants were recorded at the fair value at each period reported. No warrants had been exercised at December 31, 2007.
(3)	In November 2007, the Company completed its initial public offering of common stock in which it sold 7,247,489 shares of its common stock, including 997,489 shares sold pursuant to the underwriter’s full exercise of their over-allotment option, at an issue price of $14.00 per share. The Company raised a total of $101.5 million in gross proceeds from its IPO, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 18 million shares of common stock.
(4)	See our discussion of other expense found within Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Act), have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework . Based on its assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois:

We have audited the internal control over financial reporting of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 13, 2009

(d) Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference to the information set forth in Neutral Tandem’s proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2008. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Neutral Tandem’s common stock and by each Neutral Tandem director, each Neutral Tandem named executive officer, and all directors and executive officers as a group, can be found in Neutral Tandem’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Information relating to securities authorized under our equity compensation plans as of December 31, 2008 is set forth in Footnote 12 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Additions Charged to Operations	Write- offs	Ending Balance
	(In thousands)
Trade receivable allowances for the year ended:
December 31, 2006	$59	$(59)	—	$—
December 31, 2007	$—	$77	(77)	—
December 31, 2008	$—	$8	$(8)	—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (1)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (1)

4.1	Specimen certificate evidencing shares of common stock (1)

4.2	Voting Agreement, dated November 19, 2004, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski and Jeffrey C. Wells (1)

Exhibit Number	Description of Exhibit
4.3	Second Amended and Restated Stockholders Agreement dated as of February 2, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, and Richard Anderson (1)

4.4	First Amendment to Second Amended and Restated Stockholders Agreement dated as of October 31, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, David Weisman, Doreen Kluber, C. Ann Brown, Louise D’Amato, Bill Capraro, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Gavillet Grantor Annuity Trust, Swenson Grantor Annuity Trust, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, Richard Anderson, Everett Mark Virdin, Jorge Pizano, Thomas Carter, John Leland and David Wojcik (1)

4.5	Second Amended and Restated Registration Rights Agreement, dated February 2, 2006, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Robert M. Junkroski, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Robert C. Hawk, Edward M. Greenberg, Karen L. Linsley, Paul Oakley, Paul W. Chisholm, Joseph Tighe, John Barnicle, Ronald W. Gavillet, Lawrence M. Ingeneri; Christopher Swenson, Jeffrey C. Wells, Jeffrey Hartzell, Janice Hewitt, David Lopez, The Dixon and Carol Doll Family Trust, Irrevocable Trust for Alanna Marie Hynes, Irrevocable Trust for Katherine Vance Hynes, Alexander P. & Heather B. Doll Family Trust, Dixon & Sarah Doll Jr. Family Trust, Andrew J. Doll, Jonathan B. Junkroski Trust, Julia K. Junkroski Trust, David Tatak, Ralph Valente, Richard Anderson, Jon Clopton, Eric Carlson, Dave Redmon and Kathleen Starr (1)

Exhibit Number	Description of Exhibit
4.6	Option Agreement, dated November 26, 2003 by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Robert C. Hawk, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski, Jeffrey C. Wells, Jeffrey H. Hartzell, Janice Hewitt, David Lopez and the Dixon and Carol Doll Family Trust (1)

4.7	Warrant, dated May 28, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.8	Warrant, dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.9	Warrant, dated April 29, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.10	Warrant dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.11	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.12	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

10.1	Employment Agreement dated February 6, 2006, by and between Rian Wren and Neutral Tandem, Inc. (1)

10.2	Employment Agreement dated May 9, 2006, by and between Robert Junkroski and Neutral Tandem, Inc. (1)

10.3	Employment Agreement dated May 9, 2006, by and between Ronald Gavillet and Neutral Tandem, Inc. (1)

10.4	Employment Agreement dated May 9, 2006, by and between Surendra Saboo and Neutral Tandem, Inc. (1)

10.5	Employment Agreement dated November 3, 2006 by and between David Lopez and Neutral Tandem, Inc. (1)

10.6	Form of Indemnification Agreement (1)

10.7	Form of Proprietary Information and Inventions Agreement (1)

10.8	Stock Purchase Agreement dated as of November 26, 2003, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003 Limited Partnership and Bob Hawk (1)

10.9	Stock Purchase Agreement dated as of November 19, 2004, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Three Shores Partners, LLC, Mesirow Capital Partners VIII, L.P., James P. Hynes, Bob Hawk, Robert C. Atkinson, David Weisman, Ed Greenberg, Elizabeth Ann Petty, Doreen Kluber, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe, Joseph Onstott, Robert M. Junkroski, Ronald W. Gavillet and John Barnicle (1)

10.10	First Amendment to Stock Purchase Agreement dated as of November 19, 2004 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., Three Shores Partners, LLC, New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership and James P. Hynes (1)

Exhibit Number	Description of Exhibit
10.11	Second Amendment to Stock Purchase Agreement dated as of June 17, 2005 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership and James P. Hynes (1)

10.12	Stock Purchase Agreement, dated as of February 2, 2006, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, Bob Hawk, Edward M. Greenberg, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe and John Barnicle (1)

10.13	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and DCM III, L.P., DCM III-A, L.P. and DCM Affiliates Fund III, L.P. (1)

10.14	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and New Enterprise Associates 10, Limited Partnership (1)

10.15	Observation Rights Agreement dated as of November 19, 2004 between Neutral Tandem, Inc. and Mesirow Capital Partners VIII, L.P. (1)

10.16	Observation Rights Agreement dated as of February 2, 2006 between Neutral Tandem, Inc. and Montagu Newhall Global Partners II, L.P. (1)

10.17	Observation Rights Agreement dated as of February 2, 2006 among Neutral Tandem, Inc. and Wasatch Small Capital Growth Fund, Wasatach Ultra Growth Fund and Wasatach Global Science & Technology Fund (1)

10.18	Restricted Stock Agreement, dated November 8, 2004, by and between Neutral Tandem, Inc. and David Lopez (1)

10.19	Restricted Stock Agreement, dated October 2006, by and between Neutral Tandem, Inc. and Dixon Doll (1)

10.20	Neutral Tandem, Inc. 2007 Long Term Equity Incentive Plan (1)

10.21	Amendment to Interconnection Agreements dated August 1, 2006 by and between certain Verizon and AT&T parties named therein (1)

10.22	Standard Purchase and License Terms, dated January 10, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.23	Standard Purchase and License Terms, dated May 25, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.24	Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.25	Supplement to the Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Lending and Leasing IV, Inc. (1)

10.26	Supplement No. 2, dated December 20, 2004, to the Loan and Security Agreement dated as of May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.27	Intellectual Property Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.28	Lease Agreement dated May 1, 1999 between 717 South Wells, L.L.C. and Neutral Tandem, Inc., as assignee (1)

Exhibit Number	Description of Exhibit
10.29	Lease, dated October 20, 2003, by and between 717 South Wells, L.L.C. and Neutral Tandem, Inc. (1)

10.30	Lease, dated May 10, 2004, by and between 75 Broad, LLC and Neutral Tandem, Inc. (1)

10.31	Assignment and Assumption Agreement, dated June 1, 2005 by and between Switch and Data Five LLC f/k/a Layer One Chicago, LLC and Neutral Tandem, Inc. (1)

10.32	Form of Customer Agreement (1)

10.33	Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.34	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.35	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.36	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.37	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.38	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and Ronald W. Gavillet (1)

10.39	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated March 1, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.40	Amendment No. 2 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.41	Restricted Stock Agreement, dated October 28, 2003, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.42	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.43	Restricted Stock Agreement, dated as of June 30, 2004, by and between Neutral Tandem, Inc. and Bob Hawk (1)

10.44	Restricted Stock Agreement dated as of November 8, 2004, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.45	Amended and Restated Restricted Stock Agreement dated as of December 14, 2004, by and between James P. Hynes and Neutral Tandem, Inc. (1)

10.46	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.47	Restricted Stock Agreement dated as of November 8, 2004 by and between Robert M. Junkroski and Neutral Tandem, Inc. (1)

10.48	Amended and Restated Restricted Stock Agreement, dated December 14, 2004, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.49	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.50	Restricted Stock Agreement, dated November 10, 2003, by and between Neutral Tandem, Inc. and David Lopez (1)

10.51	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and David Lopez (1)

Exhibit Number	Description of Exhibit
10.52	Interconnection Agreement, dated July 1, 2004, between Sprint Spectrum, L.P., d/b/a Spring PCS and Neutral Tandem, Inc. (1)

10.53	First Amendment to Interconnection Agreement, dated July 1, 2007, between Sprint Spectrum, L.P., d/b/a Sprint PCS and Neutral Tandem, Inc. (1)

10.54	Addendum to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.55	Addendum No. 2 to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.56	Addendum to Standard Purchase and License Terms, dated August 27, 2007, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.57	Master Service Agreement, dated April 23, 2004, between Neutral Tandem, Inc. and T-Mobile USA, Inc. (1)

10.58	Amendment to Employment Agreement dated January 21, 2008 between Rian Wren and Neutral Tandem, Inc. (2)

10.59	Amendment to Employment Agreement dated January 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (2)

10.60	Amendment to Employment Agreement dated January 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (2)

10.61	Amendment to Employment Agreement dated January 21, 2008 between the Ronald Gavillet and Neutral Tandem, Inc. (2)

10.62	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.63	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.64	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (3)

10.65	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Surendra Saboo (3)

10.66	Second Amendment to Employment Agreement dated November 21, 2008 between Rian Wren and Neutral Tandem, Inc. (4)

10.67	Second Amendment to the Employment Agreement dated November 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (4)

10.68	Second Amendment to the Employment Agreement dated November 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (4)

10.69	Amendment to Employment Agreement dated January 21, 2008 between David Lopez and Neutral Tandem, Inc. (4)

10.70	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan *

10.71	Employment Agreement dated February 5, 2008 between Richard Monto and Neutral Tandem, Inc. *

10.72	Amendment to Employment Agreement dated November 21, 2008 between Richard Monto and Neutral Tandem, Inc. *

10.73	UBS Financial Services Inc. Acceptance Letter Relating to Auction Rate Securities dated November 14, 2008 *

Exhibit Number	Description of Exhibit
10.74	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan*

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
(1)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 22, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 24, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

NEUTRAL TANDEM, INC.

By:	/s/ RIAN WREN
Rian Wren, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 13, 2009.

Signature	Title

/s/ RIAN J. WREN Rian J. Wren	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT M. JUNKROSKI Robert M. Junkroski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES P. HYNES James P. Hynes	Director, Chairman

/s/ DIXON R. DOLL Dixon R. Doll	Director

/s/ PETER J. BARRIS Peter J. Barris	Director

/s/ ROBERT C. HAWK Robert C. Hawk	Director

/s/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/s/ EDWARD EVANS Edward Evans	Director