Form 10-Q
period 2009-03-31
Neutral Tandem Inc
filed 2009-05-05
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of May 1, 2009, 32,812,908 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$128,636	$110,414
Receivables	17,394	16,785
Deferred tax asset-current	2,473	2,341
Other current assets	1,246	1,795

Total current assets	149,749	131,335
Property and equipment—net	43,093	45,266
Restricted cash	440	440
Investments and other assets	18,969	18,802

Total assets	$212,251	$195,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$258
Accrued liabilities:
Taxes payable	3,446	657
Circuit cost	2,192	3,358
Rent	1,153	1,183
Payroll and related items	1,754	952
Other	2,194	1,535
Current installments of long-term debt	2,336	2,961

Total current liabilities	14,409	10,904
Other liabilities	—	191
Deferred tax liability-noncurrent	4,814	4,647
Long-term debt —excluding current installments	—	235

Total liabilities	19,223	15,977
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 32,753,632 shares and 32,357,383 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	33	32
Additional paid-in capital	155,850	151,733
Retained earnings	37,145	28,101

Total shareholders’ equity	193,028	179,866

Total liabilities and shareholders’ equity	$212,251	$195,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$38,249	$26,226
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	11,462	9,110
Operations	4,955	4,072
Sales and marketing	524	544
General and administrative	3,389	3,018
Depreciation and amortization	4,041	3,263
Gain on disposal of fixed assets	(25)	—

Total operating expense	24,346	20,007

Income from operations	13,903	6,219

Other (income) expense
Interest expense, including debt discount of $22 and $28, respectively	133	299
Interest income	(291)	(898)
Other (income) expense	(242)	550

Total other (income) expense	(400)	(49)

Income before income taxes	14,303	6,268
Provision for income taxes	5,259	2,245

Net income	$9,044	$4,023

Net income per share:
Basic	$0.28	$0.13

Diluted	$0.27	$0.12

Weighted average number of shares outstanding:
Basic	32,529	31,094

Diluted	33,533	33,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$9,044	$4,023
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	4,041	3,263
Deferred income taxes	35	(417)
Gain on disposal of fixed assets	(25)	—
Non-cash share-based compensation	921	245
Amortization of debt discount	22	28
Changes in fair value of ARS	(433)	—
Changes in fair value of ARS Rights	191	—
Excess tax benefit associated with stock option exercise	(2,781)	—
Changes in assets and liabilities:
Receivables	(609)	(63)
Other current assets	549	11
Other noncurrent assets	75	53
Accounts payable	206	762
Accrued liabilities	5,644	(420)
Noncurrent liabilities	—	99

Net cash flows from operating activities	16,880	7,584

Cash Flows From Investing Activities:
Purchase of equipment	(1,000)	(4,319)
Proceeds from sale of equipment	27	—
Purchase of long-term investments	—	(25,001)

Net cash flows from investing activities	(973)	(29,320)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	416	1,639
Excess tax benefit associated with stock option exercise	2,781	—
Principal payments on long-term debt	(882)	(1,291)

Net cash flows from financing activities	2,315	348

Net Increase In Cash And Cash Equivalents	18,222	(21,388)
Cash And Cash Equivalents—Beginning	110,414	112,020

Cash And Cash Equivalents—End	$128,636	$90,632

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$69	$421

Cash paid for taxes	$198	$1,518

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$1,041	$1,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements —The accompanying condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Use of Estimates —The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of investments, fair value of stock-based awards and certain accrued expenses. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Long-term Investments — The Company considers all investments with remaining time to maturity of one year or more to be long-term investments. At March 31, 2009, the Company’s long-term investments consisted of $18.8 million (par value) of auction rate securities (ARS) and are recorded within the other non-current asset category of the Company’s balance sheet.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into a settlement agreement with UBS in the fourth quarter of 2008, the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value under SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115 (SFAS 159), which permits an entity to elect the fair value option for recognized financial assets. As such, in the first quarter of 2009, the Company recorded a loss of $0.2 million related to the ARS Rights and a gain of $0.4 million on the Company’s ARS portfolio related to the change in fair value during the three months ended march 31, 2009. These amounts are reflected within other (income) expense in the Company’s condensed consolidated statements of income.

The Company may not hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. Changes in the estimated fair value of the ARS and the ARS Rights will be recognized on a quarterly basis until the sale of these securities has been completed.

Fair Values of Financial Instruments —The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s ARS and related ARS Rights. See Note 7 to the Condensed Consolidated Financial Statements for further details on investment and fair value measurements.

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

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at March 31, 2009 and December 31, 2008.

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

The Company had no impairment of long-lived assets in the three months ended March 31, 2009 or March 31, 2008.

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

Earnings Per Share —Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include stock options and convertible warrants. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Numerator:
Net income applicable to common shareholders	$9,044	$4,023
Denominator:
Weighted average common shares outstanding	32,529	31,094
Effect of dilutive securities:
Stock options	1,004	1,856
Warrants	—	214

Denominator for diluted earnings per share	33,533	33,164

Net earnings per share:
Basic—as reported	$0.28	$0.13

Diluted—as reported	$0.27	$0.12

Options to purchase 1,527,000 and 27,000 shares of common stock at a weighted-average price of $17.93 and $19.24 per share were outstanding during the three months ended March 31, 2009 and March 31, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Comprehensive Income —Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income for the three month periods ended March 31, 2009 and 2008.

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

The amount of share-based expense recorded in the three months ended March 31, 2009 and 2008, is $921,000 and $245,000, respectively.

Recent Accounting Pronouncements — As required by the provisions of FASB Staff Position (FSP) 157-2, the Company adopted SFAS 157 for our non-financial assets and liabilities on January 1, 2009, which did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (FSP 157-4), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

3. DEBT

At March 31, 2009, the Company has approximately $2.3 million of debt outstanding with Western Technology Investment (WTI). The amounts outstanding are summarized as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	310	$536
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	462	686
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	688	906
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	906	1,120
Less—discount on debt associated with the issuance of warrants	(30)	(52)

Total long-term debt	2,336	3,196
Less—current installments	(2,336)	(2,961)

Long-term debt—excluding current installments	$—	$235

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended March 31, 2009 and December 31, 2008, the Company believes it was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by LaSalle Bank N.A. to secure certain facility leases and other obligations. At March 31, 2009 there was $440,000 of restricted cash used as collateral for $374,000 in letters of credit outstanding.

4.	LEGAL PROCEEDINGS

From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Peerless Networks, LLC. On June 12, 2008, the Company commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. The parties have now commenced discovery on the Company’s claims and the defendants’ remaining counterclaims. The Company believes that the defendants’ remaining allegations have no merit and intends to vigorously defend itself against these remaining counterclaims.

5.	INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 37.1% for the three months ended March 31, 2009, compared to 34.9% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2005. At March 31, 2009 and December 31, 2008, the Company did not have any income tax liability under FIN 48, Accounting for Uncertainty in Income Taxes.

6.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provides for issuance of up to 1,600,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock under the 2003 Plan in February 2006, May 2006 and July 2006, respectively. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2009, the Company had granted a total of 1,630,697 options that remained outstanding under the 2003 Plan.

At March 31, 2009, the Company had granted a total of 1,527,000 options that remained outstanding under the 2007 Plan. During the first quarter 2009, the Company cancelled 47,500 options related to the 2007 Plan. Option awards for 1,993,760 shares, representing approximately 6.1% of the Company’s outstanding common stock as of March 31, 2009, remained available for additional grants under the 2007 Plan.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2008 and the first quarter of fiscal 2009:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23
Fourth Quarter 2008	62,000	$16.87
First Quarter 2009	23,000	$19.50

Total	1,563,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the three months ended March 31, 2009 and March 31, 2008:

	March 31, 2009	March 31, 2008
Expected life	6.3 years	6.5 years
Risk-free interest rate range	2.1%	3.0%
Expected dividends	—	—
Volatility	54.3%	42.0%

The Company utilized the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected ranged from 34.4% at the beginning of 2006 to 54.3% at March 31, 2009. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it was not materially different than the results of the three company average. The Company calculated and utilized its own volatility during the first quarter 2009.

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for the valuation of stock options, as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amended SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company used the simplified method in 2008 and the first quarter of 2009.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $10.06 and $8.92 for the three months ended March 31, 2009 and 2008, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2009 and 2008 was approximately $0.2 million during each period.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2009:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—January 1, 2009	3,603	$9.03
Granted	23	19.50
Exercised	(396)	1.05
Cancelled	(72)	13.47

Options outstanding—March 31, 2009	3,158	$10.01	$45,799	8.1

Vested or expected to vest-March 31, 2009	3,158	$10.01	$45,799	8.1

Exercisable-March 31, 2009	768	$2.56	$16,855	7.0

The unrecognized compensation cost associated with options outstanding at March 31, 2009 and December 31, 2008 was $11.3 million and $12.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.6 years and 2.8 years as of March 31, 2009 and December 31, 2008, respectively.

7.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
Money market	$123,129	$—	$—	$123,129
ARS—trading securities	$18,825	$—	$(1,524)	$17,301
ARS rights	$—	$1,185	$—	$1,185

	December 31, 2008
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Estimated Fair Value
Money market	$106,867	$—	$—	$106,867
ARS—trading securities	$18,825	$—	$(1,957)	$16,868
ARS rights	$—	$1,376	$—	$1,376

The following is a summary of the carrying values and balance sheet classification as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Cash in banks	$5,507	$3,547
Money market	123,129	106,867
ARS—trading securities	17,301	16,868
ARS rights	1,185	1,376
Restricted cash	440	440

Total	$147,562	$129,098

Reported as:
Cash and cash equivalents	$128,636	$110,414
Non-current other assets	18,486	18,244
Non-current restricted cash	440	440

Total	$147,562	$129,098

As of March 31, 2009 and December 31, 2008, we had $123.1 million and $106.9 million, respectively, invested in money market mutual funds of which $99.3 million is guaranteed under the U.S. Department of the Treasury’s Temporary Guaranty Program.

At March 31, 2009 and December 31, 2008, the Company held approximately $18.8 million (par value) of ARS investments in municipal notes. These investments were reclassified to trading securities from available for sale securities in the fourth quarter of 2008. Accordingly, they were valued at fair value as of March 31, 2009 and December 31, 2008. The Company’s ARS have an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $6.3 million of the securities at par value through issuer redemptions. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which ranges from 23 years to 31 years, the Company has classified these investments as long-term assets on the balance sheet. The ARS securities were valued using a discounted cash flow model that takes into consideration the following factors among others:

•	the anticipated coupon rate for the securities;

•	a market-based discount rate;

•	an illiquidity premium; and

•	an anticipated workout period, or the likely timeframe to redemption or liquidation in the open market.

In the fourth quarter 2008, the Company entered into a settlement with UBS related to the ARS, pursuant to which the Company elected to participate in a rights offering that provides it with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the settlement and receive the ARS Rights, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS. The ARS Rights have value in that they provide the Company with the ability to limit the length of the workout period to 18 months, absent redemptions by the issuer or liquidation in the open market. The ARS Rights were valued by analyzing the value of the underlying ARS on a stand-alone basis compared to their value along with the ARS Rights. The additional value of the ARS with the ARS Rights over the calculated value of the ARS on a stand-alone basis represents the value of the ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company has elected to treat its ARS as trading securities and to measure the ARS Rights at fair value under SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115 (SFAS 159), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. During the first quarter of 2009, the Company recorded a loss of $0.2 million related to the ARS Rights and a gain of $0.4 million on the Company’s ARS portfolio due to changes in the estimated fair value of each investment. The ARS Rights and the ARS reclassified from available-for-sale to trading securities are recorded in non-current other assets in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

The Company may not hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities and ARS Rights. As a result of auction failures related to the auction rate securities during the year 2008, market inputs were not available as of March 31, 2009 and December 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of March 31, 2009 and December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

The Company’s ARS Rights were valued by determining the value of the underlying auction rate securities on a stand-alone basis compared to their value along with the ARS Rights. The Company utilized the same factors that were used to value the auction rate securities.

The Company does not have liabilities measured at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Investments:
Money market funds	$123,129	$—	$—	$123,129
ARS—Trading securities	—	—	17,301	17,301

Total investments	$123,129	$—	$17,301	$140,430

ARS Rights	—	—	1,185	1,185

Total assets measured at fair value	$123,129	$—	$18,486	$141,615

Gains and losses associated with Level III financial instruments were recorded in the Company’s statement of income as other (income) expense. The realized gain associated with ARS-trading securities was approximately $0.4 million for the period ended March 31, 2009. The realized loss associated with the ARS Rights was approximately $0.2 million for the period ended March 31, 2009. The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended March 31, 2009 (in thousands):

	December 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		March 31, 2009
				Realized	Unrealized
ARS—Trading securities	$16,868	$—	$—	$433	$—	$17,301
ARS Rights	1,376	—	—	(191)	—	1,185

Total	$18,244	$—	$—	$242	$—	$18,486

8.	SEGMENT AND GEOGRAPHIC INFORMATION

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to: the impact of current and future regulation affecting the telecommunications industry, including a current proceeding in Connecticut in which several of our customers have made filings in support of a cost based transit rate; technological developments; the effects of competition; natural or man-made disasters; the impact of current or future litigation; the ability to attract, develop and retain executives and other qualified employees; the ability to obtain and protect intellectual property rights; changes in general economic or market conditions; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2008 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We have signed agreements with major competitive carriers and non-carriers and we operated in 109 markets as of March 31, 2009. During the first quarter of 2009, our network carried 19.7 billion minutes of traffic. As of March 31, 2009, our network was capable of connecting calls to an estimated 416 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

For the three months ended March 31, 2009, we increased revenue to $38.2 million, an increase of 45.8% compared to the three months ended March 31, 2008. The increase in revenue was primarily due to an increase of minutes of use to 19.7 billion minutes processed in the three months ended March 31, 2009 from 12.9 billion minutes processed in the three months ended March 31, 2008, an increase of 52.7%. Our income from operations for the three months ended March 31, 2009 was $13.9 million compared to $6.2 million for the three month ended March 31, 2008. Net income for the three month ended March 31, 2009, was approximately $9.0 million compared to net income of $4.0 million for the three months ended March 31, 2008.

Revenue

We generate revenue from the sale of our neutral tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Revenue (in thousands)	$38,249	$26,226
Minutes of use billed (in millions)	19,669	12,859
Average fee per billed minute	$0.0019	$0.0020

Minutes of use increase as we increase our number of customers, enter new markets and increase the penetration of existing markets, either with new customers or with existing customers. The minutes of use decrease due to direct connection between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiences a decrease in the volume of traffic it carries.

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 9 additional markets we added during the first three months of 2009 and the 36 additional markets added in 2008 as financially attractive, the rates we charge in those markets for local transit services are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

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

While generally not seasonal in nature, our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, the loss of a customer and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly.

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 138 employees at March 31, 2009 from 130 employees at March 31, 2008.

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

Sales and Marketing Expense. Sales and marketing expenses primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

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

Gain on disposal of fixed assets. We have disposed of switch equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents or non-current investments.

Other(Income) Expense. Other (income) expense includes adjustments to the fair value of the ARS, adjustments to the fair value of the ARS Rights and expenses incurred in connection with the secondary offering by certain of our shareholders completed in the first quarter of 2008.

Income Taxes. Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income. The interim period provision for income taxes is based upon our estimated annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 13, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2009.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Revenue	$38,249	$26,226
Operating Expense:
Network and facilities expense (excluding depreciation and amortization)	11,462	9,110
Operations	4,955	4,072
Sales and marketing	524	544
General and administrative	3,389	3,018
Depreciation and amortization	4,041	3,263
Gain on disposal of fixed assets	(25)	—

Total operating expense	24,346	20,007

Income from operations	13,903	6,219

Other (income) expense
Interest expense, including debt discount of $22 and $28, respectively	133	299
Interest income	(291)	(898)
Other (income) expense	(242)	550

Total other (income) expense	(400)	(49)

Income before income taxes	14,303	6,268
Provision for income taxes	5,259	2,245

Net income	$9,044	$4,023

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Revenue increased to $38.2 million in the three months ended March 31, 2009 from $26.2 million in the three months ended March 31, 2008, an increase of 45.8%. The increase in revenue was primarily due to an increase of minutes of use to 19.7 billion minutes processed in the three months ended March 31, 2009 from 12.9 billion minutes processed in the three months ended March 31, 2008, an increase of 52.7%. The increase in the number of minutes processed by the Company’s network was a result of further penetration of current markets and customers, as well as the entry into 38 new markets since March 31, 2008.

Operating Expenses. Operating expenses for the three months ended March 31, 2009 of $24.3 million increased $4.3 million, or 21.5%, from $20.0 million for the three months ended March 31, 2008. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $11.5 million in the three months ended March 31, 2009, or 30.1% of revenue, from $9.1 million in the three months ended March 31, 2008, or 34.7% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 510 switch locations to 1,448 switch locations at March 31, 2009 from 938 switch locations at March 31, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of March 31, 2009 grew to 32 compared to 24 locations at March 31, 2008.

Operations Expenses. Operations expenses increased to $5.0 million in the three months ended March 31, 2009, or 13.1% of revenue, from $4.1 million in the three months ended March 31, 2008, or 15.6% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $0.5 million in the three months ended March 31, 2009, or 1.3% of revenue, compared to $0.5 million in the three months ended March 31, 2008, or 1.9% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at March 31, 2009.

General and Administrative Expense. General and administrative expense increased to $3.4 million in the three months ended March 31, 2009, or 8.9% of revenue, compared with $3.0 million in the three months ended March 31, 2008, or 11.5% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.9 million in salary and wages offset by a decrease of $0.5 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $4.0 million in the three months ended March 31, 2009, or 10.5% of revenue, compared to $3.3 million in the three months ended March 31, 2008, or 12.6% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.8 million and $0.5 million was recorded in the three months ended March 31, 2009 and 2008, respectively, related to the conversion of new switch equipment in our Illinois, Minnesota and Indiana locations in 2009 and our New York location in 2008.

Gain on Disposal of Fixed Assets. In the three months ended March 31, 2009, we sold equipment in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale. During the three months ended March 31, 2008, we did not have any gain or loss on disposal of equipment.

Other (Income) Expense. Other income of $0.4 million for the three months ended March 31, 2009 increased $0.3 million compared to other income of $0.1 million for the three months ended March 31, 2008. Interest expense decreased due to lower average outstanding borrowing amounts while investment income decreased due to lower average investment rates. Other income of $0.2 million in the first quarter of 2009 is due our net gain associated with the fair value of the ARS and ARS Rights (see note 7-Investments and Fair Value Measurements). Other expense in the first quarter of 2008 includes costs to the Company of completing a secondary offering by certain selling stockholders in April 2008.

Provision for Income Taxes. Provision for income taxes of $5.3 million for the three months ended March 31, 2009 increased by $3.1 million compared to $2.2 million for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 and 2008 was 37.1% and 34.9%, respectively. The effective tax rate for 2009 increased primarily due to the Company’s decrease in municipal interest income which is non-taxable.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2009	December 31, 2008
Working capital	$135,340	$120,431
Cash and cash equivalents	128,636	110,414
Long-term investments	18,486	18,244
Restricted cash	440	440

	Three Months Ended
	March 31, 2009	March 31, 2008
Net cash flows from operating activities	$16,880	$7,584
Net cash flows from investing activities	(973)	(29,320)
Net cash flows from financing activities	2,315	348

At December 31, 2008, we had $110.4 million in cash and cash equivalents, $18.2 million in long term investments and $0.4 million in restricted cash. In comparison, at March 31, 2009, we had $128.6 million in cash and cash equivalents, $18.5 million in long term investments and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds and long-term investments consist of auction rate securities and ARS Rights. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit.

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

Cash provided by operations for the period ended March 31, 2009 of $16.9 million was attributable to net income of $9.0 million plus non-cash charges of $5.2 million consisting primarily of depreciation and amortization, stock-based compensation expense and changes in fair value of ARS Rights partially offset by a non-cash tax benefit of $2.8 million and changes in fair value of ARS of $0.4 million. Receivables, other current assets and other non-current assets remained even with year-end 2008. Accounts payable and accrued liabilities increased by $5.9 million primarily due to the increase in tax payables and payroll related accruals partially offset by the reduction of amounts reserved for circuit costs.

In the first quarter of 2008 we generated positive cash from operations of $7.6 million. We generated net income for the period of $4.0 million and had non-cash charges of $3.1 million consisting primarily of depreciation and amortization and stock-based compensation expense. Receivables decreased by $0.1 million and were offset by an increase in other current and non-current assets of $0.1 million. Accounts payable increased by $0.8 million and accrued liabilities decreased by $0.3 million due to payments made during the period.

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

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the purchases of long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors.

Net cash used for investing activities in the first quarter of 2009 was $1.0 million and was comprised of additions to property, plant and equipment.

Net cash used in investing activities was $29.3 million in the first quarter of 2008 and primarily represented net use of funds from the purchase of investments in the period of $25.0 million. Additions to property, plant and equipment amounted to $4.3 million.

In the next twelve months, capital expenditures are expected to be in the range of approximately $18.0 to $20.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to equity financing, borrowings and payments under our debt obligations.

Net proceeds from financing activities for the period ended March 31, 2009 were $2.3 million and primarily relate to the proceeds from the issuance of common stock associated with stock options of $0.4 million and the tax benefit associated with stock option exercise of $2.8 million partially offset by our repayment of $0.9 million of principal on our outstanding debt.

Net proceeds from financing activities in the first quarter of 2008 were $0.3 million and primarily related to the issuance of common stock associated with stock options in the period of $1.6 million partially offset by our repayment of $1.3 million of principal on our outstanding debt.

Investments

At March 31, 2009 and December 31, 2008, we held approximately $18.8 million (par value) of municipal note investments. These investments were valued at fair value as of March 31, 2009 and December 31, 2008, and we recorded a gain of approximately $0.4 million as of March 31, 2009 and a loss of approximately $2.0 million as of December 31, 2008 related to investments in auction rate securities. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. As such, the Company recorded a loss of approximately $0.2 million as of March 31, 2009 and a gain of $1.4 million as of December 31, 2008 related to the ARS Rights.

We also invest our excess cash in money market mutual funds whose carrying values approximate market. As of March 31, 2009, we had $123.1 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 7 to the condensed consolidated financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. For further discussion of this equipment loan and security agreement see footnote 3 to the condensed consolidated financial statements – “Debt” in this report.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended March 31, 2009 and 2008.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents, long-term investments and restricted cash totaling $147.6 million at March 31, 2009. This amount was allocated primarily in money market funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At March 31, 2009, we had $123.1 million in cash and cash equivalents invested in two money market mutual funds and $18.5, in the aggregate, in ARS and ARS Rights. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements—”Investments and Fair Value Measurements.”

None of our indebtedness discussed in footnote 3 to the condensed consolidated financial statements—”Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at March 31, 2009, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

There have been no changes during the three months ended March 31, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Peerless Networks, LLC. On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. The parties have now commenced discovery on our claims and the defendants’ remaining counterclaims. We believe that the defendants’ remaining allegations have no merit and intend to vigorously defend ourselves against these remaining counterclaims.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

NEUTRAL TANDEM, INC.

Date: May 5, 2009	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)