Form 10-Q
period 2009-06-30
Neutral Tandem Inc
filed 2009-08-07
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 33,468,967 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$142,601	$110,414
Receivables	23,152	16,785
Deferred tax asset-current	2,023	2,341
Other current assets	20,111	1,795

Total current assets	187,887	131,335
Property and equipment—net	44,395	45,266
Restricted cash	440	440
Investments and other assets	510	18,802

Total assets	$233,232	$195,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,233	$258
Accrued liabilities:
Taxes payable	1,694	657
Circuit cost	2,472	3,358
Rent	1,132	1,183
Payroll and related items	2,210	952
Other	2,552	1,535
Current installments of long-term debt	1,456	2,961

Total current liabilities	14,749	10,904
Other liabilities	—	191
Deferred tax liability-noncurrent	4,925	4,647
Long-term debt—excluding current installments	—	235

Total liabilities	19,674	15,977
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 33,433,171 shares and 32,357,383 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33	32
Additional paid-in capital	165,706	151,733
Retained earnings	47,819	28,101

Total shareholders’ equity	213,558	179,866

Total liabilities and shareholders’ equity	$233,232	$195,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$41,235	$28,578	$79,484	$54,804

Operating expense:
Network and facilities expense (excluding depreciation and amortization)	12,432	9,386	23,894	18,496
Operations	4,849	4,125	9,804	8,197
Sales and marketing	474	451	998	995
General and administrative	3,704	3,194	7,093	6,212
Depreciation and amortization	3,199	2,823	7,240	6,086
Impairment of fixed assets	—	195	—	195
Gain on disposal of fixed assets	—	—	(25)	—

Total operating expense	24,658	20,174	49,004	40,181

Income from operations	16,577	8,404	30,480	14,623

Other (income) expense
Interest expense, including debt discount of $22, $21, $44 and $49 respectively	94	250	227	549
Interest income	(257)	(799)	(548)	(1,697)
Other (income) expense	1	—	(241)	550

Total other (income) expense	(162)	(549)	(562)	(598)

Income before income taxes	16,739	8,953	31,042	15,221
Provision for income taxes	6,065	3,309	11,324	5,554

Net income	$10,674	$5,644	$19,718	$9,667

Net income per share:
Basic	$0.32	$0.18	$0.60	$0.31

Diluted	$0.31	$0.17	$0.59	$0.29

Weighted average number of shares outstanding:
Basic	33,018	31,771	32,774	31,432

Diluted	33,948	33,210	33,682	33,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$19,718	$9,667
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	7,240	6,086
Deferred income taxes	596	12
Impairment of fixed assets	—	195
Gain on disposal of fixed assets	(25)	—
Non-cash share-based compensation	1,940	1,039
Amortization of debt discount	44	49
Changes in fair value of ARS	(726)	—
Changes in fair value of ARS Rights	485	—
Excess tax benefit associated with stock option exercise	(8,157)	—
Changes in assets and liabilities:
Receivables	(6,367)	(2,826)
Other current assets	169	(119)
Other noncurrent assets	48	65
Accounts payable	969	2,010
Accrued liabilities	10,341	(1,286)
Noncurrent liabilities	—	188

Net cash flows from operating activities	26,275	15,080

Cash Flows From Investing Activities:
Purchase of equipment	(4,365)	(7,881)
Proceeds from sale of equipment	27	—
Purchase of long-term investments	—	(25,150)
Sale of long-term investments	—	900

Net cash flows from investing activities	(4,338)	(32,131)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	3,877	4,991
Excess tax benefit associated with stock option exercise	8,157	—
Principal payments on long-term debt	(1,784)	(2,357)

Net cash flows from financing activities	10,250	2,634

Net Increase (Decrease) In Cash And Cash Equivalents	32,187	(14,417)
Cash And Cash Equivalents—Beginning	110,414	112,020

Cash And Cash Equivalents—End	$142,601	$97,603

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$117	$562

Cash paid for taxes	$5,086	$3,104

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$2,177	$3,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS

Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. The Company’s services enable competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements —The accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Short-term Investments — The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At June 30, 2009, the Company’s short-term investments consisted of $18.8 million (par value) of auction rate securities (ARS) recorded within the other current asset category of the Company’s condensed consolidated balance sheet. See note 7 to the condensed consolidated financial statements for further details on the Company’s ARS and related ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into a settlement agreement with UBS in the fourth quarter of 2008, the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value. As such, in the second quarter of 2009, the Company recorded a loss of $0.3 million related to the ARS Rights and a gain of $0.3 million on the Company’s ARS portfolio related to the change in fair value during the three months ended June 30, 2009. In the six months ended June 30, 2009, the loss was $0.5 million related to the ARS Rights and a gain of $0.7 million on the Company’s ARS portfolio related to the change in fair value during the six months ended June 30, 2009. These amounts are reflected within other (income) expense in the Company’s condensed consolidated statements of income.

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

Effective June 30, 2009, the Company adopted FASB Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. 107-1), which requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. As FSP No. 107-1 relates to disclosure requirements, the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

The Company did not elect to measure its debt at fair value. The estimated fair value of the Company’s debt at June 30, 2009 was $2.1 million compared to the carrying amount of $1.5 million included in the condensed consolidated balance sheet. The estimated fair value of the Company’s debt at December 31, 2008 was $3.8 million compared to the carrying amount of $3.2 million included in the condensed consolidated balance sheet. The Company’s estimated fair value of its debt is determined by discounting the future cash flows using a discount rate of approximately 15.0%. This discount rate includes the final interest payment which is required at the end of the loan term. The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value.

The Company applies a discounted cash flow model approach to value its financial assets and liabilities, which include its ARS and ARS Rights. The discounted cash flow model approach takes into consideration the anticipated coupon rate for the securities, a market-based discount rate, an illiquidity premium and an anticipated workout period, or likely timeframe to redemption or liquidation in the open market. The fair value disclosures required by Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), are included in Note 7, Investments and Fair Value Measurements.

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at June 30, 2009 and December 31, 2008.

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

The Company had no impairment of long-lived assets in the six months ended June 30, 2009 and $0.2 million in the six months ended June 30, 2008 related to the Company’s decision to invest in new switch equipment in its Michigan and Ohio locations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income applicable to common stockholders, as reported	$10,674	$5,644	$19,718	$9,667
Denominator:
Weighted average common shares outstanding	33,018	31,771	32,774	31,432
Effect of dilutive securities:
Stock options	930	1,439	908	1,589
Warrants	—	—	—	109

Denominator for diluted earnings per share	33,948	33,210	33,682	33,130

Net earnings per share:
Basic - as reported	$0.32	$0.18	$0.60	$0.31

Diluted - as reported	$0.31	$0.17	$0.59	$0.29

Options to purchase 36,000, 1,386,000, 1,528,000 and 1,386,000 shares of common stock were outstanding during the three months ended June 30, 2009 and June 30, 2008 and the six months ended June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Stock-Based Compensation — The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended June 30, 2009 and 2008, is $1.0 million and $0.8 million, respectively. The amount of share-based expense recorded in the six months ended June 30, 2009 and 2008, is $1.9 million and $1.0 million, respectively.

Recent Accounting Pronouncements — As required by the provisions of Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, the Company adopted Statement of Financial Accounting Standards (SFAS) 157 for our non-financial assets and liabilities on January 1, 2009, which did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP Financial Accounting Standards (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

3.	DEBT

At June 30, 2009, the Company has approximately $1.5 million of debt outstanding with Western Technology Investment (WTI). The amounts outstanding are summarized as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	$79	$536
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	233	686
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	464	906
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	687	1,120
Less—discount on debt associated with the issuance of warrants	(7)	(52)

Total long-term debt	1,456	3,196

Less—current installments	(1,456)	(2,961)

Long-term debt—excluding current installments	$—	$235

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended June 30, 2009 and December 31, 2008, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by Bank of America, NA to secure certain facility leases and other obligations. At June 30, 2009 there was $440,000 of restricted cash used as collateral for $384,000 in letters of credit outstanding.

4.	LEGAL PROCEEDINGS

From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Peerless Networks, LLC. On June 12, 2008, the Company commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 ( Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402) . On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. The parties have now commenced discovery on the Company’s claims and the defendants’ remaining counterclaims. The Company believes that the defendants’ remaining allegations have no merit and intends to vigorously defend itself against these remaining counterclaims.

5.	INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 36.2% and 36.9% for the three months ended June 30, 2009 and 2008, respectively. The Company’s estimated effective income tax rate was 36.5% for both of the six months ended June 30, 2009 and 2008. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2005. At June 30, 2009 and December 31, 2008, the Company had not accrued any income tax liability due to uncertain tax positions.

6.	STOCK OPTIONS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provides for issuance of up to 1,600,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. The Company authorized an additional 700,000, 350,000 and 2,000,000 options and restricted stock under the 2003 Plan in February 2006, May 2006 and July 2006, respectively. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2009, the Company had granted a total of 1,017,658 options that remained outstanding under the 2003 Plan.

At June 30, 2009, the Company had granted a total of 1,419,500 options that remained outstanding under the 2007 Plan. Option awards for 1,980,760 shares, representing approximately 5.9% of the Company’s outstanding common stock as of June 30, 2009, remained available for additional grants under the 2007 Plan.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2008 and through the second quarter of fiscal 2009:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23
Fourth Quarter 2008	62,000	$16.87
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90

Total	1,576,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
Expected life	6.3 -6.7 years	6.4 -6.5 years
Risk-free interest rate range	2.1% - 3.2%	3.0% - 3.7%
Expected dividends	—	—
Volatility	54.3% - 54.5%	41.9% - 42.9%

The Company utilized the simple average volatility of three telecommunication companies that share similar business characteristics. The simple average volatility of the three companies selected ranged from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it was not materially different than the results of the three company average. The Company calculated and utilized its own volatility during the first and second quarters of 2009.

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for the valuation of stock options, as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amended SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company used the simplified method in 2008 and the first quarter of 2009. During the second quarter of 2009 the Company determined that sufficient historical data exists regarding the actual term that employees hold their options and began to utilize its own expected term. The Company’s calculated term that was used during the second quarter 2009 was approximately 6.7 years.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $12.06 and $8.46 for the six months ended June 30, 2009 and 2008, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2009 and 2008 was approximately $3.4 million and $0.2 million, respectively.

The following summarizes activity under the Company’s stock option plan for the six months ended June 30, 2009:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—January 1, 2009	3,603	$9.03
Granted	36	22.89
Exercised	(1,076)	3.60
Cancelled	(72)	13.47

Options outstanding—June 30, 2009	2,491	$11.45	$46,310	8.1

Vested or expected to vest-June 30, 2009	2,491	$11.45	$46,310	8.1

Exercisable-June 30, 2009	638	$8.34	$13,834	7.5

The unrecognized compensation cost associated with options outstanding at June 30, 2009 and December 31, 2008 was $10.5 million and $12.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 2.8 years as of June 30, 2009 and December 31, 2008, respectively.

7.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$138,472	$—	$—	$138,472
ARS—trading securities	$18,825	$—	$(1,231)	$17,594
ARS rights	$—	$891	$—	$891

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$106,867	$—	$—	$106,867
ARS—trading securities	$18,825	$—	$(1,957)	$16,868
ARS rights	$—	$1,376	$—	$1,376

The following is a summary of the carrying values and balance sheet classification as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Cash in banks	$4,129	$3,547
Money market	138,472	106,867
ARS—trading securities	17,594	16,868
ARS rights	891	1,376
Restricted cash	440	440

Total	$161,526	$129,098

Reported as:
Cash and cash equivalents	$142,601	$110,414
Other current assets	18,485	—
Non-current other assets	—	18,244
Non-current restricted cash	440	440

Total	$161,526	$129,098

As of June 30, 2009 and December 31, 2008, the Company had $138.5 million and $106.9 million, respectively, invested in money market mutual funds of which $99.3 million is guaranteed under the U.S. Department of the Treasury’s Temporary Guaranty Program.

At June 30, 2009 and December 31, 2008, the Company held approximately $18.8 million (par value) of auction rate securities (ARS) investments in municipal notes. These investments were reclassified to trading securities from available for sale securities in the fourth quarter of 2008. Accordingly, they were valued at fair value as of June 30, 2009 and December 31, 2008. The Company’s ARS have an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $6.3 million of the securities at par value through issuer redemptions. As of June 30, 2009, these investments were reclassified to short-term investments in accordance with the ARS Rights which allow the Company to sell its ARS back to UBS beginning June 30, 2010, which is consistent with the Company’s intent.

The ARS securities are valued using a discounted cash flow model that takes into consideration the following factors among others:

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

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company has elected to treat its ARS as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. In the second quarter of 2009, the Company recorded a loss of $0.3 million related to the ARS Rights and a gain of $0.3 million on the Company’s ARS portfolio related to the change in fair value during the three months ended June 30, 2009. During the first six months of 2009, the Company recorded a loss of $0.5 million related to the ARS Rights and a gain of $0.7 million on the Company’s ARS portfolio due to changes in the estimated fair value of each investment. The ARS Rights and the ARS, reclassified from available-for-sale to trading securities, are recorded in current other assets in the accompanying condensed consolidated balance sheet as of June 30, 2009 and recorded in non-current other assets in the accompanying condensed consolidated balance sheet as of December 31, 2008.

The Company does not intend to hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities and ARS Rights. As a result of auction failures related to the auction rate securities during the year 2008, market inputs were not available as of June 30, 2009 and December 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of June 30, 2009 and December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

The Company’s ARS Rights were valued by determining the value of the underlying auction rate securities on a stand-alone basis compared to their value along with the ARS Rights. The Company utilized the same factors that were used to value its investment in ARS.

The Company does not have liabilities measured at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Investments:
Money market funds	$138,472	$—	$—	$138,472
ARS—trading securities	—	—	17,594	17,594

Total investments	$138,472	$—	$17,594	$156,066

ARS rights	—	—	891	891

Total assets measured at fair value	$138,472	$—	$18,485	$156,957

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s condensed consolidated statement of income as other (income) expense. The unrealized gain associated with ARS-trading securities for the three months ended June 30, 2009 was approximately $0.3 million and was approximately $0.7 million for the six month period ended June 30, 2009. The unrealized loss associated with the ARS Rights for the three months ended June 30, 2009 was approximately $0.3 million and was approximately $0.5 million for the six month period ended June 30, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended June 30, 2009 (in thousands):

	December 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 30, 2009
				Realized	Unrealized
ARS—trading securities	$16,868	$—	$—	$—	$726	$17,594
ARS rights	1,376	—	—	—	(485)	891

Total	$18,244	$—	$—	$—	$241	$18,485

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, unrealized holding losses on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net unrealized holding loss on available-for-sale investments, net of tax	$—	$(454)	$—	$(693)

Total other accumulated comprehensive loss	$—	$(454)	$—	$(693)

The following table reconciles net income to comprehensive income for the periods ended June 30, 2009 and June 30, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$10,674	$5,644	$19,718	$9,667
Other comprehensive loss	—	(454)	—	(693)

Total comprehensive income	$10,674	$5,190	$19,718	$8,974

9.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic indirectly was through the use of the incumbent local exchange carriers, or ILECs’, tandem switches. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our services enable competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

The proliferation of competitive carriers after the passage of the Telecommunications Act of 1996 and their capture of an increasing share of subscribers shifted a greater amount of intercarrier traffic to ILEC tandem switches and amplified the complexity of carrier interconnections. This resulted in additional traffic loading of ILEC tandems, lower service quality and substantial costs incurred by competitive carriers for interconnection. A loss of ILEC market share to competitive carriers escalated competitive tensions and resulted in an increased demand for tandem switching.

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 118 markets as of June 30, 2009.

For the three months ended June 30, 2009, we increased revenue to $41.2 million, an increase of 44.3% compared to the three months ended June 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 21.3 billion minutes processed in the three months ended June 30, 2009 from 14.2 billion minutes processed in the three months ended June 30, 2008, an increase of 50.0%. Our income from operations for the three months ended June 30, 2009 was $16.6 million compared to $8.4 million for the three month ended June 30, 2008. Net income for the three month ended June 30, 2009, was approximately $10.7 million compared to net income of $5.6 million for the three months ended June 30, 2008.

For the six months ended June 30, 2009, we increased revenue to $79.5 million, an increase of 45.0% compared to the six months ended June 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 41.0 billion minutes processed in the six months ended June 30, 2009 from 27.1 billion minutes processed in the six months ended June 30, 2008, an increase of 51.4%. Our income from operations for the six months ended June 30, 2009 was $30.5 million compared to $14.6 million for the six months ended June 30, 2008. Net income for the six months ended June 30, 2009, was approximately $19.7 million compared to net income of $9.7 million for the six months ended June 30, 2008.

Revenue

We generate revenue from the sale of our managed tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue (in thousands)	$41,235	$28,578	$79,484	$54,804
Minutes of Use Billed (In millions)	21,339	14,222	41,008	27,081
Average fee per billed minute	$0.0019	$0.0020	$0.0019	$0.0020

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

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 18 additional markets we added during the first six months of 2009 and the 36 additional markets added in 2008 as financially attractive, the rates we charge in those markets for local transit services are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average. Although we expect that the total number of minutes switched by our network will increase as we enter new markets, our revenues would decrease if our average fee per minute were to continue to decline and we were unable to increase the total number of minutes switched by our network.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 142 employees at June 30, 2009 from 131 employees at June 30, 2008.

Network and Facilities Expense. Our network and facilities expense includes transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. We do not defer any costs associated with the start-up of new switch locations and we do not capitalize any costs. The start-up of an additional switch location can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring circuit installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring costs, or on a one-time basis, which we refer to as non-recurring costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through July 2019. Additionally, we pay the cost of all the utilities for all of our switch locations.

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

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment. Interest income is earned primarily on our cash, cash equivalents and our investment in ARS.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 13, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2009.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Revenue	$41,235	$28,578	$79,484	$54,804
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	12,432	9,386	23,894	18,496
Operations	4,849	4,125	9,804	8,197
Sales and marketing	474	451	998	995
General and administrative	3,704	3,194	7,093	6,212
Depreciation and amortization	3,199	2,823	7,240	6,086
Impairment of fixed assets	—	195	—	195
Loss (gain) on disposal of fixed assets	—	—	(25)	—

Total operating expense	24,658	20,174	49,004	40,181

Income from operations	16,577	8,404	30,480	14,623

Other (income) expense
Interest expense, including debt discount of $22, $21, $44 and $49, respectively	94	250	227	549
Interest income	(257)	(799)	(548)	(1,697)
Other (income) expense	1	—	(241)	550

Total other (income) expense	(162)	(549)	(562)	(598)

Income before income taxes	16,739	8,953	31,042	15,221
Provision for income taxes	6,065	3,309	11,324	5,554

Net income	$10,674	$5,644	$19,718	$9,667

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Revenue increased to $41.2 million in the three months ended June 30, 2009 from $28.6 million in the three months ended June 30, 2008, an increase of 44.3%. The increase in revenue was primarily due to an increase of minutes of use to 21.3 billion minutes processed in the three months ended June 30, 2009 from 14.2 billion minutes processed in the three months ended June 30, 2008, an increase of 50.0%. The increase in the number of minutes processed by the Company’s network was a result of further penetration of current markets and customers, as well as the entry into 36 new markets since June 30, 2008.

Operating Expenses. Operating expenses for the three months ended June 30, 2009 of $24.7 million increased $4.5 million, or 22.2%, from $20.2 million for the three months ended June 30, 2008. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $12.4 million in the three months ended June 30, 2009, or 30.1% of revenue, from $9.4 million in the three months ended June 30, 2008, or 32.8% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 878 switch locations to 1,989 switch locations at June 30, 2009 from 1,111 switch locations at June 30, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of June 30, 2009 grew to 32 compared to 30 locations at June 30, 2008.

Operations Expenses. Operations expenses increased to $4.8 million in the three months ended June 30, 2009, or 11.8% of revenue, from $4.1 million in the three months ended June 30, 2008, or 14.4% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $0.5 million in the three months ended June 30, 2009, or 1.1% of revenue, compared to $0.5 million in the three months ended June 30, 2008, or 1.6% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at June 30, 2009.

General and Administrative Expense. General and administrative expense increased to $3.7 million in the three months ended June 30, 2009, or 9.0% of revenue, compared with $3.2 million in the three months ended June 30, 2008, or 11.2% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.4 million in salary and wages and $0.1 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.2 million in the three months ended June 30, 2009, or 7.8% of revenue, compared to $2.8 million in the three months ended June 30, 2008, or 9.9% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.1 million was recorded in the three months ended June 30, 2008, related to the conversion of new switch equipment in our New York location.

Gain on Disposal of Fixed Assets. During the three months ended June 30, 2009 and 2008, we did not have any gain or loss on disposal of equipment.

Other (Income) Expense. Other income of $0.2 million for the three months ended June 30, 2009 decreased $0.3 million compared to other income of $0.5 million for the three months ended June 30, 2008. Interest expense decreased due to lower average outstanding borrowing amounts while investment income decreased due to lower average investment rates.

Provision for Income Taxes. Provision for income taxes of $6.1 million for the three months ended June 30, 2009 increased by $2.8 million compared to $3.3 million for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009 and 2008 was 36.2% and 37.0%, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Revenue was $79.5 million for the six months ended June 30, 2009, an increase of $24.7 million, or 45.0%, from $54.8 million for the six months ended June 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 41.0 billion minutes processed in the six months ended June 30, 2009 from 27.1 billion minutes processed in the six months ended June 30, 2008, an increase of 51.3%.

Operating Expenses. Operating expenses were $49.0 million for the six months ended June 30, 2009, an increase of $8.8 million from $40.2 million for the six months ended June 30, 2008, or 61.7% and 73.3% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses were $23.9 million for the six months ended June 30, 2009, or 30.1% of revenue, an increase from $18.5 million for the six months ended June 30, 2008, or 33.7% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 878 switch locations to 1,989 switch locations at June 30, 2009 from 1,111 switch locations at June 30, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of June 30, 2009 grew to 32 compared to 30 switch locations at June 30, 2008.

Operations Expenses. Operations expenses were $9.8 million for the six months ended June 30, 2009, or 12.3% of revenue, an increase of $1.6 million compared to $8.2 million for the six months ended June 30, 2008, or 15.0% of revenue. The increase in our operations expenses is primarily due to an increase of $0.8 million in payroll and benefits, due to an increase in the number of switch location personnel, along with an increase of $0.8 million due to higher switch repair, maintenance and insurance expenses.

Sales and Marketing Expense. Sales and marketing expense was $1.0 million for the six months ended June 30, 2009, or 1.3% of revenue, is unchanged from $1.0 million for the six months ended June 30, 2008, or 1.8% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force of June 30, 2009.

General and Administrative Expense. General and administrative expense increased to $7.1 million in the six months ended June 30, 2009, or 8.9% of revenue, from $6.2 million for the six months ended June 30, 2008, or 11.3% of revenue. The increase in our general and administrative expense is primarily due to an increase of $1.3 million in payroll and benefits partially offset by a decrease of $0.4 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.2 million in the six months ended June 30, 2009, or 9.1% of revenue, compared to $6.1 million in the six months ended June 30, 2008, or 11.1% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.8 million and $0.7 million was recorded in the six months ended June 30, 2009 and 2008, respectively, which was related to our conversion to new switch equipment in our Illinois, Indiana and Minnesota locations in 2009 and our New York, Michigan and Ohio locations in 2008.

Impairment of Fixed Assets. Impairment of fixed assets was approximately $0.2 million for the six months ended June 30, 2008 compared to no impairment of fixed assets for the six months ended June 30, 2009. In June of 2008, we invested in new switch equipment in our Michigan and Ohio locations.

Loss (gain) on disposal of fixed assets. In the six months ended June 30, 2009, we sold equipment in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale. During the six months ended June 30, 2008, we did not have any gain or loss on disposal of equipment.

Other (Income) Expense. Other income was $0.6 million in the six months ended June 30, 2009 and the six months ended June 30, 2008.

Provision for Income Taxes. Provision for income taxes was $11.3 million for the six months ended June 30, 2009, an increase of $5.7 million compared to $5.6 million for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 and June 30, 2008 was 36.5% for both periods.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
Working capital	$173,138	$120,431
Cash and cash equivalents	142,601	110,414
Investment in ARS	—	18,244
Restricted cash	440	440

	Six Months Ended
	June 30, 2009	June 30, 2008
Net cash flows from operating activities	$26,275	$15,080
Net cash flows from investing activities	(4,338)	(32,131)
Net cash flows from financing activities	10,250	2,634

At December 31, 2008, we had $110.4 million in cash and cash equivalents, $18.2 million in long-term investments and $0.4 million in restricted cash. In comparison, at June 30, 2009, we had $142.6 million in cash and cash equivalents, $18.5 million in short-term investments and $0.4 million in restricted cash. At December 31, 2008, cash and cash equivalents consisted of highly liquid money market funds and long-term investments consisted of auction rate securities and ARS Rights. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit. At June 30, 2009, cash and cash equivalents consisted of highly liquid money market funds and short-term investments consisted of auction rate securities and ARS Rights. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit.

Cash flows from operating activities

Our largest source of operating cash flows is payments from customers which are generally received between 35 to 45 days following the end of the billing month. Our primary uses of cash from operating activities are for personnel related expenditures, facility and switch maintenance costs.

Cash provided by operations for the period ended June 30, 2009 of $26.3 million was attributable to net income of $19.7 million plus non-cash charges of $10.3 million consisting primarily of depreciation and amortization, deferred income taxes, stock-based compensation expense and changes in fair value of ARS Rights partially offset by a non-cash tax benefit of $8.2 million and changes in fair value of ARS of $0.7 million. Receivables used $6.4 million of cash during the first six months of 2009 as receivables found within the Company’s condensed consolidated balance sheet grew to $23.2 million at June 30, 2009 compared to $16.8 million at December 31, 2008. Approximately $4.2 million of this increase is due to the Company’s continued growth in revenue and customer billing. The remaining $2.2 million increase is related to a tax receivable. Other current assets, other non-current assets, accounts payable and accrued liabilities increased by $11.6 million primarily due to the increase in tax payables and payroll related accruals partially offset by the reduction of amounts reserved for circuit costs.

We experienced positive cash flows from operations of $15.1 million in the first six months of 2008. We generated net income for the period of $9.7 million, and we had non-cash charges of $7.4 million consisting primarily of depreciation and amortization and stock-based compensation expense. Accounts receivable, other current assets and other non-current assets decreased by $2.9 million. Accounts payable increased by $2.0 million, accrued liabilities decreased by $1.3 million due to payments made during the period and non-current liabilities increased by $0.2 million.

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

Cash flows from investing activities

The changes in cash flows from investing activities primarily relate to purchases of switch equipment and the purchase of investments.

Net cash used for investing activities in the first six months of 2009 was $4.3 million and was comprised of additions to property, plant and equipment.

Net cash used in investing activities for the six months ended June 30, 2008 was $32.1 million and primarily represented net use of funds from the purchase of investments in the period of $25.1 million and the additions to property, plant and equipment of $7.9 million partially offset by the proceeds from the investment redemption of $0.9 million.

In the next twelve months, capital expenditures are expected to be in the range of approximately $18.0 million to $20.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to the exercise of stock options and payments under our debt obligations.

Net proceeds from financing activities for the period ended June 30, 2009 were $10.2 million and primarily relate to the proceeds from the issuance of common stock associated with stock options of $3.9 million and the tax benefit associated with stock option exercise of $8.1 million partially offset by our repayment of $1.8 million of principal on our outstanding debt.

Net proceeds from financing activities for the six months ended June 30, 2008 were $2.6 million and primarily related to the issuance of common stock associated with stock options in the period of $5.0 million partially offset by our repayment of $2.4 million of principal on our outstanding debt.

Investments

At June 30, 2009 and December 31, 2008, we held approximately $18.8 million (par value) of municipal note investments. These investments were valued at fair value as of June 30, 2009. As such, in the second quarter of 2009 we recorded a gain of $0.3 million and a gain of approximately $0.7 million for the six months ended June 30, 2009 related to investments in auction rate securities. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. As such, the Company recorded a loss of approximately $0.3 million for the three months ended June 30, 2009 and $0.5 million for the six months ended June 30, 2009 related to the ARS Rights.

We also invest our excess cash in money market mutual funds which are carried at market value. As of June 30, 2009, we had $138.5 million in cash and cash equivalents invested in two money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the six month periods ended June 30, 2009 and 2008.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents, short-term investments and restricted cash totaling $161.5 million at June 30, 2009. This amount was allocated primarily in money market funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At June 30, 2009, we had $138.5 million in cash and cash equivalents invested in two money market mutual funds and $18.5, in the aggregate, in ARS and ARS Rights. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements—“Investments and Fair Value Measurements.”

None of our indebtedness discussed in footnote 3 to the condensed consolidated financial statements—“Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at June 30, 2009, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.

There have been no changes during the three months ended June 30, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Peerless Networks, LLC. On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 ( Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402) . On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. The parties have now commenced discovery on our claims and the defendants’ remaining counterclaims. We believe that the defendants’ remaining allegations have no merit and intend to vigorously defend ourselves against these remaining counterclaims.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Local Tandem Transit Service

Some state governments and their regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

In Michigan in 2005, the Michigan Public Service Commission revised the maximum allowable rate that AT&T could charge for transit service in Michigan based on AT&T’s total element long run incremental cost, or TELRIC, which was significantly below the rate previously charged by AT&T (previously SBC Communications). This decision caused us to reduce the rate we charged for our transit service and had a significant impact on the profitability of our service in Michigan.

•

In December 2008, the United States District Court for the District of Nebraska held that the Public Service Commission of Nebraska was correct in determining that the ILEC must provide transit service under the Telecommunications Act and that the Nebraska PSC did not err in ordering the ILEC to provide the service at TELRIC based rates.

•

Additionally, a declaratory action was recently commenced with the Connecticut Department of Public Utility Control (the “DPUC”) pursuant to which a competitive carrier is requesting that the DPUC order the ILEC to reduce its transit rate to a cost based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. The DPUC has ordered the ILEC to submit a cost study to evidence its costs for transit. We have intervened in this proceeding and commenced a separate proceeding seeking to have the DPUC reclassify the ILEC’s transit service from the “non-competitive” category to a competitive category.

•

The Commonwealth of Puerto Rico, where we are in the process of establishing service, recently determined that the ILEC must provide transit service at a cost based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost based rate. The ILEC is appealing this decision and has asked the Telecommunications Regulatory Board of Puerto Rico reconsider its ruling. We are seeking to intervene in this proceeding and have also asked the Board to reconsider its ruling.

If as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have an adverse affect on our business, financial condition and operating results.

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

We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Networks and Hypercube and expect to compete with new entrants to the tandem services market.

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, Peerless Networks and Hypercube, and expect to compete with new entrants to the tandem services market. Competition has recently intensified causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets. We expect competition to intensify in the future, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors may charge rates that are below the rates we charge. In addition, our competitors could lower their rates or bundle other services with their transit or access services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

In addition to the other information set forth in this report, you should carefully consider the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings.

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

The Company’s 2009 annual meeting of shareholders was held on May 28, 2009. At the annual meeting, our shareholders elected seven directors to the Company’s Board of Directors and ratified the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Following are the results of the election:

Proposal I: Election of seven directors to the Board of Directors

	Votes For	Votes Withheld
Rian J. Wren	32,828,278	212,838
James P. Hynes	30,543,030	498,086
Dixon R. Doll	29,952,034	1,089,082
Peter Barris	29,830,488	1,210,628
Robert C. Hawk	29,821,971	1,219,145
Lawrence M. Ingeneri	30,792,952	248,164
G. Edward Evans	29,973,087	1,068,029

Proposal II: Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year ending December 31, 2009

Votes for	30,947,950
Votes against	89,528
Abstentions	3,638

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: August 7, 2009	By:	/s/ Rian Wren
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Robert Junkroski
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)