Form 10-Q
period 2009-09-30
Neutral Tandem Inc
filed 2009-11-05
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	smaller reporting company	☐

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

As of November 1, 2009, 33,549,381 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$158,231	$110,414
Receivables	22,029	16,785
Deferred tax asset-current	3,395	2,341
Other current assets	17,636	1,795

Total current assets	201,291	131,335
Property and equipment—net	45,660	45,266
Restricted cash	440	440
Investments and other assets	510	18,802

Total assets	$247,901	$195,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,298	$258
Accrued liabilities:
Taxes payable	2,076	657
Circuit cost	2,651	3,358
Rent	1,104	1,183
Payroll and related items	3,231	952
Other	3,437	1,535
Current installments of long-term debt	698	2,961

Total current liabilities	15,495	10,904
Other liabilities	—	191
Deferred tax liability-noncurrent	5,065	4,647
Long-term debt—excluding current installments	—	235

Total liabilities	20,560	15,977
Commitments and contingencies
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 33,531,681 shares and 32,357,383 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	34	32
Additional paid-in capital	168,402	151,733
Retained earnings	58,905	28,101

Total shareholders’ equity	227,341	179,866

Total liabilities and shareholders’ equity	$247,901	$195,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$44,692	$31,154	$124,176	$85,958

Operating expense:
Network and facilities expense (excluding depreciation and amortization)	13,093	11,215	36,987	29,711
Operations	4,991	4,288	14,795	12,485
Sales and marketing	467	466	1,465	1,461
General and administrative	5,375	2,801	12,468	9,013
Depreciation and amortization	3,506	3,561	10,746	9,647
Impairment of fixed assets	—	—	—	195
Gain on disposal of fixed assets	(28)	—	(53)	—

Total operating expense	27,404	22,331	76,408	62,512

Income from operations	17,288	8,823	47,768	23,446

Other (income) expense:
Interest expense, including debt discount of $8, $22, $52 and $73 respectively	49	208	276	757
Interest income	(159)	(870)	(707)	(2,567)
Other (income) expense	(65)	—	(306)	550

Total other (income) expense	(175)	(662)	(737)	(1,260)

Income before income taxes	17,463	9,485	48,505	24,706
Provision for income taxes	6,377	3,321	17,701	8,875

Net income	$11,086	$6,164	$30,804	$15,831

Net income per share:
Basic	$0.33	$0.19	$0.93	$0.50

Diluted	$0.32	$0.19	$0.91	$0.48

Weighted average number of shares outstanding:
Basic	33,494	32,009	33,017	31,626

Diluted	34,181	33,312	33,849	33,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$30,804	$15,831
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	10,746	9,647
Deferred income taxes	(636)	1,408
Impairment of fixed assets	—	195
Gain on disposal of fixed assets	(53)	—
Non-cash share-based compensation	3,404	2,027
Amortization of debt discount	52	73
Changes in fair value of ARS	(887)	—
Changes in fair value of ARS Rights	581	—
Excess tax benefit associated with stock option exercise	(9,013)	(6,492)
Changes in assets and liabilities:
Receivables	(5,244)	1,887
Other current assets	1,159	(374)
Other noncurrent assets	48	229
Accounts payable	757	1,175
Accrued liabilities	13,636	(1,347)
Noncurrent liabilities	—	43

Net cash flows from operating activities	45,354	24,302

Cash Flows From Investing Activities:
Purchase of equipment	(9,859)	(14,480)
Proceeds from sale of equipment	55	—
Purchase of long-term investments	—	(25,150)
Sale of ARS	1,550	5,550

Net cash flows from investing activities	(8,254)	(34,080)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	4,254	996
Excess tax benefit associated with stock option exercise	9,013	6,492
Principal payments on long-term debt	(2,550)	(3,450)

Net cash flows from financing activities	10,717	4,038

Net Increase (Decrease) In Cash And Cash Equivalents	47,817	(5,740)
Cash And Cash Equivalents—Beginning	110,414	112,020

Cash And Cash Equivalents—End	$158,231	$106,280

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$624	$675

Cash paid for taxes	$7,656	$3,201

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$1,454	$985

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

Interim Condensed Consolidated Financial Statements —The accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

Short-term Investments — The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At September 30, 2009, the Company’s short-term investments consisted of $17.3 million (par value) of auction rate securities (ARS) recorded within the other current asset category of the Company’s condensed consolidated balance sheet. See note 7 to the condensed consolidated financial statements for further details on the Company’s ARS and related ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into a settlement agreement with UBS in the fourth quarter of 2008, the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value. As such, in the third quarter of 2009, the Company recorded a loss of $0.1 million related to the ARS Rights and a gain of $0.2 million on the Company’s ARS portfolio related to the change in fair value during the three months ended September 30, 2009. In the nine months ended September 30, 2009, the loss was $0.6 million related to the ARS Rights and a gain of $0.9 million on the Company’s ARS portfolio related to the change in fair value during the nine months ended September 30, 2009. These amounts are reflected within other (income) expense in the Company’s condensed consolidated statements of income.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company may not hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. Changes in the estimated fair value of the ARS and the ARS Rights will be recognized on a quarterly basis until the sale of these securities has been completed.

Fair Values of Financial Instruments —The types of instruments valued based on quoted market prices in active markets include the Company’s money market funds. The types of instruments valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include the Company’s ARS and related ARS Rights. See Note 7 to the condensed consolidated financial statements for further details on investment and fair value measurements.

The Company has not elected to measure its debt at fair value under the Financial Account Standards Board (FASB) Accounting Standards Codification (ASC) section 825-10-50, Financial Instruments: Disclosure (formerly FASB Staff Position (FSP) N. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). The estimated fair value of the Company’s debt at September 30, 2009 was $1.0 million compared to the carrying value of $0.7 million. The Company’s estimated fair value of its debt is determined by discounting the future cash flows using a discount rate of approximately 15.0%. This discount rate includes the final interest payment which is required at the end of the loan term. The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value.

The Company applies a discounted cash flow model approach to value its financial assets and liabilities, which include its ARS and ARS Rights. The discounted cash flow model approach takes into consideration the anticipated coupon rate for the securities, a market-based discount rate, an illiquidity premium and an anticipated workout period, or likely timeframe to redemption or liquidation in the open market. The fair value disclosures required by ASC section 820-10-50, Fair Value Measurements and Disclosures: Disclosure (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157)), are included in Note 7, Investments and Fair Value Measurements.

Restricted Cash —The Company has letters of credit securing certain building leases. In accordance with the terms of the letters of credit, the Company pledged cash for a portion of the outstanding amount. The Company had restricted cash of $0.4 million at September 30, 2009 and December 31, 2008.

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

The Company had no impairment of long-lived assets in the nine months ended September 30, 2009 and $0.2 million in the nine months ended September 30, 2008 related to the Company’s decision to invest in new switch equipment in its Michigan and Ohio locations.

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

Earnings Per Share —Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include stock options, non-vested shares and convertible warrants. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income applicable to common stockholders, as reported	$11,086	$6,164	$30,804	$15,831
Denominator:
Weighted average common shares outstanding	33,494	32,009	33,017	31,626
Effect of dilutive securities:
Stock options	687	1,303	832	1,492
Warrants	—	—	—	72

Denominator for diluted earnings per share	34,181	33,312	33,849	33,190

Net earnings per share:
Basic - as reported	$0.33	$0.19	$0.93	$0.50

Diluted - as reported	$0.32	$0.19	$0.91	$0.48

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options to purchase 847,000, 1,489,500, 875,000 and 1,489,500 shares of common stock were outstanding during the three months ended September 30, 2009 and September 30, 2008 and the nine months ended September 30, 2009 and September 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

295,900 non-vested shares of common stock were issued and outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Stock-Based Compensation — The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended September 30, 2009 and 2008, is $1.5 million and $1.0 million, respectively. The amount of share-based expense recorded in the nine months ended September 30, 2009 and 2008, was $3.4 million and $2.0 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock Options and Non-vested Shares”

Recent Accounting Pronouncements —In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (ASC 105 or FASB Codification) (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (SFAS 168)). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its condensed consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009. As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In April 2009, the FASB issued No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35) (formerly FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-35 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The above provision is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions relating to determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly under ASC 820-10-35 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2009, the FASB issued ASC No. 855, Subsequent Events (ASC 855) (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 5, 2009.

3. DEBT

At September 30, 2009, the Company has approximately $0.7 million of debt outstanding with Western Technology Investment. The amounts outstanding are summarized as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount was paid in July 2009	$—	$536
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount was paid in September 2009	—	686
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	235	906
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	463	1,120
Less—discount on debt associated with the issuance of warrants	—	(52)

Total long-term debt	698	3,196

Less—current installments	(698)	(2,961)

Long-term debt—excluding current installments	$—	$235

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended September 30, 2009 and December 31, 2008, the Company was in compliance with all the covenants under its debt agreement.

The Company uses cash collateralized letters of credit issued by Bank of America, NA to secure certain facility leases and other obligations. At September 30, 2009 there was $440,000 of restricted cash used as collateral for $339,000 in letters of credit outstanding.

4. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect it our business or operating results.

Peerless Networks, LLC. On June 12, 2008, the Company commenced a patent infringement action against Peerless Networks, LLC, Peerless Network of Illinois, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. On August 25, 2009, the Company filed a motion for preliminary injunctive relief seeking to enjoin Peerless Network, LLC and Peerless Network of Illinois, LLC from providing certain tandem transit services. The preliminary injunction hearing is scheduled for November 30, 2009 and December 1, 2009. The court is not required to rule on the Company’s request for injunctive relief by any specific date. Additionally, the parties continue to conduct discovery on the Company’s claims and the defendants’ remaining counterclaims. The Company believes that the defendants’ remaining allegations have no merit and intend to vigorously defend itself against these remaining counterclaims.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. INCOME TAXES

Income taxes were computed using an estimated effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 36.5% for the three months ended September 30, 2009, compared to 35.0% for the same period last year. The Company’s estimated effective income tax rate was 36.5% for the nine months ended September 30, 2009, compared to 35.9% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2005. The Illinois Department of Revenue is scheduled to commence an examination of the Company’s 2006 and 2007 Illinois income tax returns beginning January 2010. At September 30, 2009 and December 31, 2008, the Company did not have any income tax liability due to uncertain tax positions.

6. STOCK OPTIONS AND NON-VESTED SHARES

Options

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2009, the Company had granted a total of 981,723 options that remained outstanding under the 2003 Plan.

At September 30, 2009, the Company had granted a total of 2,220,500 options that remained outstanding under the 2007 Plan. Option awards for 1,170,511 shares, representing approximately 3.5% of the Company’s outstanding common stock as of September 30, 2009, remained available for additional grants under the 2007 Plan.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2008 and through the third quarter of fiscal 2009:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23
Fourth Quarter 2008	62,000	$16.87
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06

Total	2,388,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
Expected life	6.3 - 6.7 years	6.3 - 6.5 years
Risk-free interest rate range	2.1% - 3.2%	3.0% - 3.8%
Expected dividends	—	—
Volatility	54.3% - 55.6%	41.9% - 43.8%

The Company utilized the simple average volatility of three telecommunication companies that share similar business characteristics for estimating the fair value of options granted through December 31, 2008. The simple average volatility of the three companies selected ranged from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it was not materially different than the results of the three company average. As of January 1, 2009, the Company calculated and utilized its own volatility for estimating the fair value of options during 2009.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for the valuation of stock options, as permitted by Securities and Exchange Commission (SEC) under ASC 718-10, Compensation – Stock Compensation (formerly SEC Staff Accounting Bulletin 107 (SAB 107)), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s initial public offering. The Company used the simplified method in 2008 and the first quarter of 2009. During the second quarter of 2009, the Company determined that sufficient historical data exists regarding the actual term that employees hold their options and began to utilize its own expected term. The Company’s calculated term that was used during the third quarter 2009 was approximately 6.4 years.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $14.45 and $8.48 for the nine months ended September 30, 2009 and 2008, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2009 and 2008 was approximately $4.3 million and $0.7 million, respectively.

The following summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2009:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—January 1, 2009	3,603	$9.03
Granted	848	25.92
Exercised	(1,174)	3.62
Cancelled	(75)	13.62

Options outstanding—September 30, 2009	3,202	$15.38	$26,184	8.4

Vested or expected to vest-September 30, 2009	3,023	$15.38	$24,723	8.4

Exercisable-September 30, 2009	779	$8.62	$10,942	7.3

The unrecognized compensation cost associated with options outstanding at September 30, 2009 and December 31, 2008 was $20.3 million and $12.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.1 years and 2.8 years as of September 30, 2009 and December 31, 2008, respectively.

Non-vested Shares

On August 26, 2009, the Company’s Board of Directors granted approximately 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares vest over a four year period. The fair value of the non-vested shares is determined using the company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2009 is as follows:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2009	—	$—	$—
Granted	296	$26.06	$7,711

Non-vested at September 30, 2009	296	$26.06	$7,711

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$154,153	$—	$—	$154,153
ARS—trading securities	$17,275	$—	$(1,070)	$16,205
ARS rights	$—	$795	$—	$795

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$106,867	$—	$—	$106,867
ARS—trading securities	$18,825	$—	$(1,957)	$16,868
ARS rights	$—	$1,376	$—	$1,376

The following is a summary of the carrying values and balance sheet classification as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Cash in banks	$4,078	$3,547
Money market	154,153	106,867
ARS—trading securities	16,205	16,868
ARS rights	795	1,376
Restricted cash	440	440

Total	$175,671	$129,098

Reported as:
Cash and cash equivalents	$158,231	$110,414
Other current assets	17,000	—
Non-current other assets	—	18,244
Non-current restricted cash	440	440

Total	$175,671	$129,098

As of September 30, 2009 and December 31, 2008, the Company had $154.2 million and $106.9 million, respectively, invested in money market mutual funds of which $99.3 million is guaranteed under the U.S. Department of the Treasury’s Temporary Guaranty Program.

At September 30, 2009 and December 31, 2008, the Company held approximately $17.3 million (par value) and $18.8 million (par value), respectively, of auction rate securities (ARS) investments in municipal notes. These investments were reclassified to trading securities from available for sale securities in the fourth quarter of 2008. Accordingly, they were valued at fair value as of September 30, 2009 and December 31, 2008. The Company’s ARS have an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $7.9 million of the securities at par value through issuer redemptions. As of June 30, 2009, these investments were reclassified to short-term investments in accordance with the ARS Rights which allow the Company to sell its ARS back to UBS beginning June 30, 2010, which is consistent with the Company’s investment intent.

The ARS securities are valued using a discounted cash flow model that takes into consideration the following factors among others:

•	the anticipated coupon rate for the securities;

•	a market-based discount rate;

•	an illiquidity premium; and

•	an anticipated workout period, or the likely timeframe to redemption or liquidation in the open market.

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the fourth quarter 2008, the Company entered into a settlement with UBS related to the ARS, pursuant to which the Company elected to participate in a rights offering that provides it with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the settlement and receive the ARS Rights, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS. The ARS Rights have value in that they provide the Company with the ability to limit the length of the workout period to 18 months from the date of agreement, absent redemptions by the issuer or liquidation in the open market. The ARS Rights were valued by analyzing the value of the underlying ARS on a stand-alone basis compared to their value along with the ARS Rights. The additional value of the ARS with the ARS Rights over the calculated value of the ARS on a stand-alone basis represents the value of the ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company has elected to treat its ARS as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. In the third quarter of 2009, the Company recorded a loss of $0.1 million related to the ARS Rights and a gain of $0.2 million on the Company’s ARS portfolio related to the change in fair value during the three months ended September 30, 2009. During the first nine months of 2009, the Company recorded a loss of $0.6 million related to the ARS Rights and a gain of $0.9 million on the Company’s ARS portfolio due to changes in the estimated fair value of each investment. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying condensed consolidated balance sheet as of September 30, 2009 and recorded in non-current other assets in the accompanying condensed consolidated balance sheet as of December 31, 2008.

The Company does not intend to hold these securities until final maturity. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Fair Value Measurement

ASC section 820-10-30, Fair Value Measurements and Disclosures: Initial Measurement (formerly SFAS No. 157), notes that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC section 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

The Company’s cash equivalents are classified within Level I of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds.

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s auction rate securities and ARS Rights. As a result of auction failures related to the auction rate securities during the year 2008 and the nine months ended September 30, 2009, market inputs were not available as of September 30, 2009 and December 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of September 30, 2009 and December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

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

The Company does not have liabilities measured at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Investments:
Money market funds	$154,153	$—	$—	$154,153
ARS—trading securities	—	—	16,205	16,205

Total investments	$154,153	$—	$16,205	$170,358

ARS rights	—	—	795	795

Total assets measured at fair value	$154,153	$—	$17,000	$171,153

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s condensed consolidated statement of income as other (income) expense. The unrealized gain associated with ARS-trading securities for the three months ended September, 2009 was approximately $0.2 million and was approximately $0.9 million for the nine month period ended September 30, 2009. The unrealized loss associated with the ARS Rights for the three months ended September 30, 2009 was approximately $0.1 million and was approximately $0.6 million for the nine month period ended September 30, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended September, 2009 (in thousands):

	December 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		September 30, 2009
				Realized	Unrealized
ARS—trading securities	$16,868	$(1,550)	$—	$—	$887	$16,205
ARS rights	1,376	—	—	—	(581)	795

Total	$18,244	$(1,550)	$—	$—	$306	$17,000

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, unrealized holding losses on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net unrealized holding income (loss) on available-for-sale investments, net of tax	$—	$553	$—	$(140)

Total other accumulated comprehensive income (loss)	$—	$553	$—	$(140)

The following table reconciles net income to comprehensive income for the periods ended September 30, 2009 and September 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$11,086	$6,164	$30,804	$15,831
Other comprehensive income (loss)	—	553	—	(140)

Total comprehensive income	$11,086	$6,717	$30,804	$15,691

NEUTRAL TANDEM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. SEGMENT AND GEOGRAPHIC INFORMATION

ASC 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 128 markets as of September 30, 2009.

For the three months ended September 30, 2009, we increased revenue to $44.7 million, an increase of 43.5% compared to the three months ended September 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 23.0 billion minutes processed in the three months ended September 30, 2009 from 15.9 billion minutes processed in the three months ended September 30, 2008, an increase of 44.7%. Our income from operations for the three months ended September 30, 2009 was $17.3 million compared to $8.8 million for the three month ended September 30, 2008. Net income for the three months ended September 30, 2009, was approximately $11.1 million compared to net income of $6.2 million for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, we increased revenue to $124.2 million, an increase of 44.5% compared to the nine months ended September 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 64.0 billion minutes processed in the nine months ended September 30, 2009 from 42.9 billion minutes processed in the nine months ended September 30, 2008, an increase of 49.0%. Our income from operations for the nine months ended September 30, 2009 was $47.8 million compared to $23.4 million for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009, was approximately $30.8 million compared to net income of $15.8 million for the nine months ended September 30, 2008.

Revenue

We generate revenue from the sale of our managed tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue (in thousands)	$44,692	$31,154	$124,176	$85,958
Minutes of Use Billed (in millions)	22,953	15,855	63,961	42,936
Average fee per billed minute	$0.0019	$0.0020	$0.0019	$0.0020

Minutes of use increase as we increase our number of customers, enter new markets, increase the penetration of existing markets, either with new customers or with existing customers and increase our service offerings. The minutes of use decrease due to direct connection between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiences a decrease in the volume of traffic it carries.

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 28 additional markets we added during the first nine months of 2009 and the 36 additional markets added in 2008 as financially attractive, the rates we charge in those markets for local transit services are generally lower than the rates we charge in the markets we initially opened in 2004. We expect the average fee per billed minute to continue to decrease as we add new markets with lower fees per minute than our current average and as a result of the competitive environment in our marketplace.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 142 employees at September 30, 2009 from 134 employees at September 30, 2008.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring costs, or on a one-time basis, which we refer to as non-recurring costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to interconnect our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through August 2019. Additionally, we pay the cost of all the utilities for all of our switch locations.

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

Other (Income) Expense. Other (income) expense includes adjustments to the fair value of the ARS, adjustments to the fair value of the ARS Rights and expenses incurred in connection with the secondary offering by certain of our shareholders completed in the first quarter of 2008.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 13, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2009.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Revenue	$44,692	$31,154	$124,176	$85,958
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	13,093	11,215	36,987	29,711
Operations	4,991	4,288	14,795	12,485
Sales and marketing	467	466	1,465	1,461
General and administrative	5,375	2,801	12,468	9,013
Depreciation and amortization	3,506	3,561	10,746	9,647
Impairment of fixed assets	—	—	—	195
Gain on disposal of fixed assets	(28)	—	(53)	—

Total operating expense	27,404	22,311	76,408	62,512

Income from operations	17,288	8,823	47,768	23,446

Other (income) expense:
Interest expense, including debt discount of $8, $22, $52 and $73, respectively	49	208	276	757
Interest income	(159)	(870)	(707)	(2,567)
Other (income) expense	(65)	—	(306)	550

Total other (income) expense	(175)	(662)	(737)	(1,260)

Income before income taxes	17,463	9,485	48,505	24,706
Provision for income taxes	6,377	3,321	17,701	8,875

Net income	$11,086	$6,164	$30,804	$15,831

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Revenue increased to $44.7 million in the three months ended September 30, 2009 from $31.2 million in the three months ended September 30, 2008, an increase of 43.5%. The increase in revenue was primarily due to an increase of minutes of use to 23.0 billion minutes processed in the three months ended September 30, 2009 from 15.9 billion minutes processed in the three months ended September 30, 2008, an increase of 44.7%. The increase in the number of minutes processed by the Company’s network was a result of further penetration of current markets and customers, as well as the entry into 37 new markets since September 30, 2008.

Operating Expenses. Operating expenses for the three months ended September 30, 2009 of $27.4 million increased $5.1 million, or 22.8%, from $22.3 million for the three months ended September 30, 2008. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $13.1 million in the three months ended September 30, 2009, or 29.3% of revenue, from $11.2 million in the three months ended September 30, 2008, or 36.0% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 900 switch locations to 2,138 switch locations at September 30, 2009 from 1,238 switch locations at September 30, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of September 30, 2009 grew to 33 compared to 30 locations at September 30, 2008.

Operations Expenses. Operations expenses increased to $5.0 million in the three months ended September 30, 2009, or 11.2% of revenue, from $4.3 million in the three months ended September 30, 2008, or 13.8% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $0.5 million in the three months ended September 30, 2009, or 1.0% of revenue, compared to $0.5 million in the three months ended September 30, 2008, or 1.5% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at September 30, 2009.

General and Administrative Expense. General and administrative expense increased to $5.4 million in the three months ended September 30, 2009, or 12.0% of revenue, compared with $2.8 million in the three months ended September 30, 2008, or 9.0% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.2 million in salaries, $0.5 million in non-cash compensation and $1.9 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.5 million in the three months ended September 30, 2009, or 7.8% of revenue, compared to $3.6 million in the three months ended September 30, 2008, or 11.4% of revenue.

Gain on Disposal of Fixed Assets. In the three months ended September 30, 2009, we sold equipment in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale. During the three months ended September 30, 2008, we did not have any gain or loss on disposal of equipment.

Other (Income) Expense. Other income of $0.2 million for the three months ended September 30, 2009 decreased $0.5 million compared to other income of $0.7 million for the three months ended September 30, 2008. Interest expense decreased due to lower average outstanding borrowing amounts while investment income decreased due to lower average investment rates.

Provision for Income Taxes. Provision for income taxes of $6.4 million for the three months ended September 30, 2009 increased by $3.1 million compared to $3.3 million for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 and 2008 was 36.5% and 35.0%, respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Revenue was $124.2 million for the nine months ended September 30, 2009, an increase of $38.2 million, or 44.5%, from $86.0 million for the nine months ended September 30, 2008. The increase in revenue was primarily due to an increase of minutes of use to 64.0 billion minutes processed in the nine months ended September 30, 2009 from 42.9 billion minutes processed in the nine months ended September 30, 2008, an increase of 49.0%.

Operating Expenses. Operating expenses were $76.4 million for the nine months ended September 30, 2009, an increase of $13.9 million from $62.5 million for the nine months ended September 30, 2008, or 61.5% and 72.7% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses were $37.0 million for the nine months ended September 30, 2009, or 29.8% of revenue, an increase from $29.7 million for the nine months ended September 30, 2008, or 34.6% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 900 switch locations to 2,138 switch locations at September 30, 2009 from 1,238 switch locations at September 30, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of switch locations at the end of September 30, 2009 grew to 33 compared to 30 switch locations at September 30, 2008.

Operations Expenses. Operations expenses were $14.8 million for the nine months ended September 30, 2009, or 11.9% of revenue, an increase of $2.3 million compared to $12.5 million for the nine months ended September 30, 2008, or 14.5% of revenue. The increase in our operations expenses is primarily due to an increase of $1.3 million in payroll and benefits, due to an increase in the number of switch location personnel, along with an increase of $1.0 million due to higher switch repair, maintenance and insurance expenses.

Sales and Marketing Expense. Sales and marketing expense was $1.5 million for the nine months ended September 30, 2009, or 1.2% of revenue, is unchanged from $1.5 million for the nine months ended September 30, 2008, or 1.7% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force.

General and Administrative Expense. General and administrative expense increased to $12.5 million in the nine months ended September 30, 2009, or 10.0% of revenue, from $9.0 million for the nine months ended September 30, 2008, or 10.5% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.4 million in salaries, $1.4 million in non-cash compensation and an increase of $1.5 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $10.7 million in the nine months ended September 30, 2009, or 8.7% of revenue, compared to $9.6 million in the nine months ended September 30, 2008, or 11.2% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Accelerated depreciation of $0.8 million and $1.0 million was recorded in the nine months ended September 30, 2009 and 2008, respectively, which was related to our conversion to new switch equipment in our Illinois, Indiana and Minnesota locations in 2009 and our New York, Michigan and Ohio locations in 2008.

Impairment of Fixed Assets. Impairment of fixed assets was approximately $0.2 million for the nine months ended September 30, 2008 compared to no impairment of fixed assets for the nine months ended September 30, 2009. See footnote 2 to the condensed consolidated financial statements – “Long-lived Assets”.

Gain on disposal of fixed assets. In the nine months ended September 30, 2009, we sold equipment in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale. During the nine months ended September 30, 2008, we did not have any gain or loss on disposal of equipment.

Other (Income) Expense. Other income was $0.7 million in the nine months ended September 30, 2009 compared to $1.3 million for the nine months ended September 30, 2008. The decrease is the result of lower average interest rates earned on investments during 2009.

Provision for Income Taxes. Provision for income taxes was $17.7 million for the nine months ended September 30, 2009, an increase of $8.8 million compared to $8.9 million for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 36.5% and 35.9%, respectively.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
Working capital	$185,796	$120,431
Cash and cash equivalents	158,231	110,414
Investment in ARS	17,000	18,244
Restricted cash	440	440

	Nine Months Ended
	September 30, 2009	September 30, 2008
Net cash flows from operating activities	$45,354	$24,302
Net cash flows from investing activities	(8,254)	(34,080)
Net cash flows from financing activities	10,717	4,038

At December 31, 2008, cash and cash equivalents consisted of highly liquid money market funds and long-term investments consisted of auction rate securities and ARS Rights. The restricted cash balance amounts are pledged as collateral for certain commercial letters of credit. At September 30, 2009, cash and cash equivalents consisted of highly liquid money market funds and short-term investments consisted of auction rate securities and ARS Rights.

Cash flows from operating activities

Net cash provided by operating activities was $45.4 million for the nine months ended September 30, 2009, compared to $24.3 million for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, facility and switch maintenance costs. The increase in operating cash flow reflects high operating earnings driven by a significant increase in minutes billed, partially offset by increases in accounts receivable and non-cash tax benefits associated with stock option exercises.

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

Cash flows from investing activities

Net cash used for investing activities was $8.3 million for the first nine months of 2009, compared to $34.1 million for the same period last year. Investing cash outflows are primarily related to purchases of switch equipment and the purchase of investments. The decrease in investing cash flow is the result of a decrease in the purchase of equipment and investments during the current period, partially offset by a decrease in proceeds from the sale of investments.

In the next twelve months, capital expenditures are expected to be in the range of approximately $20.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash provided by financing activities was $10.7 million for the first nine months of 2009, compared to $4.0 million for the same period last year. The changes in cash flows from financing activities primarily relate to the exercise of stock options and payments under our debt obligations. The increase in financing activities is the result of an increase in the proceeds from the issuance of common stock associated with stock options, an increase in the excess tax benefit associated with stock option expense and a decrease in principal repayments of long-term debt.

Investments

We held approximately $17.3 million (par value) and $18.8 million (par value) of municipal note investments at September 30, 2009 and December 31, 2008, respectively. These investments were valued at fair value as of September 30, 2009. As such, in the third quarter of 2009 we recorded a gain of $0.2 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, related to investments in auction rate securities. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. As such, the Company recorded a loss of approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, related to the ARS Rights.

We also invest our excess cash in money market mutual funds which are carried at market value. As of September 30, 2009, we had $154.2 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 7 to the condensed consolidated financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

Debt and Credit Facilities

We have an equipment loan and security agreement with an affiliate of Western Technology Investment, which initially provided us with up to $19.5 million in available credit. As of September 30, 2009, we had approximately $0.7 million of debt outstanding under this agreement. For further discussion of this equipment loan and security agreement see footnote 3 to the condensed consolidated financial statements – “Debt”.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine month periods ended September 30, 2009 and 2008.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents, short-term investments and restricted cash totaling $175.7 million at September 30, 2009. This amount was allocated primarily in money market funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At September 30, 2009, we had $154.2 million in cash and cash equivalents invested in two money market mutual funds and $17.0, in the aggregate, in ARS and ARS Rights. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements—“Investments and Fair Value Measurements.”

None of our indebtedness discussed in footnote 3 to the condensed consolidated financial statements—“Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at September 30, 2009, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

Evaluation

The Company carried out an evaluation, under the supervision, and with the participation, of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on the foregoing, the Company’s Chief Executive Officer and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

There have been no changes during the nine months ended September 30, 2009 covered by this report in the Company’s internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect the internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Peerless Networks, LLC. On June 12, 2008, we commenced a patent infringement action against Peerless Networks, LLC, Peerless Network of Illinois, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Networks, LLC, Peerless Networks of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. On August 25, 2009, we filed a motion for preliminary injunctive relief seeking to enjoin Peerless Network, LLC and Peerless Network of Illinois, LLC from providing certain tandem transit services. The preliminary injunction hearing is scheduled for November 30, 2009 and December 1, 2009. The court is not required to rule on our request for injunctive relief by any specific date. Additionally, the parties continue to conduct discovery on our claims and the defendants’ remaining counterclaims. We believe that the defendants’ remaining allegations have no merit and intend to vigorously defend ourselves against these remaining counterclaims.

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

•

Additionally, a declaratory action was commenced with the Connecticut Department of Public Utility Control (the “DPUC”) pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. The DPUC recently ordered the ILEC to implement an interim rate that is based on its costs for transit plus a 35% mark-up. We anticipate that the ILEC will appeal the DPUC ruling to the appropriate federal court.

•

The Telecommunications Regulatory Board (the “Board”) of Puerto Rico, where we recently began offering our service, recently determined that the ILEC must provide transit service at a cost based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

If as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate or risk losing customer traffic, which could have an adverse affect on our business, financial condition and operating results.

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

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, Peerless Networks and Hypercube, and expect to compete with new entrants to the tandem services market. Competition has recently intensified causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets, including with respect to our major customers. We expect competition to intensify in the future, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors may charge rates that are below the rates we charge. In addition, our competitors could lower their rates or bundle other services with their transit or access services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

In addition to the other information set forth in this report, you should carefully consider the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Reports on Form 10Q for the quarters ended March 31, 2009 and June 30, 2009. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings.

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

NEUTRAL TANDEM, INC.

Date: November 5, 2009	By:	/S/ RIAN WREN
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)