Form 10-K
period 2009-12-31
Neutral Tandem Inc
filed 2010-02-19
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $930,349,545 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2010, the registrant had 33,632,701 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009 are incorporated by reference in Part III of this Form 10-K.

NEUTRAL TANDEM, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic indirectly was through the tandem switches of the incumbent local exchange carriers, or ILECs. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.49 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 799 million, or 54% of the total 1.49 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed agreements with major competitive carriers and non-carriers and operated in 137 markets as of December 31, 2009. During the fourth quarter of 2009, our network carried 23.8 billion minutes of traffic. As of December 31, 2009, our network was capable of connecting calls to an estimated 480 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. As a result, our service offerings now include the capability of switching and carrying long distance traffic between markets and among different types of customers.

We were incorporated in Delaware on April 19, 2001. Since commencing service in February 2004, we have grown rapidly and operated in 137 markets as of December 31, 2009. For the year ended December 31, 2009, we increased revenue to $168.9 million, an increase of 39.7% compared to $120.9 million for the year ended

December 31, 2008. Our income from operations for the year ended December 31, 2009 was $64.0 million compared to $35.4 million for the year ended December 31, 2008. Net income for the year ended December 31, 2009 was approximately $41.3 million compared to net income of $24.0 million for the year ended December 31, 2008.

In recent years, new services and technologies have emerged as competitive alternatives to ILEC services for consumer and enterprise telephony. The increasingly diverse market now includes wireless, wireline and cable and broadband telephony companies. As these competitive carriers have expanded their customer base, the amount of traffic exchanged between them has also increased and is expected to grow in the future. For example:

•

CTIA reported that total wireless minutes of use exceeded 1.1 trillion in the first half of 2009 and, as of June 2009, the industry survey recorded more than 276 million wireless users which represents a year-over-year increase of nearly 14 million subscribers (CTIA, 2009, CTIA’s Semi-Annual Wireless Industry Survey).

•	AT&T, Verizon, Qwest and Embarq, the four largest ILECs in the U.S., reported total access line losses of approximately 11.3 million in 2009, representing a decrease of approximately 9.4%.

•

Market Size.    The continuing shift of telecommunications traffic away from conventional ILEC phone lines to the wireless segment provides opportunities for us to continue to expand our business. ILEC access lines declined by approximately 11.3 million during the 12 months ending September 30, 2009. Between June 2008 and June 2009, wireless subscribers grew by 14 million (CTIA, Mid-Year 2009 Wireless Industry Survey). Our tandem network was designed to serve the interconnection needs of wireless, cable, VoIP and IXC segments of the communications market, and since the initiation of our service in 2004, we feel we have built strong relationships with a majority of the leading carriers in these segments, which we believe provides opportunities for us to grow with our customers.

Prior to the introduction of our services, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting to the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth, and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

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

Following the introduction of our services, as discussed in further detail in “—Competition” below, we also began to face competition from other competitive carriers, including Level 3, Hypercube and Peerless Network. Over the past year, competition has intensified causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube and expect to compete with new entrants to the tandem services market” in Item 1A below.

The second alternative for exchanging traffic, prior to our commencement of operations, was by directly connecting competitive carrier switches to each other. Implementing direct switch-to-switch network connections between all competitive switches in a market can be challenging. For example, in order to completely bypass the ILEC tandem network, a market with 100 competitive switches would require 9,900 direct one-way switch-to-switch connections. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally makes them economical only for higher traffic switch combinations. However, where sufficient traffic between switches does exist, carriers often do establish direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. We believe that our customers are currently frequently directly connecting their networks, even for lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. For a further discussion see “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in item 1A below.

Competitive carriers are also interested in ways to reduce the risk of network failure. Recommendations of the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, which was a report prepared for the FCC in June 2006, noted the need for tandem diversity. The report highlighted that the impact of an ILEC tandem failure due to the failure of routing paths into tandems in New Orleans in August 2005 led to the inability of local carriers to exchange and complete calls and the inability of long distance calls to enter or leave areas served by the tandem.

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

Our managed tandem network includes technologically advanced IP switching platforms manufactured by Sonus Networks, Inc. linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional Time Division Multiplexing, or TDM, traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality. We also support both conventional Signaling System #7 and Session Initiation Protocol call routing. Session Initiation Protocol is an application-layer control (signaling) protocol for creating, modifying and terminating realtime IP communications sessions with one or more participants. These sessions include Internet telephone calls, multimedia distribution and multimedia conferences. Signaling System #7 is a set of telephony signaling protocols which is used to set up the majority of the world’s Public Switched Telephone Network calls.

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

Our network, as of December 31, 2009, connects 1,804 unique competitive carrier switches (a 26% increase over December 31, 2008), creating up to 3.2 million unique switch-to-switch routes serving an estimated 480 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2009, our network carried approximately 8 billion minutes of traffic per month.

Our Strategy

Our strategy is focused on expanding our business by increasing the share of telecommunications traffic that our network can serve. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•

Broaden our geographic presence.    Our managed tandem services, as of December 31, 2009, are currently available in 137 markets, serving an estimated 480 million telephone numbers assigned to competitive carriers out of a potential addressable market of 695 million telephone numbers assigned to competitive carriers in these 137 markets. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. As we now provide our services in most of the United States, in order to expand our business we are now seeking to offer international services (such as exchanging traffic that originates outside of the United States and terminates in the United States to the telephone numbers that we serve).

•

Expand our customer base.    As our network expands, our market opportunity will include additional competitive carriers (particularly regional wireless carriers and cable companies) and non-carriers that we do not currently serve. Many of these potential customers, although not large providers, are among the fastest growing carriers in their service areas.

•

Increase the types of traffic we exchange.    Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. As a result, our service offerings now include the capability of switching and carrying traffic between multiple markets and among different types of customers. With one point of access, our customers are able to increase the number of minutes that are switched by our network. In order to expand our business we may also seek to further develop our service offerings by increasing the types of voice traffic we exchange over our network and to offer other services, such as ethernet exchange services.

Our Customers

We principally serve carriers, which represented approximately 96.5% of our revenues for our 2009 fiscal year, with non-carriers accounting for the remaining 3.5%. As of December 31, 2009, we have 99 carriers originating traffic and 116 carriers connected to our network. Our contracts with our top five customers represented approximately 63.9% of our total revenue through December 31, 2009. Our two largest customers, Sprint Nextel and AT&T, accounted for 23% and 14%, respectively, of our total revenues for the year ended December 31, 2009. Our contracts with customers do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. However, while we have lost customers’ traffic in specific routes, since initiating service we have not had any significant customer cease using our services completely. We generate revenue for our managed tandem services by charging tandem transit and access fees on a minute of use basis. For the year ended December 31, 2009, wireless and cable companies account for approximately 64.5% of our revenue.

Since certain of our carrier customers interconnect with us in all of their markets where we have a presence, we have the ability to increase our revenues by entering new markets. In addition, we expect to broaden our customer base by targeting competitive carriers that are not current customers or that operate in markets that we do not yet serve. Of our 99 originating carriers, 92 of them currently use our services to deliver traffic in more than one market.

Our Markets

Akron, OH	Charlotte, NC	Greenville, SC	Nashville, TN	Salt Lake City, UT
Albany, NY	Chattanooga, TN	Hartford, CT	New Mexico	San Antonio, TX
Albany, GA	Chicago, IL	Houston, TX	New Orleans, LA	San Diego, CA
Altoona, PA	Cincinnati, OH	Huntsville, AL	New York, NY	San Francisco, CA
Amarillo, TX	Cleveland, OH	Indianapolis, IN	Oklahoma City, OK	San Luis Obispo, CA
Asheville, NC	Colorado Springs, CO	Jackson, MS	Omaha, NE	Savannah, GA
Atlanta, GA	Columbia, SC	Jacksonville, FL	Orlando, FL	Scranton, PA
Atlantic City, NJ	Columbus, OH	Kansas City, MO	Palm Springs, CA	Seattle, WA
Auburn, IN	Corpus Christi, TX	Knoxville, TN	Pensacola, FL	Shreveport, LA
Augusta, GA	Dallas, TX	Lafayette, LA	Peoria, IL	South Bend, IN
Austin, TX	Davenport, IA	Lansing, MI	Philadelphia, PA	Spokane, WA
Bakersfield, CA	Dayton, OH	Las Vegas, NV	Phoenix, AZ	Springfield, IL
Baltimore, MD	Daytona Beach, FL	Little Rock, AR	Pine Bluff, AR	St. Cloud, MN
Baton Rouge, LA	Delaware Valley, PA	Los Angeles, CA	Pittsburgh, PA	St. Louis, MO
Binghamton, NY	Denver, CO	Louisville, KY	Portland, ME	Sterling, IL
Birmingham, AL	Des Moines, IA	Macon, GA	Portland, OR	Stockton, CA
Bloomington, IL	Detroit, MI	Madison, WI	Poughkeepsie, NY	Syracuse, NY
Bloomington, IN	El Paso, TX	Manchester, NH	Puerto Rico	Tallahassee, FL
Boise, ID	Erie, PA	Mansfield, OH	Raleigh, NC	Tampa, FL
Boston, MA	Eugene, OR	Matton, IL	Reno, NV	Toledo, OH
Briston, TN	Evansville, IN	Memphis, TN	Rhode Island	Tulsa, OK
Brownsville, TX	Fort Myers, FL	Miami, FL	Richmond, VA	Tucson, AZ
Buffalo, NY	Fresno, CA	Milwaukee, WI	Richmond, IN	Waco, TX
Capital, PA	Gainesville, FL	Minneapolis, MN	Rochester, NY	Washington DC
Cedar Rapids, IA	Grand Rapids, MI	Mobile, AL	Rockford, IL	Wichita, KS
Champaign, IL	Green Bay, WI	Montgomery, AL	Rocky Mount, NC	Wilmington, NC
Charleston, SC	Greensboro, NC	Newark, NJ	Sacramento, CA	Winchester, KY
			Saginaw, MI	Youngstown, OH

Our expected market expansion plan in the United States during the 12-month period following December 31, 2009 is more limited than it has been historically, as we now cover many of the major and mid-size markets in the United States. We are currently considering whether to expand internationally. International services may include exchanging traffic that originates outside of the United States and terminates in the United States to the telephone numbers that we serve.

Sales and Marketing

Our sales and marketing organization divides accounts by wireless, cable, wireline and non-carriers and seeks to develop solutions for our customers. Dividing customers in this way allows us to develop industry knowledge about each carrier and a more value-added sales force. Our sales team works closely with our customers to identify and address their needs. We seek to expand the use of our service offerings by our current customers through account managers who are dedicated to specific customer accounts. The sales team conducts weekly meetings to discuss customer activity, competitive activity and losses, best practices and industry trends. In addition to a base salary, the compensation package for the members of our sales team includes incentive arrangements, including quarterly target incentives based on our performance and the individual’s performance, tiered payment structures and negative incentives. The members of our sales organization have an average of over 22 years of sales experience and in-depth knowledge of the telecommunications industry.

Our marketing team works closely with the sales team to deliver comprehensive services, develop a clear and consistent corporate image and offer a full range of product offerings. Our marketing efforts are designed to drive awareness of our service offerings. Our marketing activities include direct sales programs, targeted public relations and participation in industry trade shows. We are also engaged in an ongoing effort to maintain relationships with key communications industry analysts.

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

Competition

Our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and Qwest), other competitive carriers that provide tandem or similar services (primarily Level 3, Hypercube and Peerless Network), and direct connections between carriers.

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

Over the past year, we have faced increasing direct competition from other competitive carriers, including Level 3, Hypercube and, most specifically, Peerless Network. As more specifically described below under “Item 3. Legal Proceedings,” we commenced a patent infringement action against Peerless Network and Peerless Network asserted several counterclaims against us generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim.

We also face indirect competition from carriers that directly connect their switches. When there is a significant amount of traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are currently frequently directly connecting their networks, even for lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below.

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

The ILECs that provide tandem switching services, as well as many competitive providers, including Level 3, have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them and other competing carriers depends on numerous factors, both inside and outside our control, including:

•	tandem switching rates charged by third-party competitors;

•	our competitors’ ability to offer bundled service offerings, such as transit services and inexpensive long distance services;

•	our responsiveness to customer needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to raise capital;

•	our ability to retain and attract key employees;

•	interpretations of or changes to regulatory law;

•	our ability to continue development of technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.

Regulation

Overview

Our communications services business is subject to varying degrees of federal and state regulation. We operate as a common carrier and therefore are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise control over our prices and services to varying degrees, and also impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

By operating as a common carrier, we benefit from certain legal rights established by federal and state legislation, especially the federal Telecommunications Act of 1996, which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to their networks. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected services at wholesale prices that complement our ability to terminate traffic. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers when such carriers decide for whatever reason not to utilize our transit service. While our experience has been that competitive carriers usually accommodate such requests, and indeed frequently become users of our transit service as well, we have participated in federal and state regulatory proceedings against other carriers involving our right to establish or maintain existing direct connections between us. As previously disclosed, we subsequently resolved these proceedings amicably.

The FCC and state regulators are considering a variety of issues that may result in changes in the regulatory environment in which we operate our business. Most importantly, many state and federal proceedings have considered issues related to the ILECs’ pricing of services that compete with our service. To the extent that the regulatory commissions maintain or impose pricing restrictions on the transit or access rates charged by the ILEC, then the price we compete with is likely to be lower than it would be in an unregulated market. In addition, the FCC is conducting a proceeding to consider reform of its intercarrier compensation rules. This proceeding may affect the pricing and regulation of ILEC tandem services against which we compete. To the extent that any state or the FCC mandates reductions in the rates the ILECs’ charge for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Regulatory Framework

The Telecommunications Act of 1996

The Telecommunications Act of 1996, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local communications services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated as a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs now consist of Verizon, Qwest Communications and AT&T. These three carriers are also referred to as ILECs, along with many other smaller incumbent local exchange carriers that were not former subsidiaries of AT&T.

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

We have developed our business, including our decision to operate in most instances as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecommunications Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecommunications Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ network. Although we consider it unlikely, based on statements of both telecommunications analysts and Congressional leaders, that Congress would reverse the fundamental policy of encouraging competition in communications markets, we cannot predict whether future legislation may adversely affect our business in any way.

Federal Regulation

The FCC regulates interstate and international communications services of common carriers, including access to local communications networks for the origination and termination of these services. We typically provide our services on a common carrier basis and the FCC has jurisdiction over our tandem access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC may also have the authority to regulate our provision of local transit services and intrastate access services, including setting the methodology by which state regulators determine local or intrastate pricing. To date, the FCC has not determined whether to accept this interpretation of the Telecommunications Act with respect to local transit services, although some states have proceeded as if local transit services are subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework-State Regulation” below.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, but we are subject to the general federal requirement that our charges for interstate and international services must be just, reasonable and non-discriminatory. The rates we can charge for interstate access services are limited by FCC rules, and may not exceed the rates charged by the incumbent carrier for comparable services. Apart from this limitation, the FCC currently has no rules concerning our rates for tandem transit services. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

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

These changes in the FCC rules have had several effects on the competitive telecommunications carriers who are our prospective customers. First, the elimination of UNE-P has reduced the market share of resellers and led some former resellers to convert to facilities-based service. This development is positive for us because resellers generally are not potential users of our transit services. Second, the restrictions on the availability of loop and transport UNEs may have contributed to accelerated consolidation among competitive carriers, which may have a negative impact on us because our business model is based on the existence of many independent carriers who need to exchange traffic with each other. It is difficult to predict the overall effect of these countervailing trends on our future business opportunities.

Future FCC rulings may further affect the market for our services. For example, the FCC has been asked in several cases to forbear from requiring incumbent carriers to continue offering loop and transport UNEs in particular markets. The FCC has granted such petitions in portions of two metropolitan areas (Omaha, Nebraska, and Anchorage, Alaska), and denied them in several others (Boston, Providence, New York, Pittsburgh, Philadelphia, and Virginia Beach-Norfolk, Seattle, Minneapolis-St. Paul, Denver, and Phoenix). The petitions that the FCC denied were recently remanded by a federal court of appeals, and are being reconsidered by the FCC. If the FCC approves additional forbearance petitions, or is required to do so by the court, it could force some competitive carriers to reduce or eliminate their operations in affected metropolitan areas, which may negatively affect our business opportunities. The FCC is also considering a number of other proposals that may affect competitive carriers’ access to UNEs as well as the prices for such access. We cannot predict the results of future regulatory or court rulings, or any changes in the availability of UNEs as the result of future legislative changes.

Intercarrier Compensation

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. On November 5, 2008, the FCC issued for public comment two alternative proposed orders that address intercarrier compensation reform. The respective orders did not include express provisions governing transit traffic. Each proposed order did, however, request public comment on whether the proposed rules governing intercarrier compensation would, if enacted, necessitate any changes to the rules that govern transit traffic. To date, the FCC has taken no action on these proposed rules. More recently, on November 13, 2009, the FCC issued a public notice that included a request for comments on the role intercarrier compensation plays in the national broadband plan. If the FCC does make any changes to intercarrier compensation, whether as part of the intercarrier compensation docket or otherwise, such changes could affect our business. For example, the FCC could change the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. The FCC generally regulates interstate access services and the states regulate intrastate access services. The FCC, as part of the intercarrier compensation draft orders discussed above, proposed to significantly reduce both interstate and intrastate terminating access charges over a ten-year transition period. As part of the same draft orders, the FCC also proposed to eliminate entirely certain originating interstate and intrastate access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Regulatory Treatment of VoIP

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

In recent years, the FCC has imposed on VoIP providers most of the same requirements that would apply if they were regulated as common carriers, other than the payment of access charges. These include duties to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to contribute to the cost of the FCC’s universal service program, to pay certain regulatory fees, and to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and slow the growth of VoIP providers. Because VoIP providers are users of our services, this trend may negatively affect demand for our services.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone and long-distance telephone services in forty-seven states, Puerto Rico and the District of Columbia. As a condition to providing intrastate telecommunications services as a common carrier, we are required, among other things, to:

•	file and maintain intrastate tariffs or price lists in most states describing the rates, terms and conditions of our services;

•	comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

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

Some state regulatory authorities assert jurisdiction over the provision of tandem transit services in connection with local calls, particularly the ILECs’ provision of the service. Various state regulatory authorities have initiated proceedings to examine the regulatory status of tandem transit services. Some states have taken the position that tandem transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, a declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control (the “DPUC”) pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. The DPUC recently ordered the ILEC to implement an interim rate that is based on its costs for transit plus a 35% mark-up. Although the ILEC has filed an appeal of that order to the appropriate federal court, we have in some cases lowered the rate we charge our customers as a result of the DPUC’s ruling. Additionally, in December 2008, the Public Service Commission of Nebraska determined that the ILEC must provide tandem transit service under the Telecommunications Act and that the Nebraska PSC did not err in using TELRIC, an incremental cost based methodology, to determine the applicable rate. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio each have open rulemaking proceedings addressing, among other items, applying incremental cost based pricing for local tandem transit services. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If, as a result of any state proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse affect on our business, financial condition and operating results. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments currently exercise jurisdiction over intrastate access services. Some states have imposed limits on the access charges that competitive carriers may impose, and some are currently considering whether to mandate any decrease in existing intrastate access charges. Also, as noted above, the FCC has asked for comments on the issue of intercarrier compensation. As a result of any proceeding on intercarrier compensation or otherwise, the FCC could require states to reduce their intrastate access charges. If any state does lower or eliminate intrastate access charges for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

In June 2006, we commenced an action generally alleging that Peerless Network is infringing on the granted patent. Peerless Network has asserted several counterclaims against us, generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. See “Item 3. Legal Proceedings.”

OTHER MATTERS

Employees

At December 31, 2009, we had 147 full-time employees, including 123 in Operations, 7 in Sales and Marketing and 17 in General and Administrative functions. The number of employees increased by 7.3%, up from 137 on December 31, 2008. We expect to further increase our headcount in 2010 as we continue to expand both existing and new markets. Of our employees, 95 were located at our corporate office in Chicago, Illinois. The remaining 52 employees are located throughout the country at our switch locations. No labor union represents our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Corporate Information

Neutral Tandem’s principal executive offices are located at One South Wacker, Suite 200, Chicago, Illinois, 60606. We have switch sites located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, New York, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, Nevada, Ohio, Oregon, Pennsylvania, Puerto Rico, Texas, Utah, Virginia, Washington and Wisconsin.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2009, are set forth below:

Name	Age	Position(s)
Rian J. Wren	53	President, Chief Executive Officer and Director
Robert Junkroski	45	Chief Financial Officer and Executive Vice President
Surendra Saboo	50	Chief Operating Officer and Executive Vice President
Richard Monto	45	General Counsel, Secretary and Senior Vice President, External Affairs
David Lopez	45	Senior Vice President of Sales
James P. Hynes	62	Director, Chairman
Dixon R. Doll	67	Director
Peter J. Barris	58	Director
G. Edward Evans	48	Director
Robert C. Hawk	70	Director
Lawrence M. Ingeneri	51	Director

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

Robert Junkroski.    Mr. Junkroski has been with the Company since it commenced services, and has served as our Chief Financial Officer and Executive Vice President since that time. Prior to joining us, Mr. Junkroski held the position of Vice President of Finance with Focal Communications Corporation, or Focal (now part of Level 3 Communications Inc.), from 1999 to 2002. Mr. Junkroski previously served as Focal’s Treasurer and Controller from 1997 to 2001. Focal filed for bankruptcy protection in December 2002. Before joining Focal, Mr. Junkroski was Controller for Brambles Equipment Services, Inc. and Focus Leasing Corporation. Mr. Junkroski holds a B.B.A. degree in Accounting and Economics from University of Dubuque and an M.B.A. concentrating in Finance and Accounting from Roosevelt University, and is a Certified Public Accountant in Illinois.

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

Richard Monto.    Mr. Monto joined us in 2007, and has served as our General Counsel and Corporate Secretary since February 2009. Mr. Monto has 15 years of diversified telecommunications experience. From 2001 to 2005, Mr. Monto held senior positions, including Chief Legal Officer, with Universal Access Global Holdings Inc. From 1995 and 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal. Mr. Monto holds a B.A. degree from the University of Michigan in Russian and Eastern European Studies and a J.D. from the Boston University School of Law.

David Lopez.    Mr. Lopez joined us in 2003 and has served as our Senior Vice President of Sales since that time. As Senior Vice President of Sales, Mr. Lopez oversees the management and growth of all Neutral Tandem carrier accounts. Mr. Lopez brings a wealth of sales management experience to Neutral Tandem and has more than 20 years experience in the telecommunications industry. He has been with Neutral Tandem since its inception and has secured agreements with nearly every national wireless carrier and several dozen other competitive landline and cable providers. For nearly 20 years, Mr. Lopez has provided account management responsibilities at Centel, Sprint, and Focal Communications Corporation. In his most recent position, Mr. Lopez provided sales management for Focal’s largest and most successful market from 1997 to 2003. During his tenures at Centel and Sprint from 1992 to 1997, Mr. Lopez held national account positions with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies. Lopez holds a B.S. in Marketing from Illinois State University.

James P. Hynes.    Mr. Hynes co-founded Neutral Tandem in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006 Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for 10 years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

Dixon R. Doll.    Dr. Doll has served as a Director of Neutral Tandem since 2003. Dr. Doll is the co-founder and a general partner of DCM, an early stage technology venture capital firm that manages $1.6 billion from offices in Menlo Park, California, Beijing, China and Tokyo, Japan. In the mid-1980’s, Dixon Doll co-founded the venture capital industry’s first fund focused exclusively on telecommunications opportunities. At DCM, he has led the firm’s investments in About.com (Acquired by The New York Times Co.), @Motion (Acquired by Openwave), Clearwire (Nasdaq: CLWR), Foundry Networks (Nasdaq: FDRY), Internap (Nasdaq: INAP), Ipivot (Acquired by Intel) and Neutral Tandem (Nasdaq: TNDM) among others. In April 2005, he was elected to the Board of Directors of the National Venture Capital Association (NVCA) in Washington, D.C. Dr. Doll served as the NVCA Chairman for its 2008/2009 fiscal year. Additionally, he also serves on the Stanford Institute for Economic Policy Research Advisory Board and the Hoover Institution Board of Overseers at Stanford. He is also the Chairman of the San Francisco Asian Art Museum Board. Dr. Doll received his B.S.E.E. degree (cum laude) from Kansas State University as well as M.S. and Ph.D. degrees in Electrical Engineering from the University of Michigan, where he was a National Science Foundation scholar.

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

Risk Factors Related To Our Business

We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube and expect to compete with new entrants to the tandem services market.

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and expect to compete with new entrants to the tandem services market. Please see “Item 3. Legal Proceedings,” for a description of a legal proceeding between us and Peerless Network. Competition has recently intensified, especially with Peerless Network, causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect competition to intensify in the future, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below. Certain of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors have charged rates that are below the rates we charge, at times substantially, and may continue to do so in the future. In addition, our competitors could bundle other services with their transit or access services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

Regulatory developments could negatively impact our business.

The communications services industry is extensively regulated by the federal and state governments. While the pricing of our services is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers’, or ILECs’, tandem transit and access services, which generally sets the benchmark for the prices of the competitive services that we offer. To the extent that ILEC transit or access rates are reduced or capped, it could have an adverse impact on us, as we would likely be forced to reduce our rates in order to compete with the ILEC or other competitors.

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the

“transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control (the “DPUC”) pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. The DPUC recently ordered the ILEC to implement an interim rate for wireless carriers that is based on the ILEC’s costs for transit plus a 35% mark-up. The ILEC has appealed this ruling to the appropriate federal court. We have filed an amicus brief supporting the ILEC’s position. Although we believe the ILEC may prevail in its appeal, we have lowered the rate we charge certain of our wireless customers, in some cases substantially, as a result of the DPUC’s ruling. Moreover, any final ruling in this proceeding by the DPUC could also apply to wireline and cable customers and/or result in the ILEC being forced to charge an even lower rate.

•

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

•

The Telecommunications Regulatory Board (the “Board”) of Puerto Rico, where we recently began offering our service, recently determined that the ILEC must provide transit service at a cost-based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost-based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

If, as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, perhaps substantially, or risk losing customer traffic, any of which could have an adverse affect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. As part of that docket, on July 24, 2006, a group of large and rural local exchange carriers, or LECs, filed a proposal for intercarrier compensation reform at the FCC called the Missoula Plan, which includes provisions regarding local transit services. Under the Missoula Plan, local transit service would be provided at a rate not to exceed $0.0025 per minute of use for the first four years of the plan, and then increase with inflation. This rate is lower than the rates charged by the ILECs or by us in several of the markets in which we currently operate. Although the FCC has not yet issued a ruling in this docket that directly affects us, on November 5, 2008, the FCC issued for public comment two alternative proposed orders that comprehensively address intercarrier compensation reform. In these proposed orders, the FCC asserts legal authority to regulate comprehensively over all intercarrier compensation rates, including intrastate access and local transit charges.

The two proposed orders each requested public comment on whether the modifications to the rules governing intercarrier compensation would necessitate any changes to the rules that govern transit traffic. More recently, on November 13, 2009, the FCC issued a public notice in a separate proceeding that included a request for comments on the role intercarrier compensation plays in the national broadband plan. Any future changes to intercarrier compensation rules could have a material and adverse effect on our business. For example, the FCC could change the pricing of transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier may have the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, each of the proposed orders released by the FCC in 2008 contained provisions that indirectly affected local transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, we, as the intermediate transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. Each draft order, however, required that we, as the transit provider, could be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier received insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the proposed orders also would allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, any final order could result in changes to the demand for our services or otherwise adversely impact our business, financial condition, operating results and growth opportunities in a manner that we have not presently identified.

Access Services

We recently began providing access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC regulates interstate access services and the states regulate intrastate access services. The FCC, under a proposed interpretation of the Telecommunications Act, may also assert certain rights to regulate intrastate access services, and, as part of the intercarrier compensation draft orders discussed above, has proposed to significantly reduce both interstate and intrastate terminating access charges over a ten-year transition period. As part of the same draft orders, the FCC also proposed to eliminate entirely certain originating interstate and intrastate access charges. Various states are also conducting proceedings to determine whether to decrease existing intrastate access charges. If the FCC or any state lowers these access charges, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC, state legislatures or agencies, or local authorities may change. If this were to occur, including pursuant to any of the proceedings discussed above, the demand and pricing for our services could change in ways that we cannot easily predict and our revenues could materially decline. These risks include the ability of the federal government, including Congress or the FCC, or state legislatures or agencies, or local authorities to:

•	increase regulatory oversight over the services we provide, including limiting the prices we can charge;

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

When there is a significant amount of traffic between two switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which may cause us to experience a reduction in our revenue. Moreover, the risk of direct connections is increased as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

Our top five customers represent, in the aggregate, a substantial portion of our revenue.

Our top five customers, in the aggregate, represented approximately 64% of our total revenues during the year ended December 31, 2009. Our two largest customers, Sprint Nextel and AT&T, accounted for 23% and 14% respectively, of our total revenues during the year ended December 31, 2009. Certain of these customers have solicited or received proposals from other providers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to lower the rates we charge customers to retain their traffic. As discussed in “We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube and expect to compete with new entrants to the tandem services market” above, competition has intensified. As a result, we expect these trends to continue. In addition, our contracts with these customers are non-exclusive, have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

We may lose all or a portion of our business with any of these customers if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the entrance of competitive providers have created significant pricing pressure in certain of our largest markets with respect to all of our customers, including our top five customers. We expect this trend to continue.

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

During the year ended December 31, 2009, we delivered 63.0% of our terminating transit traffic to five carriers.

Although we also provide access services using our tandem switches, we generate the majority of our revenue from local transit services. We generate revenue from our local transit services by charging transit fees to the originating carrier of the call on a minute(s) of use basis. During the year ended December 31, 2009, we delivered 63.0% of this traffic to five carriers. If for any reason we are unable to terminate local transit traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept transit or access traffic, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.

By operating as a common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of traffic to carriers that decide for whatever reason not to utilize our service. While our experience has been that competitive carriers usually accommodate such requests, we have been involved in various state and federal regulatory proceedings against Level 3 and Verizon Wireless related to their refusal to continue to accept terminating transit traffic. We entered into agreements resolving these disputes in 2008. If, however, any carrier in the future refuses to accept traffic over a direct connection or otherwise seeks to limit our ability to exchange traffic under terms we find acceptable or at all, it could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, even though we believe that we have the legal right to exchange traffic with carriers under reasonable terms and may seek to enforce that right in legal or regulatory proceedings, there can be no assurance that we would prevail. Our efforts therefore in any proceedings or responding to other actions could have an adverse impact on us if we do not prevail, or even if we do prevail, because of legal costs, diversion of management resources and other factors.

If we are unable to manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

As part of our growth strategy, we may provide new services, such as exchanging data traffic, and establish new tandem network switch sites or otherwise extend the reach of our network, particularly in new geographic markets outside of the United States. We currently offer our services in most of the United States and do not exchange data traffic. For a further description of our services see “—Business” in this Annual Report on Form 10-K. As a result, our international and data traffic initiatives are critical components of our growth strategy.

We will face various risks associated with these initiatives, including risks relating to identifying, obtaining and integrating attractive network switch sites, equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. Furthermore, if our growth initiatives are implemented, we will be exposed to risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

If we are unable to successfully manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

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

Additionally, in connection with the 2006 merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current transit rates for existing transit customers for 42 months in the AT&T and BellSouth incumbent local exchange carrier service territories. While having no direct regulatory impact on us, such an agreement indirectly limits the rates we can charge for our transit service. Further consolidation in the industry could lead to similar agreements which would limit our ability to grow revenues and may materially affect our operating results.

If we are not able to obtain and enforce patent protection for our methods and technologies, or prevail in our pending patent infringement action against Peerless Network, competitors may be more easily able to compete with us, our ability to successfully operate our network may be disrupted and our ability to operate our business profitably may be harmed.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, LLC and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). See “Item 3. Legal Proceedings” for a further description of this matter. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our business and financial condition.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially and adversely affected.

If we are unable to obtain approval of any tariff, or any provision of a tariff is held to be invalid or suspended, we could be unable to enforce the relevant provisions of the tariff, including the right to collect money for delivered services.

We provide certain services, principally switched access services, pursuant to tariffs we have filed with the FCC and those states in which we operate. These tariffs essentially form the binding legal agreement under which we provide these services to certain customers, and include terms setting forth the pricing for the services, our right to collect amounts charged, and other customary terms related to the provision of the services, including provisions that limit our liability if we fail to properly provide a service. If we are unable to obtain approval of a tariff, or if a tariff is approved but it is later determined that a provision is invalid or unenforceable for any reason, such a determination could affect our ability to collect for any service we have provided, require us to refund payments previously received, or limit our ability to defend ourselves for services not provided in accordance with the tariff or otherwise. Any of the foregoing, or other unforeseen event related to a tariff provision being invalid or unenforceable, could materially and adversely affect our business, prospects, financial condition and operating results.

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process calls in the event of a loss of, or damage to, a tandem network switch site. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our tandem services. Any such loss or damage could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the failures caused by such loss or damage.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

In addition to regulatory proceedings, our competitors and customers have caused and may continue to cause us to reduce the prices we charge for our services. The primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, at times substantially, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of transit services might bundle transit with other services, such as inexpensive long distance services;

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

We began our operations in February, 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. This includes developing new services as we now provide services in many of the major and mid-size U.S. markets to most of the largest carriers. In order to overcome these risks and difficulties, we must, among other things:

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

We generate revenue by charging carriers on a per minute of use basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on phone services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. A reduction from these or other economic related causes that we have not foreseen could have a material and adverse effect on our business, financial condition and operating results.

We could experience material variances in our revenues due to events outside of our control.

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

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “We depended upon equity financings, as well as borrowing under our credit facility, to meet our cash requirements after we commenced operations in February 2004, neither of which may be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations” below. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating and retaining personnel with disparate business backgrounds and combining different corporate cultures. We also may not realize cost efficiencies or synergies or other benefits that we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Our tandem network may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our switch sites or our databases, a security or privacy breach could result in an interruption of service or reduced quality of service, which could cause harm to our business and reputation and could result in a loss of customers. Any breach of security relating to our customers’ confidential information could result in legal liability to us and a reduction in use of our services or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from our customers that is stored in our files and on our systems. Similarly, we receive sensitive information that has historically been maintained as a matter of confidence with our customers.

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

We incorporate hardware, software and equipment and license technologies developed by third parties in our tandem network. Our third-party vendors include, among others, Sonus Networks, Inc. for our switches, Cisco Systems, Inc. and Oracle for our database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services Inc. and various competitive access providers, for our transport and Signaling System 7 services. As a result, our ability to provide tandem network services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third-party claims for intellectual property infringement. Notably, although we have only recently begun to use Sonus to supply switches and, therefore, our relationship and operating history with Sonus is limited, we have extensively deployed Sonus switches throughout our network. If any third-party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

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

We earn revenues for the vast majority of the services that we provide on a per minute of use or per transaction basis. There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle. As a result, if our customers cease, or participants reduce, their usage of our services from their current levels, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, as discussed above, our customers have migrated services to a competitor that has been offering our customers lower pricing in certain of our largest and other markets. See “—We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube and expect to compete with new entrants to the tandem services market” above. If such migration continues, or our customers develop internal systems to address their transit or access traffic needs, including direct connections, or if the cost of such transactions makes it impractical for a given carrier to use our services for these purposes, we may experience a reduction in transaction volumes. Finally, the trends that we believe will drive the future demand for our tandem network services, such as the growth of wireless services, and pressure on carriers to reduce costs, may not actually result in increased demand for our services, which would harm our future revenues and growth prospects.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves against ILECs as a neutral third-party provider of tandem services. Our failure to continue to adhere to this neutrality positioning (for example, by competing with any of our customers in any of their core businesses) may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we have begun providing national transit services and tandem access services, each of which are long distance services, and which can be viewed by some of our customers as being competitive with certain of the services they provide.

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

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills in the tandem or new services that we provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and must effectively manage our growing sales and marketing organization to ensure the development of new services and growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales and to develop new services. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

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

Although we achieved net income of approximately $41.3 million for the year ended December 31, 2009, we expect to incur significant future expenses, particularly with respect to the development of new services, deployment of additional infrastructure, expansion in strategic markets and additional legal costs. To remain profitable, we must continue to increase the usage of our tandem services by our customers and attract new customers. We must also deliver superior service to our customers, mitigate the effects of consolidation and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A substantial portion of our revenues are derived from fees that we charge our customers on a per-minute basis. Therefore, a general market decline in the price for tandem network services may adversely affect the fees we charge our customers and could materially impact our future revenues and profits.

A substantial portion of our cash at December 31, 2009 was invested in two money market mutual funds.

As of December 31, 2009, we had $157.4 million invested in two money market mutual funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The Securities and Exchange Commission, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2009, we held $17.1 million (par value) of investments comprised of auction rate securities (ARS), which are variable-rate securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 31, 2009, we held ARS whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP).

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

In the fourth quarter 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (UBS) which provides us with certain rights (ARS Rights) to sell $18.1 million (par value) of the ARS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The terms of the ARS Rights are further described in a Registration Statement on Form S-3 (File No. 333-153882) initially filed by UBS with the SEC on October 7, 2008. By electing to participate in the settlement and receive the ARS Rights, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed. Notwithstanding our participation in the settlement, if UBS becomes insolvent or does not otherwise have sufficient financial resources, UBS may not meet its obligations under the settlement, and we may not be able to access these funds until a future auction on these investments is successful, a secondary market develops or the final maturity of the ARS.

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

In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our common stock has only traded since November 2, 2007. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the passage of various laws and governmental regulations governing communications-related services and Internet-related services;

•	a decrease in the amount of traffic we carry or the rates we charge for such traffic, whether from competition or otherwise;

•	the failure to develop new services or successfully manage our growth strategy;

•	the failure of or disruption to our physical infrastructure or services;

•	conditions or trends in the Internet, technology and communications industries;

•	the addition or departure of any key employees;

•	the level and quality of securities research analyst coverage of our common stock;

•	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;

•	litigation involving ourselves, including our granted or any future patents, or our general industry or both;

•	investors’ general perception of us, our services, the economy and general market conditions;

•	developments or disputes concerning our patents or other proprietary rights;

•	the announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•	other factors discussed within these “Risk Factors”.

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

Our headquarters is located at One South Wacker Drive, Suite 200, Chicago, Illinois, where we lease approximately 15,000 square feet of office space. Our leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Chicago, IL	15,423	Administrative Office	October 31, 2011
Chicago, IL	4,910	Administrative Office	January 31, 2011
New York, NY	16,532	Switch site	August 31, 2014
Detroit, MI	10,800	Switch site	February 28, 2025
Chicago, IL	10,000	Sublet	September 30, 2015
Indianapolis, IN	9,577	Switch site	April 30, 2012
Los Angeles, CA	6,857	Switch site	October 31, 2011
Cleveland, OH	6,000	Switch site	October 31, 2011
Atlanta, GA	5,861	Switch site	May 31, 2015
Minneapolis, MN	5,808	Switch site	February 28, 2012
Chicago, IL	5.263	Switch site	March 31, 2014
Miami, FL	5,176	Switch site	December 31, 2011
Dallas, TX	4,842	Switch site	May 31, 2017
Chicago, IL	4,347	Switch site	May 31, 2011
San Francisco, CA	3,922	Switch site	April 30, 2014
Philadelphia, PA	3,902	Switch site	August 31, 2017
Cincinnati, OH	3,369	Switch site	September 30, 2015
Boston, MA	2,416	Switch site	June 11, 2016
Houston, TX	2,144	Switch site	April 30, 2018
Orlando, FL	2,092	Switch site	May 31, 2011
Columbus, OH	2,026	Switch site	February 28, 2011
St. Louis, MO	2,000	Switch site	April 30, 2013
Charlotte, NC	1,775	Switch site	March 31, 2018
Milwaukee, WI	1,703	Switch site	November 30, 2014
Phoenix, AZ	1,652	Switch site	March 31, 2012
Denver, CO	1,650	Switch site	May 31, 2017
Vienna, VA	1,131	Switch site	September 30, 2017
Seattle, WA	1,051	Switch site	May 31, 2017
Tampa, FL	1,048	Switch site	January 31, 2016
Portland, OR	635	Switch site	November 30, 2012
Salt Lake City, UT	212	Switch site	November 12, 2012
San Diego, CA	140	Switch site	December 09, 2012
Las Vegas, NV	140	Switch site	May 31, 2018
Puerto Rico	2,576	Switch site	April 25, 2016
Newark, NJ	130	Switch site	August 31, 2019

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

Peerless Network, LLC. On June 12, 2008, we commenced a patent infringement action against Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle in the United States District Court for the

Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. On November 30, 2009 and December 1, 2009, the court heard our motion dated August 25, 2009 for preliminary injunctive relief seeking to enjoin Peerless Network, LLC and Peerless Network of Illinois, LLC from providing certain tandem transit services. The court has not yet ruled on our request for injunctive relief and is not required to do so by any specific date. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. The full trial in this action is currently scheduled to be held in the fall of 2010. The parties are currently completing discovery on our claims and the defendants’ remaining counterclaims. We believe that the defendants’ remaining allegations have no merit and intend to vigorously defend ourselves against these remaining counterclaims.

On January 28, 2010, Peerless Network filed a request with the United States Patent and Trademark Office (“USPTO”) requesting that the USPTO reexamine the patent at issue. The USPTO has not yet ruled on Peerless Network’s request, although the PTO typically accepts reexamination requests. If the USPTO grants Peerless Network’s request, the reexamination proceeding could result in the USPTO determining that some or all of the claims in the reexamined patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Market under the symbol “TNDM” since November 2, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2009	High	Low
First Quarter	$24.61	$14.63
Second Quarter	$31.62	$23.08
Third Quarter	$33.24	$21.25
Fourth Quarter	$24.04	$20.25

2008	High	Low
First Quarter	$22.90	$17.29
Second Quarter	$20.46	$17.15
Third Quarter	$20.84	$16.86
Fourth Quarter	$17.98	$12.86

2007	High	Low
Fourth Quarter (beginning November 2, 2007)	$20.28	$17.42

As of December 31, 2009, the Company had granted a total of 2,252,500 options that remained outstanding under the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan. The weighted average exercise price of the options outstanding as of December 31, 2009 was $21.00. Option awards for 1,136,511 shares, representing approximately 3.4% of the Company’s outstanding common stock as of December 31, 2009, remained available for additional grants under the 2007 Plan.

Holders of Record

On February 5, 2010, there were 7,700 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 17,000 beneficial owners of our common stock as of February 5, 2010.

Dividends

We currently do not pay regular dividends on our outstanding stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our board of directors may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 26-month total return provided stockholders on Neutral Tandem Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock and its relative performance is tracked through December 31, 2009. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Neutral Tandem under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock with dividends reinvested)

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2009. On February 16, 2009, we announced that our Board of Directors has authorized the repurchase of up to $25 million of our outstanding common stock as part of a stock repurchase program. As of February 18th, the Company repurchased 65,000 shares of common stock at an average price of $15.95.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2009, 2008, and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statements of Operations
Revenue	$168,906	$120,902	$85,555	$52,866	$27,962
Operating expense
Network and facilities expense (excluding depreciation and amortization)	50,648	40,327	30,163	21,305	11,349
Operations	19,798	16,929	15,536	11,613	8,189
Sales and marketing	1,996	1,940	1,770	1,553	1,360
General and administrative	17,958	12,104	9,426	4,166	3,053
Depreciation and amortization	14,594	14,023	11,076	7,160	3,141
Impairment of fixed assets	—	195	—	1,234	—
Loss (gain) on disposal of fixed assets	(53)	(11)	(144)	333	—

Total operating expense	104,941	85,507	67,827	47,364	27,092

Income from operations	63,965	35,395	17,728	5,502	870

Other (income) expense
Interest expense	293	924	1,668	1,289	843
Interest income	(801)	(3,474)	(1,321)	(778)	(170)
Change in fair value of warrants	—	—	4,919	832	674
Other (income) expense	(370)	1,131	—	—	(11)

Total other (income) expense	(878)	(1,419)	5,266	1,343	1,336

Income (loss) before income taxes	64,843	36,814	12,462	4,159	(466)
Provision (benefit) for income taxes	23,528	12,794	6,204	(499)	—

Net income (loss)	$41,315	$24,020	$6,258	$4,658	$(466)

Net income (loss) per common share—basic (1)	$1.25	$0.76	$0.68	$0.88	$(0.08)
Net income (loss) per common share—diluted (1)	$1.22	$0.72	$0.24	$0.20	$(0.08)
Weighted average number of shares outstanding—basic:	33,156	31,790	9,248	5,293	5,628
Weighted average number of shares outstanding—diluted:	33,912	33,236	26,378	23,481	5,628

	As of December 31,
	2009	2008	2007 (2)	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$161,411	$110,414	$112,020	$20,084	$1,291
Total current assets	205,959	131,335	127,382	31,525	10,566
Total assets	256,590	195,843	166,016	61,991	31,224
Total current liabilities	11,602	10,904	16,276	13,325	6,895
Long term obligations, including current portion	235	3,196	7,580	12,902	6,709
Total liabilities	15,759	15,977	22,094	25,356	11,833
Total preferred stock	—	—	—	38,000	26,000
Total shareholders’ equity (deficit)	240,831	179,866	143,922	(1,365)	(6,609)

Cash Flow Data:
Cash flows from operating activities	$56,396	$35,152	$24,141	$12,967	$2,147
Cash flows from investing activities	(16,379)	(41,136)	(19,947)	(12,719)	(10,240)
Cash flows from financing activities	10,980	4,378	87,742	18,545	9,185

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.
(2)	On November 7, 2007, we completed on initial public offering of common stock in which we sold 7,247,849 shares of our common stock and selling shareholders sold 399,928 shares of our common stock, in each case at an issue price of $14.00 per share. We raised a total of $101.5 million in gross proceeds from our initial public offering, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million.

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

Overview

We provide tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of our service, the primary method for competitive carriers to exchange traffic indirectly was through the tandem switches of the incumbent local exchange carriers, or ILECs. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.49 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 799 million, or 54% of the total 1.49 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed agreements with major competitive carriers and non-carriers and we operated in 137 markets as of December 31, 2009. During the fourth quarter of 2009, our network carried 23.8 billion minutes of traffic. As of December 31, 2009, our network was capable of connecting calls to an estimated 480 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Since commencing service in February 2004, we have grown rapidly and operated in 137 markets as of December 31, 2009. For the year ended December 31, 2009, we increased revenue to $168.9 million, an increase of 39.7% compared to the year ended December 31, 2008. The increase in revenue was primarily due to an increase of minutes of use to 87.8 billion minutes processed in the year ended December 31, 2009 from 61.0 billion minutes processed in the year ended December 31, 2008, an increase of 43.9%. Our income from operations for the year ended December 31, 2009 was $64.0 million compared to $35.4 million for the year ended December 31, 2008. Net income was approximately $41.3 million compared to net income of $24.0 million for the year ended December 31, 2008.

Revenue

We generate revenue from the sale of our interconnection services. Revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
Revenue (In thousands)	$168,906	$120,902	$85,555
Minutes of Use Billed (In millions)	87,799	61,001	41,003
Average fee per billed minute	$0.0019	$0.0020	$0.0021

Minutes of use increase as we increase our number of customers, increase the penetration of existing markets, either with new customers or with existing customers, and increase our service offerings. The minutes of use decrease due to direct connection between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiencing a decrease in the volume of traffic it carries.

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 37 new markets that we added in 2009, the 36 new markets that we added in 2008 and the 30 new markets that we added in 2007 as financially attractive, the rates for local transit service we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier.

Our service solution incorporates other components beyond switching. In addition to switching, we generally provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per-minute fees are intended to incorporate all of these services.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, impairment of fixed assets and the gain or loss on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew from 58 employees at December 31, 2004 to 147 employees at December 31, 2009.

Network and Facilities Expense.    Our network and facilities expense include transport and signaling network costs, facility rents and utilities, together with other costs that directly support the switch locations. We do not defer or capitalize any costs associated with the start-up of new switch locations. The start-up of an additional switch location can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring circuit installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through February 2025. Additionally, we pay the cost of all the utilities for all of our switch locations.

The largest component of our other costs relates to charges we pay to utilize the ILEC services. We incur some monthly charges from the ILECs as we diversify our network and provide alternative routes to complete our customers’ traffic. In some cases, we may not have sufficient capacity on circuits in our own network to handle the volume of traffic destined for a particular customer. In other cases, a circuit may experience an outage preventing us from completing a call. In these situations, we will incur these charges, generally temporarily, in order to maintain a high quality of service. We attempt to minimize these charges by managing our network, recognizing when additional capacity is required and working with our customers to augment the transport capacity required between our network and theirs.

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

Change in Fair Value of Warrants.    Freestanding warrants related to preferred shares that were conditionally redeemable were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Upon the closing of the Company’s IPO in November 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock . The then-current aggregate fair value of these warrants of $6.9 million was reclassified from current liabilities to warrants, a component of stockholders’ equity, and the Company ceased to record any further periodic fair value adjustments. On February 21, 2008 all outstanding warrants were exercised.

Interest Income (Expense).    Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to a range of 8.1% to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment in accordance with the terms of our agreement. Interest income is earned primarily on our cash, cash equivalents and our investment in auction rate securities (ARS).

Other Expense.    Other expense includes adjustments to the fair value of the ARS, adjustments to the fair value of the ARS Rights and expenses incurred in connection with the secondary offering by certain of our shareholders completed in the first quarter of 2008.

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

Our ARS Rights are required to be recognized as free-standing assets, separate from our ARS. We elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. ARS Rights and the ARS were reclassified from available-for-sale to trading securities and are recorded in current other assets in the accompanying consolidated balance sheet as of December 31, 2009 and recorded in our non-current other assets in the accompanying consolidated balance sheet as of December 31, 2008.

The Company does not intend to hold these securities until final maturity. The ARS and ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

Stock-Based Compensation

We currently record stock-based compensation expense in connection with any grant of options or non-vested shares to our employees and independent contractors. We record stock-based compensation expense associated with our stock options and non-vested shares, which requires us to calculate the expense associated with our stock options by determining the fair value of the options.

The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

Stock-based employee compensation is reflected in the statement of income. All options and non-vested shares granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

We utilized the simple average volatility of three telecommunication companies that share similar business characteristics for estimating the fair value of options granted through December 31, 2008. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. We calculated the volatility of our own stock for the period between November 2, 2007 and December 31, 2008 and found that it is not materially different than the results of the three company average. As of January 1, 2009, we calculated and utilized our own volatility for estimated the fair value of options during 2009.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2009, 2008 and 2007:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$168,906	$120,902	$85,555

Operating expense
Network and facilities expense (excluding depreciation and amortization)	50,648	40,327	30,163
Operations	19,798	16,929	15,536
Sales and marketing	1,996	1,940	1,770
General and administrative	17,958	12,104	9,426
Depreciation and amortization	14,594	14,023	11,076
Impairment of fixed assets	—	195	—
Gain on disposal of fixed assets	(53)	(11)	(144)

Total operating expense	104,941	85,507	67,827

Income from operations	63,965	35,395	17,728

Other (income) expense
Interest expense, including debt discount of $52, $95 and $139, respectively	293	924	1,668
Interest income	(801)	(3,474)	(1,321)
Change in fair value of warrants	—	—	4,919
Other (income) expense	(370)	1,131	—

Total other (income) expense	(878)	(1,419)	5,266

Income before income taxes	64,843	36,814	12,462
Provision for income taxes	23,528	12,794	6,204

Net income	$41,315	$24,020	$6,258

Net income per share:
Basic	$1.25	$0.76	$0.68

Diluted	$1.22	$0.72	$0.24

Weighted average number of shares outstanding:
Basic	33,156	31,790	9,248

Diluted	33,912	33,236	26,378

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.    Revenue of $168.9 million for the year ended December 31, 2009 increased $48.0 million, or 39.7%, from $120.9 million for the year ended December 31, 2008. The increase in revenue was primarily due to an increase in minutes of use billed to 87.8 billion minutes processed for the year ended December 31, 2009 from 61.0 billion minutes processed in the year ended December 31, 2008, an increase of 26.8 billion minutes, or 43.9%. The number of minutes carried over our network increased as a result of the entry into 37 new markets in 2009 and further penetration of current markets and customers.

The number of markets in which we operated increased to 137 at December 31, 2009 from 100 at December 31, 2008. The average fee per minute for the year ended December 31, 2009 of $0.0019 decreased from the December 31, 2008 amount of $0.0020.

Operating Expenses.    Operating expenses of $104.9 million for the year ended December 31, 2009 increased $19.4 million from $85.5 million in the year ended December 31, 2008, or 62.1% and 70.7% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $50.6 million for the year ended December 31, 2009, or 30.0% of revenue, increased from $40.3 million for the year ended December 31, 2008, or 33.3% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 468 switch locations to 1,804 switch locations at December 31, 2009 from 1,336 switch locations at December 31, 2008. In addition, our switch related costs, primarily made up of facility rent and utilities costs, increased as our number of locations at the end of December 31, 2009 grew to 32 compared to 31 locations at December 31, 2008. Excluding the switch location costs noted above, which are more fixed in nature, many components included in our network and facilities expense increase at a slower rate than our minute of use billed and revenue growth, causing the percentage to revenue for 2009 to decrease compared to 2008.

Operations Expenses.    Operations expenses of $19.8 million for the year ended December 31, 2009, or 11.7% of revenue, increased $2.9 million compared to $16.9 million for the year ended December 31, 2008, or 14.0% of revenue. The increase in our operations expenses primarily resulted from an increase in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. Because many of the components making up our operations expenses are somewhat fixed in nature, or increase at a slower rate than our minute of use billed and revenue growth, the percentage to revenue for 2009 decreased compared to 2008.

Sales and Marketing Expense.    Sales and marketing expense of $2.0 million for the year ended December 31, 2009, or 1.2% of revenue, increased slightly from $1.9 million for the year ended December 31, 2008, or 1.6% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force.

General and Administrative Expense.    General and administrative expense increased to $18.0 million for the year ended December 31, 2009, or 10.6% of revenue, compared to $12.1 million for the year ended December 31, 2008, or 10.0% of revenue. The $5.9 million increase in our general and administrative expense is primarily due to an increase of $2.7 million in payroll and benefits and $2.8 million in professional fees.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $14.6 million for the year ended December 31, 2009, or 8.6% of revenue, compared to $14.0 million for the year ended December 31, 2008, or 11.6% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets. Depreciation expense as a percentage of revenue has decreased as we have been able to add minutes to much of our current switch equipment without the purchase of additional equipment.

Impairment of Fixed Assets.    During 2009, there was no impairment of fixed assets compared to $0.2 million for the year ended December 31, 2008. In June of 2008, we decided to invest in new switch equipment in our Michigan and Ohio locations. As a result of this decision, a significant portion of the old switch equipment in Michigan and Ohio was no longer utilized. In 2008, we recorded asset impairment of $0.2 million related to the installation of new equipment in our Michigan and Ohio locations. The new equipment in Michigan and Ohio was installed and became operational in October 2008.

Gain on Disposal of Fixed Assets.    We sold equipment in 2009 and 2008 for which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale.

Other (Income) Expense.    Other income was $0.9 million in the year ended December 31, 2009 compared to other income of $1.4 million for the year ended December 31, 2008. During 2009, the decrease in interest income was partially offset by a decrease in interest expense associated with debt and an increase in other income. Interest income decreased during the year due to lower interest rates earned on our investments. Interest expense associated with debt decreased during the year due to the repayment of debt outstanding throughout 2008 and 2009. Other income in 2009 includes the net of our $1.0 million gain associated with the fair value of the auction rate securities and our $0.7 million loss associated with the fair value of the ARS Rights. Other expense in 2008 includes costs we incurred in connection with a demand registration by certain of our shareholders that was consummated in the closing of a secondary offering of our common stock by certain selling shareholders in April 2008 of $0.6 million and the net of our $2.0 million loss associated with the fair value of the auction rate securities and our $1.4 million gain associated with the fair value of the ARS Rights (see note 9—Investments and Fair Value Measurements).

Provision for Income Taxes.    Provision for income taxes was $23.5 million for the year ended December 31, 2009, an increase of $10.7 million compared to $12.8 million for the year ended December 31, 2008. The effective tax rate at December 31, 2009 was 36.3% compared to the effective tax rate at December 31, 2008 of 34.8%. The 2009 estimated effective income tax rate is higher than the statutory rate primarily due to state income tax, offset by the Illinois EDGE credit tax benefit. The 2008 estimated effective income tax rate is lower than the statutory rate primarily due to tax exempt municipal interest and the Illinois EDGE credit tax benefit.

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

Gain on Disposal of Fixed Assets.    We sold equipment in 2008 in which we received less than $0.1 million. The equipment did not have any carrying value at the time of sale. We sold equipment in 2007 in which we received a total of approximately $0.2 million. The equipment did not have any carrying value at the time of sale. During the year we also disposed of equipment that resulted in a total loss of approximately $0.1 million.

Other (Income) Expense.    Other income was $1.4 million in the year ended December 31, 2008 compared to other expense of $5.3 million for the year ended December 31, 2007. During 2008, the increase in investment income, decrease in interest expense associated with debt and decrease in the change in fair value of warrants was partially offset by an increase in other expense. Other expense in 2008 includes costs we incurred in connection with a demand registration by certain of our shareholders that was consummated in the closing of a secondary offering of our common stock by certain selling shareholders in April 2008 of $0.6 million and the net of our $2.0 million loss associated with the fair value of the auction rate securities and our $1.4 million gain associated with the fair value of the ARS Rights (see note 9—Investments and Fair Value Measurements).

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity, borrowings under our credit facility and our initial public offering completed in November 2007. Our principal uses of cash have been capital expenditures for switch equipment, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be for facility expansion, capital expenditures for switch equipment and working capital.

At December 31, 2009, we had $161.4 million in cash and cash equivalents, $16.2 million in auction rate securities and $0.4 million in restricted cash. In comparison, at December 31, 2008 we had $110.4 million in cash and cash equivalents, $16.9 million in auction rate securities and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2009 was $196.2 million compared to $120.4 million at December 31, 2008. We received $91.3 million of net proceeds upon completion of our initial public offering in November 2007.

Our capital expenditures of $18.1 million, $22.3 million and $20.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, related primarily to the installation of switching equipment in existing and new locations. Capital expenditures for 2010 are expected to be between $18.0 million and $22.0 million.

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

The following table sets forth components of our cash flow (in thousands) for the following periods:

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities	$56,396	$35,152	$24,141
Cash flows from investing activities	($16,379)	($41,136)	($19,947)
Cash flows from financing activities	$10,980	$4,378	$87,742

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2009 was $56.4 million, compared to $35.2 million for the year ended December 31, 2008. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, facility and switch maintenance costs. The increase in operating cash flow reflects high operating earnings driven by a significant increase in minutes billed. Timing of cash collections and payments remained the same.

Net cash provided by operating activities for the year ended December 31, 2008 was $35.2 million, compared to $24.1 million for the year ended December 31, 2007. The increase in operating cash flow reflects high operating earnings driven by a significant increase in minutes billed and an increase in accrued liabilities, partially offset by increases in accounts receivable and the change in the fair value of warrants.

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

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2009 was $16.4 million, compared to $41.1 million for the year ended December 31, 2008. Investing cash outflows are primarily related to purchases of switch equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors. The decrease in net cash used for investing activities is the result of a decrease in the purchase of equipment and auction rate securities, partially offset by a decrease in proceeds from the redemption of auction rate securities.

Net cash used for investing activities for the year ended December 31, 2008 was $41.1 million, compared to $19.9 million for the year ended December 31, 2007. The increase in net cash used for investing activities used is the result of an increase in the purchase of equipment and auction rate securities, partially offset by a decrease in the proceeds from the redemption of auction rate securities.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2009 was $11.0 million, compared to $4.4 million for the year ended December 31, 2008. The changes in cash flows from financing activities primarily relate to the exercise of stock options and payments under our debt obligations. The increase in cash from financing activities is the result of an increase in the proceeds from the issuance of common stock associated with stock options, an increase in the excess tax benefit associated with stock option expense and a decrease in principal repayments of long-term debt.

Net cash provided by financing activities for the year ended December 31, 2008 was $4.4 million, compared to $87.7 million for the year ended December 31, 2007. During 2007, the Company had proceeds from the issuance of common stock. This was partially offset by an increase in the excess tax benefit associated with stock option expense and a decrease in principal repayments of long-term debt.

Investments

We held approximately $17.1 million (par value) and $18.8 million (par value) of municipal note investments at December 31, 2009 and December 31, 2008, respectively. These investments are comprised of auction rate securities, or ARS, which are variable-rate securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP).

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

In the fourth quarter 2008, we entered into a settlement with UBS related to the ARS, pursuant to which we elected to participate in a rights offering that provides us with certain rights (ARS Rights) to sell all of the $18.8 million (par value) of the ARS held at the time of the rights agreement, back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The terms of the ARS Rights are further described in a Registration Statement on Form S-3 (File No. 333-153882) initially filed by UBS with the SEC on October 7, 2008. By electing to participate in the settlement and receive the ARS Rights, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. As such, in 2009 we recorded a loss of $0.7 million related to the ARS Rights and a gain of $1.0 million related to the ARS portfolio as we may not to hold these securities until final maturity because of UBS’s right to purchase and or right to sell the ARS. The ARS and the ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

We also invest our excess cash in money market mutual funds whose carrying values approximate market value. As of December 31, 2009, we had $157.4 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 9 to the audited financial statements—”Investments and Fair Value Measurements.”

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2009. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2009.

	Payments due by period
Contractual Cash Obligations	Total	Current	2-3 years	4-5 years	More than 5 years
	(In thousands)
Principal payments on current portion of long-term debt	$235	$235	$—	$—	$—
Interest payments on current portion of long-term debt (1)	243	243	—	—	—
Operating leases	21,195	4,571	7,182	4,981	4,461
Transport purchase commitment	5,700	3,180	2,520	—	—

Total	$27,373	$8,229	$9,702	$4,981	$4,461

(1)	Interest rate is fixed according to the terms of the loan agreement.

Long-Term Debt

We have an equipment loan and security agreement with an affiliate of Western Technology Investment. As of December 31, 2009 we had approximately $0.2 million outstanding under this credit facility and no available capacity for future borrowings. Outstanding loans bear interest at prime plus 1.25% and there is a terminal payment of 9.6% of the original amount borrowed. The average interest rate of this credit facility, including all balloon payments, was approximately 12.9% for each of the years ended December 31, 2009, 2008 and 2007. Our obligations under the credit facility are secured by a lien on substantially all of our assets and specified equipment.

Under the terms of the credit facility, we must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of our business without the permission of the lender. As of December 31, 2009 and 2008, we were in compliance with all of the covenants under the agreement.

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2009 there was $440,000 of restricted cash used as collateral for $336,000 in letters of credit outstanding.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2009, 2008 and 2007 was $4.3 million, $4.0 million, $3.2 million, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Purchase Commitment

We have a service agreement with one of our major transport providers, where we have committed to purchase a minimum amount of service through 2011. We purchased the minimum amount of service in 2009 in the ordinary course of business. There was no purchase commitment as of December 31, 2008 and December 31, 2007.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2009, 2008 and 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than cash obligations for operating leases and the transport purchase commitment as noted in “Contractual Cash Obligations” above.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (ASC 105 or FASB Codification) (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168)). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its condensed consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the year ended December 31, 2009. As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In April 2009, the FASB issued No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35) (formerly FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-35 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The above provision is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions relating to determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly under ASC 820-10-35 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (ASC 855) (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements. The company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 19, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents, short and long-term investments and restricted cash totaling $178.7 million and $129.1 million at December 31, 2009 and December 31, 2008, respectively. These amounts were allocated primarily in money market funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2009, we had $157.4 million in cash and cash equivalents invested in two money market mutual fund and $16.9 million, in the aggregate, in ARS and ARS Rights. For further discussion of these investments see footnote 9 to the consolidated financial statements—”Investments and Fair Value Measurements.”

None of our indebtedness discussed in footnote 5 to the consolidated financial statements—”Debt” above bears interest at a variable rate.

Based upon our overall interest rate exposure at December 31, 2009, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 19, 2010

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$161,411	$110,414
Receivables	24,836	16,785
Deferred income taxes-current	800	2,341
Other current assets	18,912	1,795

Total current assets	205,959	131,335
Property and equipment—net	49,679	45,266
Restricted cash	440	440
Other assets	512	18,802

Total assets	$256,590	$195,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,235	$258
Accrued liabilities:
Taxes payable	429	657
Circuit cost	4,012	3,358
Rent	1,073	1,183
Payroll and related items	1,914	952
Other	2,704	1,535
Current installments of long-term debt	235	2,961

Total current liabilities	11,602	10,904
Other liabilities	—	191
Deferred income taxes-noncurrent	4,157	4,647
Long-term debt—excluding current installments	—	235

Total liabilities	15,759	15,977
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 33,628,501 shares and 32,357,383 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	34	32
Additional paid-in capital	171,381	151,733
Retained earnings	69,416	28,101

Total shareholders’ equity	240,831	179,866

Total liabilities and shareholders’ equity	$256,590	$195,843

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue	$168,906	$120,902	$85,555

Operating expense:
Network and facilities expense (excluding depreciation and amortization)	50,648	40,327	30,163
Operations	19,798	16,929	15,536
Sales and marketing	1,996	1,940	1,770
General and administrative	17,958	12,104	9,426
Depreciation and amortization	14,594	14,023	11,076
Impairment of fixed assets	—	195	—
Gain on disposal of fixed assets	(53)	(11)	(144)

Total operating expense	104,941	85,507	67,827

Income from operations	63,965	35,395	17,728

Other (income) expense:
Interest expense, including debt discount of $52, $95 and $139, respectively	293	924	1,668
Interest income	(801)	(3,474)	(1,321)
Change in fair value of warrants	—	—	4,919
Other (income) expense	(370)	1,131	—

Total other (income) expense	(878)	(1,419)	5,266

Income before income taxes	64,843	36,814	12,462
Provision for income taxes	23,528	12,794	6,204

Net income	$41,315	$24,020	$6,258

Net income per share:
Basic	$1.25	$0.76	$0.68

Diluted	$1.22	$0.72	$0.24

Weighted average number of shares outstanding:
Basic	33,156	31,790	9,248

Diluted	33,912	33,236	26,378

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Shares Outstanding		Common Shares	Warrants	Additional Paid-In Capital	Accum Deficit/ Retained Earnings	Total Shareholders’ Equity(Deficit)
	Common Shares	Warrants
Balance at December 31, 2006	5,319,434	—	6	—	806	(2,177)	(1,365)
Net income and comprehensive income	—	—	—	—	—	6,258	6,258
Proceeds from issuance of common shares, net of costs	7,248,700	—	7	—	93,104	—	93,111
Preferred conversion to common shares	18,000,230	—	18	—	37,982	—	38,000
Reclassification of warrants	—	402,236	—	6,920	—	—	6,920
Exercise of stock options	264,575	—	1	—	91	—	92
Stock option expense	—	—	—	—	906	—	906

Balance at December 31, 2007	30,832,939	402,236	32	6,920	132,889	4,081	143,922
Net income and comprehensive income	—	—	—	—	—	24,020	24,020
Retirement of common shares	(16,500)	—	—	—	—	—	—
Exercise of warrants	356,921	(402,236)	—	(6,920)	6,920	—	—
Excess tax benefit associated with stock option exercise	—	—	—	—	7,600	—	7,600
Exercise of stock options	1,184,023	—	—	—	1,257	—	1,257
Stock option expense	—	—	—	—	3,067	—	3,067

Balance at December 31, 2008	32,357,383	—	32	—	151,733	28,101	179,866
Net income and comprehensive income	—	—	—	—	—	41,315	41,315
Excess tax benefit associated with stock option exercise	—	—	—	—	9,543	—	9,543
Exercise of stock options	1,271,118	—	2	—	4,448	—	4,450
Stock option and non-vested share expense	—	—	—	—	5,657	—	5,657

Balance at December 31, 2009	33,628,501	—	$34	$—	$171,381	$69,416	$240,831

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$41,315	$24,020	$6,258
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	14,594	14,023	11,076
Deferred income taxes	1,051	2,453	526
Impairment of fixed assets	—	195	—
Gain on disposal of fixed assets	(53)	(11)	(144)
Non-cash share-based compensation	5,657	3,067	906
Amortization of debt discount	52	95	139
Changes in fair value of warrants	—	—	4,919
Changes in fair value of ARS	(1,034)	1,957	—
Changes in fair value of ARS Rights	664	(1,376)	—
Excess tax benefit associated with stock option exercise	(9,543)	(7,600)	—
Changes in assets and liabilities:
Receivables—net	(8,051)	(4,681)	(4,228)
Other current assets	(203)	(844)	(150)
Other noncurrent assets	46	247	174
Accounts payable	102	(25)	(671)
Accrued liabilities	11,799	3,534	5,228
Noncurrent liabilities	—	98	108

Net cash flows from operating activities	56,396	35,152	24,141

Cash Flows From Investing Activities:
Purchase of equipment	(18,134)	(22,301)	(20,149)
Proceeds from sale of equipment	55	11	224
Increase in restricted cash	—	(21)	(22)
Purchase of auction rate securities	—	(25,150)	—
Proceeds from the redemption of ARS	1,700	6,325	—

Net cash flows from investing activities	(16,379)	(41,136)	(19,947)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	4,450	1,257	1,924
Proceeds from issuance of common shares, net of issuance cost	—	—	91,279
Excess tax benefit associated with stock option exercise	9,543	7,600	—
Principal payments on long-term debt	(3,013)	(4,479)	(5,461)

Net cash flows from financing activities	10,980	4,378	87,742

Net Increase (Decrease) In Cash And Cash Equivalents	50,997	(1,606)	91,936
Cash And Cash Equivalents—Beginning	110,414	112,020	20,084

Cash And Cash Equivalents—End	$161,411	$110,414	$112,020

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$875	$1,022	$1,258

Cash paid for taxes	$15,148	$3,264	$3,385

Cash refunded for taxes	$—	$—	$542

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$1,046	$171	$463

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Organization—Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic indirectly was through tandem switches of the incumbent local exchange carriers, or ILECs. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

Use of Estimates—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of fair value of investments and fair value of stock-based compensation. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values approximate fair value. At December 31, 2009 the Company had $4.0 million of cash in banks and $157.4 million in two money market mutual funds. At December 31, 2008, the Company had $3.5 million of cash in banks and $106.9 million in one money market mutual fund.

Short-term Investments—The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At December 31, 2009, the Company’s short-term investments consisted of $17.1 million (par value) of auction rate securities (ARS) recorded within the other current assets category of the Company’s balance sheet. The Company did not have any short-term investments at December 31, 2008.

The Company’s ARS were classified as long-term investments available-for-sale through the Company’s third quarter 2008.

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

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat its ARS and ARS Rights as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. The Company recorded a loss of $0.7 million related to the ARS Rights and a gain of $1.0 million on the Company’s ARS portfolio related to the change in fair value during 2009. The Company recorded a gain of $1.4 million related to the ARS Rights provided by the settlement and a loss of $2.0 million on the Company’s ARS portfolio during 2008. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying consolidated balance sheet as of December 31, 2009 and recorded in non-current other assets in the accompanying consolidated balance sheet as of December 31, 2008.

The Company does not intend to hold these securities until final maturity because it intends to exercise its rights under the ARS Rights agreement. The ARS and ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, debt, ARS and ARS Rights. The types of instruments valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include the Company’s ARS and related ARS Rights. See Note 9 to the Consolidated Financial Statements for further details on investment and fair value measurements.

The Company has not elected to measure its debt at fair value under the Financial Account Standards Board (FASB) Accounting Standards Codification (ASC) section 825-10-50, Financial Instruments: Disclosure (formerly FASB Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). The estimated fair value of the Company’s debt at December 31, 2009 was $0.4 million compared to the carrying value of $0.2 million. The estimated fair value of the Company’s debt at December 31, 2008 was $3.8 million compared to the carrying amount of $3.2 million included in the consolidated balance sheet. The Company’s estimated fair value of its debt is determined by discounting the future cash flows using a discount rate of approximately 15.0%. This discount rate includes the final interest payment which is required at the end of the loan term. The carrying amounts of our cash and cash equivalents, receivables and accounts payable approximate fair value.

The Company applies a discounted cash flow model approach to value its financial assets and liabilities, which include its ARS and ARS Rights. The discounted cash flow model approach takes into consideration the anticipated coupon rate for the securities, a market-based discount rate, an illiquidity premium and an anticipated workout period, or likely timeframe to redemption or liquidation in the open market. The fair value disclosures required by ASC section 820-10-50, Fair Value Measurements and Disclosures: Disclosure (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157)), are included in Note 9, Investments and Fair Value Measurements.

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

In June 2008, the Company decided to invest in new switch equipment in its Michigan and Ohio locations. The new equipment provides greater functionality that will improve network efficiency and performance. The equipment being replaced has no further use in the network. The Company completed a test for impairment consistent with the two-step process described above. As a result, the Company recorded a charge of approximately $0.2 million related to the combined asset impairment and accelerated the depreciation on the switch equipment. In both markets, the new equipment was installed and became operational in the fourth quarter 2008. There were no adjustments to the carrying value of long-lived assets during the year ended December 31, 2009.

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

Earnings Per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested shares, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock. During periods in which a net loss is incurred, diluted earnings per share amounts are the same as the basic per share amounts because the effect of all options, non-vested shares, convertible warrants, Series A Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock and Series C Convertible Preferred Stock is anti-dilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Years Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Numerator:
Net income applicable to common stockholders	$41,315	$24,020	$6,258

Denominator:
Weighted average common shares outstanding	33,156	31,790	9,248
Effect of dilutive securities:
Stock options	756	1,392	1,567
Non-vested shares	—	—	—
Warrants	—	54	275
Series A Preferred Stock	—	—	7,644
Series B-1 Preferred Stock	—	—	4,873
Series B-2 Preferred Stock	—	—	1,149
Series C Preferred Stock	—	—	1,622

Denominator for diluted earnings per share	33,912	33,236	26,378

Net earnings per share:
Basic—as reported	$1.25	$0.76	$0.68

Diluted—as reported	$1.22	$0.72	$0.24

Options to purchase 1,408,000, 1,551,500 and 93,000 shares of common stock were outstanding during the year ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

355,660 non-vested shares of common stock were issued and outstanding at December 31, 2009, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Comprehensive Income—Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income was the same as net income for the years ended December 31, 2009, 2008 and 2007.

Accounting for Stock-Based Compensation—The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The amount of share-based expense recorded in the years ended December 31, 2009, 2008 and 2007, is $5.7 million, $3.1 million, and $0.9 million, respectively.

Compensation expense for non-vested shares is measure based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 11, “Stock Options and Non-vested Shares”.

Income Taxes—Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income or loss.

Concentrations—For the years ended 2009, 2008 and 2007, the aggregate revenues of four customers accounted for 57%, 56% and 54% of total revenues, respectively. At December 31, 2009 and 2008, the aggregate accounts receivable of four customers accounted for 50% and 53% of the Company’s total trade accounts receivable, respectively.

In 2009, the Company had three customers in excess of ten percent of sales, which were 23%, 14% and 13% of the Company’s total revenue, respectively. At December 31, 2009, the Company had two customers who accounted for 18% and 15% of the Company’s accounts receivable balance, respectively.

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

At December 31, 2009, the Company had $161.4 million in cash and cash equivalents. Of this amount, approximately $157.4 million was invested in two money market funds. Investment policies have been implemented that limit investments to highly liquid investments with an original maturity of 90 days or less.

Recent Accounting Pronouncements—In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (ASC 105 or FASB Codification) (formerly Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No 162 (SFAS 168)). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its condensed consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the year ended December 31, 2009. As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In April 2009, the FASB issued No. 820-10-35, Fair Value Measurements and Disclosures—Subsequent Measurement (ASC 820-10-35) (formerly FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides additional guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-35 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The above provision is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions relating to determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly under ASC 820-10-35 during the second quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (ASC 855) (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements. The company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 19, 2010.

3.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 consists of the following:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Switch equipment	$68,190	$58,579
Computer software	1,608	1,469
Computer equipment	1,994	1,727
Tools and test equipment	583	471
Furniture and fixtures	398	348
Leasehold improvements	4,793	3,138

	77,566	65,732
Less accumulated depreciation	(31,775)	(25,083)

	45,791	40,649
Construction in process	3,888	4,617

Property and equipment-net	$49,679	$45,266

4.	RECEIVABLES

Receivables as of December 31, 2009 and 2008 consist of the following:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Billed receivables	$19,852	$13,724
Unbilled receivables	2,608	2,549
Other receivables	2,376	512

	24,836	16,785
Less allowance for doubtful accounts	—	—

Receivables—net of allowance for doubtful accounts	$24,836	$16,785

The Company primarily invoices customers for services occurring through the 24th of each month. The Company accrues revenue each month for services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle.

At December 31, 2009, other receivables include $2.3 million of state and federal income tax prepayments. At December 31, 2008, other receivables include $0.3 million of state income tax prepayments.

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

Under the terms of its debt agreement, the Company must comply with certain negative covenants that limit our ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended December 31, 2009, 2008 and 2007, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2009 there was $440,000 of restricted cash used as collateral for $336,000 in letters of credit outstanding.

Long-term debt is summarized as follows:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Secured term loan, interest payable at 9.0%. Principal repaid in 36 equal installments commencing August 1, 2006. A final payment of 9.6% of the borrowed amount is required in July 2009	—	536
Secured term loan, interest payable at 9.25%. Principal repaid in 36 equal installments commencing October 1, 2006. A final payment of 9.6% of the borrowed amount is required in September 2009	—	686
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing January 1, 2007. A final payment of 9.6% of the borrowed amount is required in December 2009	—	906
Secured term loan, interest payable at 9.5%. Principal repaid in 36 equal installments commencing April 1, 2007. A final payment of 9.6% of the borrowed amount is required in March 2010	235	1,120
Less—discount on debt associated with the issuance of warrants	—	(52)

Total long-term debt	235	3,196
Less—current installments	(235)	(2,961)

Long-term debt—excluding current installments	$—	$235

6.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.4 million, $0.3 million and $0.1 million to this plan during the year ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

Operating Leases—The Company leases its facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2009, 2008 and 2007 was $4.3 million, $4.0 million, and $3.2 million, respectively.

The following table represents future lease payments under the operating leases having lease terms in excess of one year:

(Dollars in thousands)	December 31, 2009
2010	$4,571
2011	4,252
2012	2,930
2013	2,677
2014	2,304
Thereafter	4,461

Total	$21,195

Purchase Commitment—We have a service agreement with one of our major transport providers, where we have committed to purchase a minimum of service through 2011. We purchased the minimum amount of service in 2009 in the ordinary course of business. There was no purchase commitment as of December 31, 2008 and December 31, 2007.

Legal Proceedings—From time to time, the Company is a party to legal or regulatory proceedings arising in the normal course of its business. Aside from the matters discussed below, management does not believe that the Company is party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.

Peerless Network, LLC. On June 12, 2008, the Company commenced a patent infringement action against Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the United States District Court for the Northern District of Illinois granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. On November 30, 2009 and December 1, 2009, the court heard the Company’s motion dated August 25, 2009 for preliminary injunctive relief seeking to enjoin Peerless Network, LLC and Peerless Network of Illinois, LLC from providing certain tandem transit services. The court has not yet ruled on the request for injunctive relief and is not required to do so by any specific date. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. The full trial in this action is currently scheduled to be held in the fall of 2010. The parties are currently completing discovery on the Company’s claims and the defendants’ remaining counterclaims. The Company believes that the defendants’ remaining allegations have no merit and intends to vigorously defend itself against these remaining counterclaims.

On January 28, 2010, Peerless Network filed a request with the United States Patent and Trademark Office (“USPTO”) requesting that the USPTO reexamine the patent at issue. The USPTO has not yet ruled on Peerless

Network’s request, although the PTO typically accepts reexamination requests. If the USPTO grants Peerless Network’s request, the reexamination proceeding could result in the USPTO determining that some or all of the claims in the reexamined patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

9.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS—trading securities	$17,125	$—	$(923)	$16,202
ARS rights	$—	$712	$—	$712

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS—trading securities	$18,825	$—	$(1,957)	$16,868
ARS rights	$—	$1,376	$—	$1,376

The following is a summary of the carrying values and balance sheet classification as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(In thousands)
Cash in banks	$3,978	$3,547
Money market	157,433	106,867
ARS—trading securities	16,202	16,868
ARS rights	712	1,376
Restricted cash	440	440

Total	$178,765	$129,098

Reported as:
Cash and cash equivalents	$161,411	$110,414
Other current assets	16,914	—
Non-current other assets	—	18,244
Non-current restricted cash	440	440

Total	$178,765	$129,098

At December 31, 2009 and December 31, 2008, the Company held approximately $17.1 million (par value) and $18.8 million (par value), respectively, of auction rate securities investments in municipal notes. These investments were reclassified to trading securities from available-for-sale securities in the fourth quarter of 2008. Accordingly, they were valued at fair value as of December 31, 2009 and December 31, 2008. The Company’s auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $8.0 million of the securities at par value through issuer redemptions.

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

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat its ARS and related ARS Rights as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. The Company recorded a loss of $0.7 million related to the ARS Rights and a gain of $1.0 million on the Company’s ARS portfolio related to the change in fair value during 2009. The Company recorded a gain of $1.4 million related to the ARS Rights provided by the settlement and a loss of $2.0 million on the Company’s ARS portfolio during 2008. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying consolidated balance sheet as of December 31, 2009 and recorded in non-current other assets in the accompanying consolidated balance sheet as of December 31, 2008.

The Company does not intend to hold these securities until final maturity in accordance with the ARS Rights which allow the Company to sell its ARS back to UBS beginning June 30, 2010, which is consistent with the Company’s investment intent. The ARS and ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Fair Value Measurement

ASC section 820-10-30, Fair Value Measurements and Disclosures: Initial Measurement (formerly SFAS No. 157), notes that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ACS section 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its ARS and ARS Rights at fair value.

The Company’s ARS and ARS Rights are valued based on unobservable inputs in which there is little or no market data. As a result of auction failures related to the auction rate securities during the years 2009 and 2008, market inputs were not available as of December 31, 2009 and December 31, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of December 31, 2009 and December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III in the fair value hierarchy.

The Company’s ARS Rights were valued by determining the value of the underlying auction rate securities on a stand-alone basis compared to their value along with the ARS Rights. The Company utilized the same factors that were used to value its investment in ARS.

The Company does not have liabilities to measure at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
ARS—Trading securities	$—	$—	$16,202	$16,202
ARS Rights	—	—	712	712

Total assets measured at fair value	$—	$—	$16,914	$16,914

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s statement of operations as other (income) expense. The unrealized gain associated with ARS-trading securities was approximately $1.0 million for the year ended December 31, 2009 and the unrealized loss was approximately $2.0 million for the year ended December 31, 2008. The unrealized loss associated with the ARS Rights was approximately $0.7 million for the year ended December 31, 2009 and the unrealized gain was approximately $1.4 million for the year-ended December 31, 2008

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the years ended December 31, 2009 and December 31, 2009 (in thousands):

	December 31, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		December 31, 2009
				Realized	Unrealized
ARS—Trading securities	$16,868	$(1,700)	$—	$—	$1,034	$16,202
ARS Rights	1,376	—	—	—	(664)	712

Total	$18,244	$(1,700)	$—	$—	$370	$16,914

10.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and of net operating loss carryforwards. Significant components of the Company’s deferred income taxes are as follows:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$2,731	$1,462
State credit carry forward	2,168	1,317
Accrued direct costs	649	831
Accrued rent	423	478
Accrued fees	20	127
Accrued other	68	161
State bonus depreciation	414	221
Auction rate securities unrealized loss	364	791

Total deferred tax assets	6,837	5,388

Deferred tax liabilities:
Depreciation	(8,509)	(6,243)
Prepaids	(711)	(590)
Auction rate securities rights agreement	(281)	(556)
Federal effect of state deferreds	(693)	(305)

Total deferred tax liabilities	(10,194)	(7,694)

Net deferred income tax liabilities	$(3,357)	$(2,306)

The components of the Company’s income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,
(Dollars in thousands)	2009	2008	2007
Deferred provision	$1,051	$2,453	$526
Current provision
Federal	20,144	9,365	5,181
State	2,333	976	497

	$23,528	$12,794	$6,204

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2009	2008	2007
Statutory federal rate	35%	35.0%	34.0%
State income tax, net of federal benefit	2.8%	3.3%	4.9%
Illinois State EDGE Credit, net of federal benefit	(1.0)%	(1.4)%	(1.6)%
Change in fair value of warrants	—%	—%	13.4%
Tax exempt interest, benefit	(0.4)%	(2.2)%	(1.4)%
Other	(0.1)%	0.1%	0.5%

Effective tax rate	36.3%	34.8%	49.8%

Income taxes were computed using an effective tax rate. The Company’s estimated effective income tax rate was 36.3% for the year ended December 31, 2009, compared to 34.8% for the same period last year. The increase in the tax rate was primarily due to less tax exempt interest benefit.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006. The State of Illinois commenced an examination of Illinois state income tax returns the Company filed for the years 2006 and 2007. The Company anticipates the audit to be completed during the first quarter with no significant changes. At December 31, 2008 and December 31, 2009, the Company did not have any income tax liability due to uncertain tax positions.

The Company’s State income tax credit carry forward, primarily the Illinois EDGE credit, can be carried forward 5 years and will begin to expire in 2010. The company has not recorded a valuation allowance against the credit as the Company believes it is more likely than not that future taxable income will be sufficient to realize the full benefit of the credit.

11.	STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4,650,000 options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2009, the Company had granted a total of 886,903 options that remained outstanding under the 2003 Plan.

At December 31, 2009, the Company had granted a total of 2,252,500 options that remained outstanding under the 2007 Plan. During 2009, the Company cancelled 49,250 options related to the 2007 Plan. Option awards for 1,136,511 shares, representing approximately 3.4% of the Company’s outstanding common stock as of December 31, 2009, remained available for additional grants under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company records stock-based compensation expense associated with its stock option and non-vested share grants. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

The amount of share-based expense recorded in the years ended December 31, 2009, 2008 and 2007, is $5.7 million, $3.1 million, and $0.9 million, respectively. The related tax benefit for the years ended December 31, 2009, 2008 and 2007, is $2.1 million, $1.1 million, and $0.4 million, respectively.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The options typically vest annually over a four-year period with a life of 10 years. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the years ended December 31, 2008 and the December 31, 2009:

Grant Date	Number of Stock Options Issued	Weighted average Exercise Price of One Share of Common Stock
First Quarter 2008	9,000	$19.11
Second Quarter 2008	1,360,000	$17.91
Third Quarter 2008	109,000	$18.23
Fourth Quarter 2008	62,000	$16.87
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06
Fourth Quarter 2009	34,000	$23.17

Total	2,422,000

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model for the years ended December 31, 2009, 2008 and 2007 with the following assumptions:

	December 31, 2009	December 31, 2008	December 31, 2007
Expected life	6.3 – 7.15 years	6.3 – 6.5 years	7.7 – 10.0 years
Risk-free interest rate range	2.1% – 3.3%	2.4% – 3.8%	3.8% – 4.9%
Expected dividends	—	—	—
Volatility	53.3% – 55.6%	41.9% –50.8%	39.6% – 40.1%

The Company utilized the simple average volatility of three telecommunication companies that share similar business characteristics for estimating the fair value of options granted through December 31, 2008. The simple average volatility of the three companies selected ranged from 39.6% at the beginning of 2007 to 50.8% at December 31, 2008. The Company calculated the volatility of its own stock for the period between November 2, 2007 and December 31, 2008 and found that it was not materially different than the results of the three company average. As of January 1, 2009, the Company calculated and utilized its own volatility for estimated the fair value of options during 2009.

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for valuation of stock options, as permitted by the Securities and Exchange Commission (SEC) under ASC 718-10, Compensation – Stock Compensation (formerly SEC Staff Accounting Bulletin 107), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. The Company used the simplified method in 2008 and the first quarter of 2009. During the second quarter of 2009, the Company determined that sufficient historical data exists regarding the actual term that employees hold their options and began to utilize its own expected term.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $14.41, $8.48 and $3.88 for the years ended December 31, 2009, 2008 and 2007, respectively. The total grant date fair value of options that vested during years ended December 31, 2009, 2008 and 2007 was approximately $5.1 million, $1.0 million and $1.0 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2007	3,328	$1.98
Granted	1,540	17.90
Exercised	(1,184)	1.06
Cancelled	(81)	4.13

Options outstanding—December 31, 2008	3,603	$9.03
Granted	882	25.81
Exercised	(1,271)	3.50
Cancelled	(75)	13.62

Options outstanding—December 31, 2009	3,139	$15.87	$24,421	8.19

Vested or expected to vest-December 31, 2009	2,963	$15.87	$23,053	8.19

Exercisable-December 31, 2009	902	$8.96	$12,466	7.17

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from current estimates. In 2009, the Company’s forfeiture rate was 5.6%

The unrecognized compensation cost associated with options outstanding at December 31, 2009 and 2008 is $19.0 million and $12.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.0 years and 2.8 years as of December 31, 2009 and 2008, respectively.

Non-vested Shares

During 2009, the Company’s Board of Directors granted approximately 0.4 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the year ended December 31, 2009 is as follows:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2009	—	$—	$—
Granted	356	$25.65	$9,131

Non-vested at December 31, 2009	356	$25.65	$9,131

The unrecognized compensation cost associated with non-vested shares at December 31, 2009 is $8.4 million. The weighted average remaining term that the compensation will be recorded is 3.7 years.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

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

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$38,249	$41,235	$44,692	$44,730
Operating expense
Network and facilities expense (excluding depreciation and amortization)	11,462	12,432	13,093	13,661
Operations	4,955	4,849	4,991	5,003
Sales and marketing	524	474	467	531
General and administrative	3,389	3,704	5,375	5,490
Depreciation and amortization	4,041	3,199	3,506	3,848
Gain on disposal of fixed assets	(25)	—	(28)	—

Total operating expense	24,346	24,658	27,404	28,533

Income from operations	13,903	16,577	17,288	16,197

Other (income) expense
Interest expense	133	94	49	17
Interest income	(291)	(257)	(159)	(94)
Other (income) expense (2)	(242)	1	(65)	(64)

Total other (income) expense	(400)	(162)	(175)	(141)

Income before income taxes	14,303	16,739	17,463	16,338
Provision for income taxes	5,259	6,065	6,377	5,827

Net income	$9,044	$10,674	$11,086	$10,511

Earnings per common share-basic (1)	$0.28	$0.32	$0.33	$.31
Earnings per common share-diluted (1)	$0.27	$0.31	$0.32	$.31
Weighted average number of shares outstanding-basic:	32,529	33,018	33,494	33,569
Weighted average number of shares outstanding-diluted:	33,533	33,948	34,181	34,116

	2008 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$26,226	$28,578	$31,154	$34,944
Operating expense
Network and facilities expense (excluding depreciation and amortization)	9,110	9,386	11,215	10,616
Operations	4,072	4,125	4,288	4,444
Sales and marketing	544	451	466	479
General and administrative	3,018	3,194	2,801	3,091
Depreciation and amortization	3,263	2,823	3,561	4,376
Impairment of fixed assets	—	195	—	—
Gain on disposal of fixed assets	—	—	—	(11)

Total operating expense	20,007	20,174	22,331	22,995

Income from operations	6,219	8,404	8,823	11,949

Other (income) expense
Interest expense	299	250	208	167
Interest income	(898)	(799)	(870)	(907)
Other expense (2)	550	—	—	581

Total other (income) expense	(49)	(549)	(662)	(159)

Income before income taxes	6,268	8,953	9,485	12,108
Provision for income taxes	2,245	3,309	3,321	3,919

Net income	$4,023	$5,644	$6,164	$8,189

Earnings per common share-basic (1)	$0.13	$0.18	$0.19	$0.25
Earnings per common share-diluted (1)	$0.12	$0.17	$0.19	$0.25
Weighted average number of shares outstanding-basic:	31,094	31,771	32,009	32,277
Weighted average number of shares outstanding-diluted:	33,163	33,210	33,312	33,379

Revenue has increased sequentially in each of the quarters presented due to increases in the number of minutes billed to new and existing customers. In the second quarter of 2008, the Company recorded $0.2 million of impairment of fixed assets for switch equipment at its Michigan and Ohio locations, see footnote 2—Long-lived assets.

(1)	The sum of the four quarters is not necessarily the same as the total for the year.
(2)	See our discussion of other expense found within Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the “Act”), have concluded that, as of the end of the fiscal year covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework . Based on its assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 19, 2010

(d) Changes in Internal Control over Financial Reporting

There were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) promulgated under the Act) identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Act that occurred during the recently completed fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference to the information set forth in Neutral Tandem’s proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2009. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Neutral Tandem’s common stock and by each Neutral Tandem director, each Neutral Tandem named executive officer, and all directors and executive officers as a group, can be found in Neutral Tandem’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Information relating to securities authorized under our equity compensation plans as of December 31, 2009 is set forth in Footnote 11 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Additions Charged to Operations	Write- offs	Ending Balance
	(In thousands)
Trade receivable allowances for the year ended:
December 31, 2007	$—	$77	(77)	—
December 31, 2008	$—	$8	$(8)	—
December 31, 2009	$—	$—	$—	—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (1)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (1)

4.1	Specimen certificate evidencing shares of common stock (1)

4.2	Voting Agreement, dated November 19, 2004, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski and Jeffrey C. Wells (1)

Exhibit Number	Description of Exhibit
4.3	Second Amended and Restated Stockholders Agreement dated as of February 2, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, and Richard Anderson (1)

4.4	First Amendment to Second Amended and Restated Stockholders Agreement dated as of October 31, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, David Weisman, Doreen Kluber, C. Ann Brown, Louise D’Amato, Bill Capraro, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Gavillet Grantor Annuity Trust, Swenson Grantor Annuity Trust, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, Richard Anderson, Everett Mark Virdin, Jorge Pizano, Thomas Carter, John Leland and David Wojcik (1)

4.5	Second Amended and Restated Registration Rights Agreement, dated February 2, 2006, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Robert M. Junkroski, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Robert C. Hawk, Edward M. Greenberg, Karen L. Linsley, Paul Oakley, Paul W. Chisholm, Joseph Tighe, John Barnicle, Ronald W. Gavillet, Lawrence M. Ingeneri; Christopher Swenson, Jeffrey C. Wells, Jeffrey Hartzell, Janice Hewitt, David Lopez, The Dixon and Carol Doll Family Trust, Irrevocable Trust for Alanna Marie Hynes, Irrevocable Trust for Katherine Vance Hynes, Alexander P. & Heather B. Doll Family Trust, Dixon & Sarah Doll Jr. Family Trust, Andrew J. Doll, Jonathan B. Junkroski Trust, Julia K. Junkroski Trust, David Tatak, Ralph Valente, Richard Anderson, Jon Clopton, Eric Carlson, Dave Redmon and Kathleen Starr (1)

Exhibit Number	Description of Exhibit
4.6	Option Agreement, dated November 26, 2003 by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Robert C. Hawk, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski, Jeffrey C. Wells, Jeffrey H. Hartzell, Janice Hewitt, David Lopez and the Dixon and Carol Doll Family Trust (1)

4.7	Warrant, dated May 28, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.8	Warrant, dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.9	Warrant, dated April 29, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.10	Warrant dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.11	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

4.12	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (1)

10.1	Employment Agreement dated February 6, 2006, by and between Rian Wren and Neutral Tandem, Inc. (1)

10.2	Employment Agreement dated May 9, 2006, by and between Robert Junkroski and Neutral Tandem, Inc. (1)

10.3	Employment Agreement dated May 9, 2006, by and between Ronald Gavillet and Neutral Tandem, Inc. (1)

10.4	Employment Agreement dated May 9, 2006, by and between Surendra Saboo and Neutral Tandem, Inc. (1)

10.5	Employment Agreement dated November 3, 2006 by and between David Lopez and Neutral Tandem, Inc. (1)

10.6	Form of Indemnification Agreement (1)

10.7	Form of Proprietary Information and Inventions Agreement (1)

10.8	Stock Purchase Agreement dated as of November 26, 2003, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003 Limited Partnership and Bob Hawk (1)

10.9	Stock Purchase Agreement dated as of November 19, 2004, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Three Shores Partners, LLC, Mesirow Capital Partners VIII, L.P., James P. Hynes, Bob Hawk, Robert C. Atkinson, David Weisman, Ed Greenberg, Elizabeth Ann Petty, Doreen Kluber, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe, Joseph Onstott, Robert M. Junkroski, Ronald W. Gavillet and John Barnicle (1)

10.10	First Amendment to Stock Purchase Agreement dated as of November 19, 2004 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., Three Shores Partners, LLC, New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership and James P. Hynes (1)

Exhibit Number	Description of Exhibit
10.11	Second Amendment to Stock Purchase Agreement dated as of June 17, 2005 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership and James P. Hynes (1)

10.12	Stock Purchase Agreement, dated as of February 2, 2006, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, Bob Hawk, Edward M. Greenberg, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe and John Barnicle (1)

10.13	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and DCM III, L.P., DCM III-A, L.P. and DCM Affiliates Fund III, L.P. (1)

10.14	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and New Enterprise Associates 10, Limited Partnership (1)

10.15	Observation Rights Agreement dated as of November 19, 2004 between Neutral Tandem, Inc. and Mesirow Capital Partners VIII, L.P. (1)

10.16	Observation Rights Agreement dated as of February 2, 2006 between Neutral Tandem, Inc. and Montagu Newhall Global Partners II, L.P. (1)

10.17	Observation Rights Agreement dated as of February 2, 2006 among Neutral Tandem, Inc. and Wasatch Small Capital Growth Fund, Wasatach Ultra Growth Fund and Wasatach Global Science & Technology Fund (1)

10.18	Restricted Stock Agreement, dated November 8, 2004, by and between Neutral Tandem, Inc. and David Lopez (1)

10.19	Restricted Stock Agreement, dated October 2006, by and between Neutral Tandem, Inc. and Dixon Doll (1)

10.20	Neutral Tandem, Inc. 2007 Long Term Equity Incentive Plan (1)

10.21	Standard Purchase and License Terms, dated January 10, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.22	Standard Purchase and License Terms, dated May 25, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (1)

10.23	Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.24	Supplement to the Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Lending and Leasing IV, Inc. (1)

10.25	Supplement No. 2, dated December 20, 2004, to the Loan and Security Agreement dated as of May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.26	Intellectual Property Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (1)

10.27	Lease Agreement dated May 1, 1999 between 717 South Wells, L.L.C. and Neutral Tandem, Inc., as assignee (1)

Exhibit Number	Description of Exhibit
10.28	Lease, dated October 20, 2003, by and between 717 South Wells, L.L.C. and Neutral Tandem, Inc. (1)

10.29	Lease, dated May 10, 2004, by and between 75 Broad, LLC and Neutral Tandem, Inc. (1)

10.30	Assignment and Assumption Agreement, dated June 1, 2005 by and between Switch and Data Five LLC f/k/a Layer One Chicago, LLC and Neutral Tandem, Inc. (1)

10.31	Form of Customer Agreement (1)

10.32	Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.33	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.34	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.35	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (1)

10.36	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.37	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and Ronald W. Gavillet (1)

10.38	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated March 1, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.39	Amendment No. 2 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (1)

10.40	Restricted Stock Agreement, dated October 28, 2003, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.41	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.42	Restricted Stock Agreement, dated as of June 30, 2004, by and between Neutral Tandem, Inc. and Bob Hawk (1)

10.43	Restricted Stock Agreement dated as of November 8, 2004, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.44	Amended and Restated Restricted Stock Agreement dated as of December 14, 2004, by and between James P. Hynes and Neutral Tandem, Inc. (1)

10.45	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and James P. Hynes (1)

10.46	Restricted Stock Agreement dated as of November 8, 2004 by and between Robert M. Junkroski and Neutral Tandem, Inc. (1)

10.47	Amended and Restated Restricted Stock Agreement, dated December 14, 2004, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.48	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (1)

10.49	Restricted Stock Agreement, dated November 10, 2003, by and between Neutral Tandem, Inc. and David Lopez (1)

10.50	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and David Lopez (1)

Exhibit Number	Description of Exhibit
10.51	Addendum to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.52	Addendum No. 2 to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.53	Addendum to Standard Purchase and License Terms, dated August 27, 2007, between Neutral Tandem, Inc. and Sonus Networks, Inc. (1)

10.54	Amendment to Employment Agreement dated January 21, 2008 between Rian Wren and Neutral Tandem, Inc. (2)

10.55	Amendment to Employment Agreement dated January 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (2)

10.56	Amendment to Employment Agreement dated January 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (2)

10.57	Amendment to Employment Agreement dated January 21, 2008 between the Ronald Gavillet and Neutral Tandem, Inc. (2)

10.58	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.59	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.60	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (3)

10.61	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Surendra Saboo (3)

10.62	Second Amendment to Employment Agreement dated November 21, 2008 between Rian Wren and Neutral Tandem, Inc. (4)

10.63	Second Amendment to the Employment Agreement dated November 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (4)

10.64	Second Amendment to the Employment Agreement dated November 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (4)

10.65	Amendment to Employment Agreement dated January 21, 2008 between David Lopez and Neutral Tandem, Inc. (4)

10.66	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (6)

10.67	Employment Agreement dated February 5, 2008 between Richard Monto and Neutral Tandem, Inc. (6)

10.68	Amendment to Employment Agreement dated November 21, 2008 between Richard Monto and Neutral Tandem, Inc. (6)

10.69	UBS Financial Services Inc. Acceptance Letter Relating to Auction Rate Securities dated November 14, 2008 (6)

10.70	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan (6)

10.71	Third Amendment to Employment Agreement dated December 28, 2009 between Rian Wren and Neutral Tandem, Inc. (7)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit Number	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
(1)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 22, 2008 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 24, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K filed on December 31, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2010.

NEUTRAL TANDEM, INC.

By:	/s/ RIAN WREN
Rian Wren, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on February 19, 2010.

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