Form 10-Q
period 2010-03-31
Neutral Tandem Inc
filed 2010-05-07
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

As of April 30, 2010, 33,038,452 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$171,107	$161,411
Receivables	21,229	24,836
Deferred income taxes-current	980	800
Other current assets	15,801	18,912

Total current assets	209,117	205,959
Property and equipment — net	48,354	49,679
Restricted cash	903	440
Other assets	511	512

Total assets	$258,885	$256,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421	$1,235
Accrued liabilities:
Taxes payable	3,706	429
Circuit cost	3,266	4,012
Rent	1,058	1,073
Payroll and related items	1,829	1,914
Other	2,326	2,704
Current installments of long-term debt	—	235

Total current liabilities	13,606	11,602
Deferred income taxes-noncurrent	3,075	4,157

Total liabilities	16,681	15,759
Commitments and contingencies
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 33,031,977 shares and 33,628,501 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	33	34
Additional paid-in capital	164,286	171,381
Retained earnings	77,885	69,416

Total shareholders’ equity	242,204	240,831

Total liabilities and shareholders’ equity	$258,885	$256,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$44,829	$38,249
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	14,361	11,462
Operations	5,521	4,955
Sales and marketing	510	524
General and administrative	6,400	3,389
Depreciation and amortization	3,948	4,041
Gain on disposal of fixed assets	(45)	(25)

Total operating expense	30,695	24,346

Income from operations	14,134	13,903

Other (income) expense
Interest expense, including debt discount of $0 and $22, respectively	4	133
Interest income	(54)	(291)
Other income	(125)	(242)

Total other income	(175)	(400)

Income before income taxes	14,309	14,303
Provision for income taxes	5,840	5,259

Net income	$8,469	$9,044

Net income per share:
Basic	$0.25	$0.28

Diluted	$0.25	$0.27

Weighted average number of shares outstanding:
Basic	33,390	32,529

Diluted	33,852	33,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$8,469	$9,044
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	3,948	4,041
Deferred income taxes	(1,262)	35
Gain on disposal of fixed assets	(45)	(25)
Non-cash share-based compensation	2,391	921
Amortization of debt discount	—	22
Changes in fair value of ARS	(65)	(433)
Changes in fair value of ARS rights	(60)	191
Excess tax benefit associated with stock option exercise	(54)	(2,781)
Changes in assets and liabilities:
Receivables	3,607	(609)
Other current assets	(114)	549
Other noncurrent assets	1	75
Accounts payable	117	206
Accrued liabilities	2,107	5,644

Net cash flows from operating activities	19,040	16,880

Cash Flows From Investing Activities:
Purchase of equipment	(2,555)	(1,000)
Proceeds from sale of equipment	46	27
Increase in restricted cash	(463)	—
Proceeds from the redemption of ARS	3,350	—

Net cash flows from investing activities	378	(973)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	15	416
Excess tax benefit associated with stock option exercise	54	2,781
Payments made for repurchase of common stock	(9,556)	—
Principal payments on long-term debt	(235)	(882)

Net cash flows from financing activities	(9,722)	2,315

Net Increase In Cash And Cash Equivalents	9,696	18,222
Cash And Cash Equivalents — Beginning	161,411	110,414

Cash And Cash Equivalents — End	$171,107	$128,636

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$242	$69

Cash paid for taxes	$1,595	$198

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$1,115	$1,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Neutral Tandem, Inc. (the Company) provides tandem interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Prior to the introduction of the Company’s service, the primary method for competitive carriers to exchange traffic indirectly was through tandem switches of the incumbent local exchange carriers, or ILECs’. The tandem switching services offered by ILECs consist of transit services, which are provided in connection with local calls, and access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. The Company’s solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values approximate fair value. At March 31, 2010 the Company had $5.3 million of cash in banks and $165.8 million in two money market mutual funds. At December 31, 2009, the Company had $4.0 million of cash in banks and $157.4 million in two money market mutual funds.

Short-term Investments — The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At March 31, 2010, the Company’s short-term investments consisted of $13.8 million (par value) of auction rate securities (ARS) recorded within the other current asset category of the Company’s condensed consolidated balance sheet. See note 7 to the condensed consolidated financial statements for further details on the Company’s ARS and related ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into a settlement agreement with UBS in the fourth quarter of 2008, the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value. As such, in the first quarter of 2010, the Company recorded a gain of $0.1 million related to the ARS Rights and a gain of $0.1 million on the Company’s ARS portfolio related to the change in fair value during the three months ended March 31, 2010. These amounts are reflected within other (income) expense in the Company’s condensed consolidated statements of income.

The Company does not intend to hold these securities until final maturity because it intends to exercise its rights under the ARS Rights agreement which allows the Company to sell its ARS back to UBS beginning June 30, 2010. The ARS and ARS Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Fair Values of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, debt, ARS and ARS Rights. The types of instruments valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include the Company’s ARS and related ARS Rights. See Note 7 to the condensed consolidated financial statements for further details on investment and fair value measurements.

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

Long-Lived Assets — The carrying value of long-lived assets, primarily property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

The Company had no impairment of long-lived assets in the three months ended March 31, 2010 and March 31, 2009.

Revenue Recognition — The Company generates revenue from sales of its tandem interconnection services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched for which service is provided and when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony.

Earnings Per Share — Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares of common stock that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include stock options and non-vested shares. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
Numerator:
Net income applicable to common shareholders	$8,469	$9,044
Denominator:
Weighted average common shares outstanding	33,390	32,529
Effect of dilutive securities:
Stock options	462	1,004
Non-vested shares	—	—

Denominator for diluted earnings per share	33,852	33,533

Net earnings per share:
Basic — as reported	$0.25	$0.28

Diluted — as reported	$0.25	$0.27

Options to purchase 2,277,000 and 1,527,000 shares of common stock were outstanding during the three months ended March 31, 2010 and March 31, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

440,660 non-vested shares of common stock were issued and outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

The amount of share-based expense recorded in the three months ended March 31, 2010 and 2009, is $2.4 million and $0.9 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock Options and Non-vested Shares”

Stock Repurchase — On February 16, 2010, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. In the three months ended March 31, 2010, we repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

Recent Accounting Pronouncements — In January 2010, the FASB issued accounting standard update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instrument. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

3. RESTRICTED CASH

The Company uses cash collateralized letters of credit issued by Bank of America, NA to secure certain facility leases and other obligations. At March 31, 2010 there was $0.9 million of restricted cash used as collateral for $0.3 million in letters of credit outstanding.

4. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

         Peerless Network, LLC. On June 12, 2008, The Company commenced a patent infringement action against Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, the defendants filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that the Company’s patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services. Because the standards employed by the court differ at the preliminary injunction stage from the full trial on the merits, the ruling does not preclude the Company from proceeding to trial in this patent infringement action.

On April 27, 2010, the court issued an order, denying without prejudice, the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the United States Patent and Trademark Office’s (“USPTO”) inter partes reexamination of the validity of the patent at issue, which is discussed below. The full trial in this action is currently scheduled to begin in September 2010. The parties are currently completing discovery on the Company’s claims and the defendants’ remaining counterclaims.

In a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the patent at issue. On March 26, 2010, the USPTO granted Peerless Network’s reexamination request and issued an initial office action which rejected the patent’s 23 claims. The claims of the patent at issue as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Either party may reference the USPTO proceeding to support its position in matters before the court.

Under the USPTO’s rules, the Company was not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination. The Company’s response in the USPTO is presently due in late May 2010. After the USPTO reviews the Company’s submission, as well as any subsequent response made by Peerless Network, the USPTO may allow the claims to issue in their current form, require further amendments to the claim, or reject the claims. At that point, there may be further proceedings at the USPTO. According to statistics provided by the USPTO, the average time to completion of a reexamination proceeding is approximately 36 months. The USPTO has not yet ruled on Peerless Network’s request, although the USPTO typically accepts reexamination requests. If the USPTO grants Peerless Network’s request, the reexamination proceeding could result in the USPTO determining that some or all of the claims in the reexamined patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

5. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 40.8% for the three months ended March 31, 2010, compared to 36.8% for the same period last year. The increase in the tax rate was primarily due to the establishment of a $0.6 million valuation allowance against the Illinois EDGE credit deferred tax asset in the first quarter of 2010. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit, Illinois EDGE credit valuation allowance, and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006. The State of Illinois concluded an examination of Illinois state income tax returns the Company filed for the years 2006 and 2007 in the first quarter of 2010. The audit resulted in no significant changes. At March 31, 2010 and December 31, 2009, the Company did not have any income tax liability due to uncertain tax positions.

The Company’s state income tax credit carry forward, primarily the Illinois EDGE credit, can be carried forward five years and will begin to expire in 2010. The Company has recorded a partial valuation allowance of $0.6 million against the credit as the Company believes it is more likely then not that future taxable income will not be sufficient to realize the full benefit of the credit. The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

6. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2010, the Company had granted a total of 877,978 options that remained outstanding under the 2003 Plan.

At March 31, 2010, the Company had granted a total of 2,287,500 options and 440,660 non-vested shares under the 2007 Plan. Awards for 1,774,081 shares, representing approximately 5.4% of the Company’s outstanding common stock as of March 31, 2010, remained available for additional grants under the 2007 Plan.

The Company currently records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2009 and through the first quarter of fiscal 2010:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06
Fourth Quarter 2009	34,000	$23.17
First Quarter 2010	35,000	$17.67

Total	917,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the three months ended March 31, 2010 and March 31, 2009:

	March 31, 2010	March 31, 2009
Expected life	7.1 years	6.3 years
Risk-free interest rate range	3.0 – 3.1%	2.1%
Expected dividends	—	—
Volatility	52.6%	54.3%

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for the valuation of stock options, as permitted by Securities and Exchange Commission (SEC) under ASC 718-10, Compensation — Stock Compensation (formerly SEC Staff Accounting Bulletin 107 (SAB 107)), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s initial public offering. The Company used the simplified method in 2008 and the first quarter of 2009. During the second quarter of 2009, the Company determined that sufficient historical data exists regarding the actual term that employees hold their options and began to utilize its own expected term. The Company’s calculated term was used during the first quarter 2010 was approximately 7.1 years. The Company began calculating and utilizing its own volatility for estimating the fair value of options in 2009.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $10.06 and $10.06 for the three months ended March 31, 2010 and 2009, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2010 and 2009 was approximately $0.6 million and $0.2 million, respectively.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2010:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2010	3,139	$15.87
Granted	35	17.67
Exercised	(9)	1.67
Cancelled	—	—

Options outstanding — March 31, 2010	3,165	$15.93	$11,540	8.0

Vested or expected to vest-March 31, 2010	3,015	$15.65	$11,468	7.9

Exercisable-March 31, 2010	1,058	$8.83	$8,425	6.9

The unrecognized compensation cost associated with options outstanding at March 31, 2010 and December 31, 2009 was $17.6 million and $19.0 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.8 years and 3.0 years as of March 31, 2010 and December 31, 2009, respectively.

Non-vested Shares

         During 2009, the Company’s Board of Directors granted approximately 0.4 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. During the three months ended March 31, 2010, the Company’s Board of Directors granted approximately 0.1 million non-vested shares. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2010 is as follows:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2010	356	$25.65	$9,131
Granted	85	$15.13	$1,285

Non-vested at March 31, 2010	441	$23.62	$10,416

The unrecognized compensation cost associated with non-vested shares at March 31, 2010, is $9.0 million. The weighted average remaining term that the compensation will be recorded is 3.3 years.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS — trading securities	$13,775	$—	$(858)	$12,917
ARS rights	$—	$772	$—	$772

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS — trading securities	$17,125	$—	$(923)	$16,202
ARS rights	$—	$712	$—	$712

The following is a summary of the carrying values and balance sheet classification as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Cash in banks	$5,286	$3,978
Money market mutual funds	165,820	157,433
ARS — trading securities	12,917	16,202
ARS rights	772	712
Restricted cash	903	440

Total	$185,698	$178,765

Reported as:
Cash and cash equivalents	$171,106	$161,411
Other current assets	13,689	16,914
Non-current restricted cash	903	440

Total	$185,698	$178,765

At March 31, 2010 and December 31, 2009, the Company held approximately $13.8 million (par value) and $17.1 million (par value), respectively, of auction rate securities (ARS) investments in municipal notes. These investments are classified as trading securities. Accordingly, they were valued at fair value as of March 31, 2010 and December 31, 2009. The Company’s ARS had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $11.4 million of the securities at par value through issuer redemptions.

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

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company has elected to treat its ARS and related ARS Rights as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. In the first quarter of 2010, the Company recorded a gain of $0.1 million related to the ARS Rights and a gain of $0.1 million on the Company’s ARS portfolio related to the change in fair value during the three months ended March 31, 2010. In the first quarter of 2009, the Company recorded a loss of $0.2 million related to the ARS Rights and a gain of $0.4 million on the Company’s ARS portfolio related to the change in fair value during the three months ended March 31, 2009. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

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

The Company’s ARS and ARS Rights are valued based on unobservable inputs in which there is little or no market data. As a result of auction failures related to the auction rate securities during the year ended 2009 and the three months ended March 31, 2010, market inputs were not available as of March 31, 2010 and December 31, 2009. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of March 31, 2010 and December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

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

The Company does not have liabilities to measure at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2010
	Level I	Level II	Level III	Total
	( In thousands)
ARS — trading securities	$—	$—	$12,917	$12,917
ARS Rights	—	—	772	772

Total assets measured at fair value	$—	$—	$13,689	$13,689

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s condensed consolidated statement of income as other (income) expense. The unrealized gain associated with ARS-trading securities was approximately $0.1million for the three months ended March 31, 2010 and the unrealized gain was approximately $0.4 million for the three months ended March 31, 2009. The unrealized gain associated with the ARS Rights was approximately $0.1 million for the three months ended March 31, 2010 and the unrealized loss was approximately $0.2 million for the three months ended March 31, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended March 31, 2010 (in thousands):

	December 31, 2009	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		March 31, 2010
				Realized	Unrealized
ARS — trading securities	$16,202	$(3,350)	$—	$—	$65	$12,917
ARS rights	712	—	—	—	60	772

Total	$16,914	$(3,350)	$—	$—	$125	$13,689

8. SEGMENT AND GEOGRAPHIC INFORMATION

ASC 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to: the impact of current and future regulation affecting the telecommunications industry; the effects of competition, including direct connects; the ability to develop and provide new services; technological developments; natural or man-made disasters; the impact of current or future litigation; the ability to attract, develop and retain executives and other qualified employees; the ability to obtain and protect intellectual property rights; changes in general economic or market conditions; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 146 markets as of March 31, 2010.

Over the past year, we have faced increasing direct competition from other competitive carriers. We also face indirect competition from carriers that directly connect their switches. When there is a significant amount of traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are currently frequently direct connecting their networks, even for lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections.

For the three months ended March 31, 2010, we increased revenue to $44.8 million, an increase of 17.2% compared to the three months ended March 31, 2009. The increase in revenue was primarily due to an increase of minutes of use to 24.7 billion minutes processed in the three months ended March 31, 2010 from 19.7 billion minutes processed in the three months ended March 31, 2009, an increase of 25.7%. Our income from operations for the three months ended March 31, 2010 was $14.1 million compared to $13.9 million for the three month ended March 31, 2009. Net income for the three months ended March 31, 2010, was approximately $8.5 million compared to net income of $9.0 million for the three months ended March 31, 2009.

Revenue

We generate revenue from the sale of our managed tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Revenue (in thousands)	$44,829	$38,249
Minutes of Use Billed (in millions)	24,725	19,669
Average fee per billed minute	$0.0018	$0.0019

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

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 9 additional markets we added during the first three months of 2010 and the 37 additional markets added in 2009 as financially attractive, the rates we charge in those markets for local transit services are generally lower than the rates we charge in the markets we initially opened earlier.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 150 employees at March 31, 2010 from 138 employees at March 31, 2009.

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

Other (Income) Expense. Other (income) expense includes adjustments to the fair value of the ARS and adjustments to the fair value of the ARS Rights.

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

Critical Accounting Policies and Estimates

         The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 19, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2010.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Revenue	$44,829	$38,249
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	14,361	11,462
Operations	5,521	4,955
Sales and marketing	510	524
General and administrative	6,400	3,389
Depreciation and amortization	3,948	4,041
Gain on disposal of fixed assets	(45)	(25)

Total operating expense	30,695	24,346

Income from operations	14,134	13,903

Other (income) expense:
Interest expense, including debt discount of $0, and $22, respectively	4	133
Interest income	(54)	(291)
Other income	(125)	(242)

Total other income	(175)	(400)

Income before income taxes	14,309	14,303
Provision for income taxes	5,840	5,259

Net income	$8,469	$9,044

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Revenue increased to $44.8 million in the three months ended March 31, 2010 from $38.2 million in the three months ended March 31, 2009, an increase of 17.2%. The increase in revenue was primarily due to an increase of minutes of use to 24.7 billion minutes processed in the three months ended March 31, 2010 from 19.7 billion minutes processed in the three months ended March 31, 2009, an increase of 25.7%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 37 new markets since March 31, 2009.

Operating Expenses . Operating expenses for the three months ended March 31, 2010 of $30.7 million increased $6.4 million, or 26.1%, from $24.3 million for the three months ended March 31, 2009. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $14.4 million in the three months ended March 31, 2010, or 32.0% of revenue, from $11.5 million in the three months ended March 31, 2009, or 30.1% of revenue. Network and facilities expenses increased due to greater traffic volumes carried over our network and an increase in the number of markets in which we operate.

Operations Expenses. Operations expenses increased to $5.5 million in the three months ended March 31, 2010, or 12.3% of revenue, from $5.0 million in the three months ended March 31, 2009, or 13.1% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $0.5 million in the three months ended March 31, 2010, or 1.1% of revenue, compared to $0.5 million in the three months ended March 31, 2009, or 1.3% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at March 31, 2010.

General and Administrative Expense. General and administrative expense increased to $6.4 million in the three months ended March 31, 2010, or 14.3% of revenue, compared with $3.4 million in the three months ended March 31, 2009, or 8.9% of revenue. The increase in our general and administrative expense is primarily due to an increase of $1.7 million in payroll and benefits, and $1.3 million in professional fees.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.9 million in the three months ended March 31, 2010, or 8.8% of revenue, compared to $4.0 million in the three months ended March 31, 2009, or 10.5% of revenue. Accelerated depreciation of $0.8 million was recorded in the three months ended March 31, 2009, related to the conversion of new switch equipment in our Illinois, Minnesota and Indiana locations. Excluding the accelerated depreciation recorded in 2009, the increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $5.8 million for the three months ended March 31, 2010 increased by $0.5 million compared to $5.3 million for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 was 40.8% and 36.8%, respectively. The increase in the tax rate was primarily due to the establishment of a $0.6 million valuation allowance against a portion of our Illinois EDGE credit deferred tax asset in the first quarter of 2010.

Liquidity and Capital Resources

At December 31, 2009, we had $161.4 million in cash and cash equivalents, $16.2 million in auction rate securities and $0.4 million in restricted cash. In comparison, at March 31, 2010, we had $171.1 million in cash and cash equivalents, $12.9 million in auction rate securities and $0.9 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Three Months Ended
	March 31, 2010	March 31, 2009
Net cash flows from operating activities	$19,040	$16,880
Net cash flows from investing activities	378	(973)
Net cash flows from financing activities	(9,722)	2,315

Cash flows from operating activities

Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2010, compared to $16.9 million for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. The increase in operating cash flow reflects the increase in revenue during the three months ended March 31, 2010, resulting in an increase in cash collections of our accounts receivable balance, partially offset by an increase in income taxes paid for the three months ended March 31, 2010.

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

Cash flows from investing activities

Net cash provided by investing activities was $0.4 million for the first three months of 2010, compared to net cash used for investing activities of $1.0 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The increase in investing cash flow is the result of proceeds received from the partial redemption of ARS during the first quarter 2010, partially offset by the purchases of switch equipment and the increase in our restricted cash balance.

In the next twelve months, capital expenditures are expected to be in the range of approximately $18.0 to $22.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $9.7 million for the first three months of 2010, compared to net cash provided by financing activities of $2.3 million for the same period last year. The changes in cash flows from financing activities primarily relate to the exercise of stock options, stock repurchase and payments under our debt obligations. The decrease in financing activities is primarily the result of the stock repurchase during the first quarter 2010, partially offset by a decrease in principal repayments of long-term debt.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing.

Investments

We held approximately $13.8 million (par value) and $17.1 million (par value) of ARS at March 31, 2010 and December 31, 2009, respectively. These investments were valued at fair value as of March 31, 2010. As such, in the first quarter of 2010 we recorded a gain of $0.1 million for three months ended March 31, 2010, related to investments in auction rate securities. Our auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS Rights are required to be recognized as a free-standing asset, separate from our ARS. As such, we recorded a gain of approximately $0.1 million for the three months ended March 31, 2010, related to the ARS Rights.

We also invest our excess cash in money market mutual funds which are carried at market value. As of March 31, 2010, we had $165.8 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 7 to the condensed consolidated financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended March 31, 2010 and 2009.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents, short-term investments and restricted cash totaling $185.7 million at March 31, 2010. This amount was allocated primarily in money market mutual funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At March 31, 2009, we had $147.6 million in cash, cash equivalents, long-term investments and restricted cash. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements — “Investments and Fair Value Measurements.”

Based upon our overall interest rate exposure at March 31, 2010, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our Chief Executive Officer and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

There have been no changes during the three months ended March 31, 2010 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Peerless Network, LLC . On June 12, 2008, we commenced a patent infringement action against Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 ( Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402) . On July 28, 2008, the defendants filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. The defendants generally allege (i) that our patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. On March 30, 2010, the court issued an order denying our motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services. Because the standards employed by the court differ at the preliminary injunction stage from the full trial on the merits, the ruling does not preclude us from proceeding to trial in this patent infringement action.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the USPTO’s inter partes reexamination of the validity of the patent at issue, which is discussed below. The full trial in this action is currently scheduled to begin in September 2010. The parties are currently completing discovery on our claims and the defendants’ remaining counterclaims.

In a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the patent at issue. On March 26, 2010, the USPTO granted Peerless Network’s reexamination request and issued an initial office action which rejected the patent’s 23 claims. The claims of the patent at issue as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Either party may reference the USPTO proceeding to support its position in matters before the court.

Under the USPTO’s rules, we were not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination. Our response in the USPTO is presently due in late May 2010. After the USPTO reviews our submission, as well as any subsequent response made by Peerless Network, the USPTO may allow the claims to issue in their current form, require further amendments to the claim, or reject the claims. At that point, there may be further proceedings at the USPTO. According to statistics provided by the USPTO, the average time to completion of a reexamination proceeding is approximately 36 months. The USPTO has not yet ruled on Peerless Network’s request, although the USPTO typically accepts reexamination requests. If the USPTO grants Peerless Network’s request, the reexamination proceeding could result in the USPTO determining that some or all of the claims in the reexamined patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

Item 1A.	Risk Factors

Our 2009 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We face competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube and expect to compete with new entrants to the tandem services market.

We face competition from the traditional ILECs, certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and expect to compete with new entrants to the tandem services market. Please see “Item 1. Legal Proceedings” in Part II of this quarterly report on Form 10-Q for a further description of this matter. Competition has recently intensified, especially with Peerless Network, causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect competition to intensify in the future, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “Risk Factors — The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” under Item 1A in our 2009 Annual Report on Form 10-K. Certain of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors have charged rates that are below the rates we charge, at times substantially, and may continue to do so in the future. In addition, our competitors could bundle other services with their transit or access services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in switching technology have lowered the cost of entry into our business which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, LLC and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, LLC, Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). See “Item 1. Legal Proceedings” in Part II of this quarterly report on Form 10-Q for a further description of this matter. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our business and financial condition.

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2010 was as follows:

Period	Total Number of Shares Purchased (000)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (000)	Maximum Dollar Value that May Yet be Purchased under the Programs(1) ($000)
January 1, 2010 - January 31, 2010	—	$—	—	$—
February 1, 2010 - February 28, 2010	490	$15.59	—	$17,356
March 1, 2010 - March 31- 2010	115	$16.60	—	$15,444

Total	605	$15.78

(1)	In February 2009, our Board approved the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. We may repurchase shares through open market, negotiated or block transactions. Our stock repurchase activities are conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time. As of March 31, 2010, $15.4 million remained available for further purchases under this repurchase program.

Item 5. Other Information

On May 4, 2010, the Company entered into the Third Amendment to the Sprint Interconnection Agreement (the “Third Amendment”), by and between the Company, on the one hand, and Sprint PCS, Nextel, Nextel Partners, iPCS and Sprint Communications (together with various other affiliates and entities, “Sprint”), on the other hand, effective April 25, 2010. Pursuant to the Third Amendment, the parties have agreed to preferred terms in Sprint’s routing tables for intraMTA or intraLATA traffic that originates from Sprint and terminates to NPA-NXXs provided by the Company. The Third Amendment does not contain any requirement that Sprint use the Company’s services in any specified amount or at all and can be terminated by Sprint. See “There are no minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle” in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. A copy of the Third Amendment is attached hereto as Exhibit 10.1 and incorporated herein by reference.

On May 4, 2010, the Company’s Board of Directors approved the accelerated vesting of 6,364 shares of Dr. Doll’s non-vested shares, effective May 25, 2010, in recognition of Dr. Doll’s service on the Board. Dr. Doll’s remaining 8,347 shares of non-vested shares will be forfeited to the Company. Dr. Doll’s term on the Board will expire at the annual meeting of stockholders to be held on May 25, 2010. The expiration of Dr. Doll’s term on the Board is not a result of Dr. Doll’s refusal to stand for reelection or any disagreement which Dr. Doll has expressed to the Board.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and Neutral Tandem, Inc.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: May 7, 2010	By:	/S/ RIAN WREN
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)