Form 10-Q
period 2010-06-30
Neutral Tandem Inc
filed 2010-07-30
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of July 23, 2010, 33,045,376 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$186,813	$161,411
Receivables	21,972	24,836
Deferred income taxes-current	1,655	800
Other current assets	7,344	18,912

Total current assets	217,784	205,959
Property and equipment — net	47,676	49,679
Restricted cash	907	440
Other assets	486	512

Total assets	$266,853	$256,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889	$1,235
Accrued liabilities:
Taxes payable	546	429
Circuit cost	3,498	4,012
Rent	1,042	1,073
Payroll and related items	2,380	1,914
Other	2,745	2,704
Current installments of long-term debt	0	235

Total current liabilities	12,100	11,602
Deferred income taxes-noncurrent	1,556	4,157

Total liabilities	13,656	15,759
Commitments and contingencies	0	0
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock — par value of $.001; 150,000,000 authorized shares; 33,041,676 shares and 33,628,501 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	33	34
Additional paid-in capital	166,780	171,381
Retained earnings	86,384	69,416

Total shareholders’ equity	253,197	240,831

Total liabilities and shareholders’ equity	$266,853	$256,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$44,757	$41,235	$89,586	$79,484

Operating expense:
Network and facilities expense (excluding depreciation and amortization)	14,574	12,432	28,935	23,894
Operations	5,713	4,849	11,234	9,804
Sales and marketing	535	474	1,045	998
General and administrative	6,660	3,704	13,060	7,093
Depreciation and amortization	4,095	3,199	8,043	7,240
Gain on disposal of fixed assets	(22)	0	(67)	(25)

Total operating expense	31,555	24,658	62,250	49,004

Income from operations	13,202	16,577	27,336	30,480

Other (income) expense:
Interest expense, including debt discount of $0, $22, $0 and $44 respectively	0	94	4	227
Interest income	(72)	(257)	(126)	(548)
Other (income) expense	(86)	1	(211)	(241)

Total other income	(158)	(162)	(333)	(562)

Income before income taxes	13,360	16,739	27,669	31,042
Provision for income taxes	4,861	6,065	10,701	11,324

Net income	$8,499	$10,674	$16,968	$19,718

Net income per share:
Basic	$0.26	$0.32	$0.51	$0.60

Diluted	$0.25	$0.31	$0.50	$0.59

Weighted average number of shares outstanding:
Basic	33,039	33,018	33,213	32,774

Diluted	33,486	33,948	33,674	33,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$16,968	$19,718
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	8,043	7,240
Deferred income taxes	(3,456)	596
Gain on disposal of fixed assets	(67)	(25)
Non-cash share-based compensation	4,824	1,940
Amortization of debt discount	0	44
Changes in fair value of ARS	(923)	(726)
Changes in fair value of ARS rights	712	485
Excess tax benefit associated with stock option exercise	(101)	(8,157)
Changes in assets and liabilities:
Receivables	2,864	(6,367)
Other current assets	329	169
Other noncurrent assets	25	48
Accounts payable	(144)	969
Accrued liabilities	180	10,341

Net cash flows from operating activities	29,254	26,275

Cash Flows From Investing Activities:
Purchase of equipment	(5,246)	(4,365)
Proceeds from sale of equipment	72	27
Increase in restricted cash	(467)	0
Proceeds from the redemption of ARS	11,450	0

Net cash flows from investing activities	5,809	(4,338)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	29	3,877
Excess tax benefit associated with stock option exercise	101	8,157
Payments made for repurchase of common stock	(9,556)	0
Principal payments on long-term debt	(235)	(1,784)

Net cash flows from financing activities	(9,661)	10,250

Net Increase In Cash And Cash Equivalents	25,402	32,187
Cash And Cash Equivalents — Beginning	161,411	110,414

Cash And Cash Equivalents — End	$186,813	$142,601

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$242	$117

Cash paid for taxes	$12,308	$5,086

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$1,844	$2,177

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values approximate fair value. At June 30, 2010 the Company had $4.8 million of cash in banks and $182.0 million in two money market mutual funds. At December 31, 2009, the Company had $4.0 million of cash in banks and $157.4 million in two money market mutual funds.

Short-term Investments — The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At June 30, 2010, the Company’s short-term investments consisted of $5.7 million (par value) of auction rate securities (ARS) recorded within the other current asset category of the Company’s condensed consolidated balance sheet. See note 7 to the condensed consolidated financial statements for further details on the Company’s ARS and related ARS Rights.

The Company’s ARS Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. Upon entering into a settlement agreement with UBS in the fourth quarter of 2008, the Company elected to treat the ARS as trading securities and elected to measure the ARS Rights at fair value. As such, in the second quarter of 2010, the Company recorded a gain of $0.1 million due to the ARS and ARS Rights related to the change in fair value during the three months ended June 30, 2010. These amounts are reflected within other (income) expense in the Company’s condensed consolidated statements of income. On June 30, 2010, the Company exercised its right to redeem its remaining $5.7 million of ARS at par value. As a result, the Company received $5.7 million from UBS on July 1, 2010.

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

The Company applied a discounted cash flow model approach to value its financial assets and liabilities, which included its ARS and ARS Rights at June 30, 2010 and December 31, 2009. The discounted cash flow model approach took into consideration the anticipated coupon rate for the securities, a market-based discount rate, an illiquidity premium and an anticipated workout period, or likely timeframe to redemption or liquidation in the open market. The fair value disclosures required by ASC section 820-10-50, Fair Value Measurements and Disclosures: Disclosure (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157)), are included in Note 7, Investments and Fair Value Measurements.

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

The Company had no impairment of long-lived assets in the six months ended June 30, 2010 and June 30, 2009.

Revenue Recognition — The Company generates revenue from sales of its tandem interconnection services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic for which the Company provides service when collection is probable. The Company provides service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income applicable to common stockholders, as reported	$8,499	$10,674	$16,968	$19,718
Denominator:
Weighted average common shares outstanding	33,039	33,018	33,213	32,774
Effect of dilutive securities:
Stock options	447	930	455	908
Non-vested shares	—	—	6	—

Denominator for diluted earnings per share	33,486	33,948	33,674	33,682

Net earnings per share:
Basic - as reported	$0.26	$0.32	$0.51	$0.60

Diluted - as reported	$0.25	$0.31	$0.50	$0.59

Options to purchase 2,299,000, 36,000, 2,299,000 and 1,528,000 shares of common stock were outstanding during the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

432,313 and 347,313 non-vested shares of common stock were issued and outstanding during the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock Options and Non-Vested Shares.”

The amount of share-based expense recorded in the three months ended June 30, 2010 and 2009, is $2.4 million and $1.0 million, respectively. The amount of share-based expense recorded in the six months ended June 30, 2010 and 2009, is $4.8 million and $1.9 million, respectively.

Stock Repurchase — On February 16, 2010, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. In the six months ended June 30, 2010, we repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

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

3. RESTRICTED CASH

The Company uses cash collateralized letters of credit issued by Bank of America, NA to secure certain facility leases and other obligations. At June 30, 2010 there was $0.9 million of restricted cash used as collateral for $0.8 million in letters of credit outstanding.

4. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

On June 12, 2008, the Company commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (the ’708 Patent) (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, Peerless Network filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleges (i) that the ’708 Patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the ’708 Patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services. Because the standards employed by the court differ at the preliminary injunction stage from the full trial on the merits, the preliminary injunction ruling by itself does not preclude the Company from proceeding to summary judgment and trial in this patent infringement action.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (USPTO) of the validity of the ’708 Patent, which is discussed below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ’708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that we believe in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

As described below, on June 30, 2010, the USPTO issued a decision on the Company’s petition seeking to suspend the separate reexamination proceeding. Although the USPTO did not suspend the reexamination proceeding, the USPTO stated in its decision, among other things, that it is “appropriate to continue both [the reexamination and litigation] proceedings to obtain the results and benefits of each, as they accrue.” In light of this decision by the USPTO, on July 1, 2010, the Company filed a motion asking the court to reinstate the September 2010 trial date or, in the alternative, to schedule trial for the earliest available date after September 2010. The court has not yet heard the Company’s motion and is under no obligation to rule on it by any certain date.

Inter partes proceeding before the United States Patent and Trademark Office

In a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the ’708 Patent. On March 26, 2010, the USPTO granted Peerless Network’s inter partes reexamination request and issued an initial office action which rejected the ’708 Patent’s 23 claims. The claims of the ’708 Patent as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Under the USPTO’s rules, the Company was not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination.

On May 20, 2010, the USPTO granted the Company’s request to extend the time by which the Company must file its response to the March 26, 2010 office action from May 26, 2010 to July 26, 2010.

On April 12, 2010, the Company moved separately to suspend the inter partes reexamination proceeding in its entirety, pending resolution of the litigation between the Company and Peerless Network. On June 30, 2010, the USPTO denied the Company’s petition seeking to suspend the separate reexamination proceeding. Although the USPTO did not suspend the reexamination proceeding, the USPTO stated in its decision, among other things, that it is “appropriate to continue both [the reexamination and litigation] proceedings to obtain the results and benefits of each, as they accrue.”

On July 26, 2010, the Company responded to the USPTO’s March 26, 2010 office action. After reviewing the Company’s response, the USPTO may allow the claims of the ’708 Patent to issue in their current form, require further amendments to the claims, or reject the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of the claims of the ‘708 Patent.

According to statistics provided by the USPTO, the average time to completion of a reexamination proceeding (not including any appeals) is approximately 36 months. The reexamination proceeding could result in the USPTO determining that some or all of the claims in the ’708 Patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

5. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 36.4% for the three months ended June 30, 2010, compared to 36.2% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, Illinois EDGE credit tax benefit, Illinois EDGE credit valuation allowance, and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006. The IRS commenced an examination of the federal income tax return the Company filed for the year 2008 and is expected to complete the examination by the end of this year. The IRS had not proposed any material adjustments to the Company’s 2008 income tax return as of June 30, 2010. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, the Company will resolve some or all of the matters presently under consideration for 2008 with the IRS.

The State of Illinois concluded an examination of Illinois state income tax returns the Company filed for the years 2006 and 2007 in the first quarter of 2010. The audit resulted in no significant changes. At June 30, 2010 and December 31, 2009, the Company did not have any income tax liability due to uncertain tax positions.

The Company’s state income tax credit carry forward, primarily the Illinois EDGE credit, can be carried forward five years and will begin to expire in 2010. During the first quarter of 2010, the Company recorded a partial valuation allowance of $0.6 million against the credit as the Company believes it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the credit. During the three months ended June 30, 2010, the Company reduced the valuation allowance to $0.4 million as the Company believes it will now be able to realize more of the benefit of the credit. The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

6. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 options and restricted stock to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2010, the Company had granted a total of 867,978 options that remained outstanding under the 2003 Plan.

At June 30, 2010, the Company had granted a total of 2,299,000 options and 432,313 non-vested shares that remained outstanding under the 2007 Plan. Awards for 1,762,581 shares, representing approximately 5.3% of the Company’s outstanding common stock as of June 30, 2010, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2009 and through the second quarter of fiscal 2010:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06
Fourth Quarter 2009	34,000	$23.17
First Quarter 2010	35,000	$17.67
Second Quarter 2010	19,000	$14.94

Total	936,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2010 and June 30, 2009:

	June 30, 2010	June 30, 2009
Expected life	7.1 years	6.3-6.7 years
Risk-free interest rate range	2.5% – 3.3%	2.1% – 3.2%
Expected dividends	—	—
Volatility	52.6%	54.3% – 54.5%

Beginning in November 2007, the Company elected to use the simplified method to estimate the expected term for the valuation of stock options, as permitted by Securities and Exchange Commission (SEC) under ASC 718-10, Compensation — Stock Compensation (formerly SEC Staff Accounting Bulletin 107 (SAB 107)), due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s initial public offering. The Company used the simplified method in 2008 and the first quarter of 2009. During the second quarter of 2009, the Company determined that sufficient historical data exists regarding the actual term that employees hold their options and began to utilize its own expected term. The Company’s calculated term used during the second quarter 2010 was approximately 7.1 years. As of January 1, 2009, the Company calculated and utilized its own volatility for estimating the fair value of options.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $9.47 and $12.06 for the six months ended June 30, 2010 and 2009, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2010 and 2009 was approximately $2.4 million and $3.4 million, respectively.

The following summarizes activity under the Company’s stock option plan for the six months ended June 30, 2010:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2010	3,139	$15.87
Granted	54	16.71
Exercised	(19)	1.59
Cancelled	(8)	21.81

Options outstanding — June 30, 2010	3,166	$15.96	$7,274	7.7

Vested or expected to vest-June 30, 2010	3,042	$15.71	$7,253	7.7

Exercisable-June 30, 2010	1,339	$9.76	$6,232	6.8

The unrecognized compensation cost associated with options outstanding at June 30, 2010 and December 31, 2009 was $16.0 million and $19.0 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.6 years and 3.0 years as of June 30, 2010 and December 31, 2009, respectively.

Non-vested Shares

During 2009 and the six months ended June 30, 2010, the Company’s Board of Directors granted approximately 0.4 million and 0.1 million, respectively, of non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2010 is as follows:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2010	356	$25.65	$9,131
Granted	85	$15.13	$1,285
Cancelled	(8)	$23.62	$(197)

Non-vested at June 30, 2010	433	$23.62	$10,219

The unrecognized compensation cost associated with non-vested shares at June 30, 2010, is $8.2 million. The weighted average remaining term that the compensation will be recorded is 3.1 years.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS — trading securities	$17,125	$—	$(923)	$16,202
ARS rights	$—	$712	$—	$712

The following is a summary of the carrying values and balance sheet classification as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Cash in banks	$4,798	$3,978
Money market mutual funds	182,015	157,433
ARS — trading securities and rights	5,675	16,914
Restricted cash	907	440

Total	$193,395	$178,765

Reported as:
Cash and cash equivalents	$186,813	$161,411
Other current assets	5,675	16,914
Non-current restricted cash	907	440

Total	$193,395	$178,765

At June 30, 2010 and December 31, 2009, the Company held approximately $5.7 million (par value) and $17.1 million (par value), respectively, of auction rate securities (ARS) investments in municipal notes. These investments are classified as trading securities. Accordingly, they were valued at fair value as of June 30, 2010 and December 31, 2009. The Company’s ARS had an auction reset feature, the underlying assets of which are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been able to liquidate $19.5 million of the securities at par value through issuer redemptions.

        In the fourth quarter 2008, the Company entered into a settlement with UBS related to the ARS, pursuant to which the Company elected to participate in a rights offering that provided it with certain rights (ARS Rights) to sell $18.8 million (par value) of the ARS, back to UBS at par value, at any time during the two-year sale period beginning June 30, 2010. By electing to participate in the settlement and receiving the ARS Rights, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS. The ARS Rights have value in that they provide the Company with the ability to limit the length of the workout period to 18 months from the date of agreement, absent redemptions by the issuer or liquidation in the open market. The ARS Rights were valued by analyzing the value of the underlying ARS on a stand-alone basis compared to their value along with the ARS Rights. The additional value of the ARS with the ARS Rights over the calculated value of the ARS on a stand-alone basis represents the value of the ARS Rights.

On June 30, 2010, the Company exercised its right to redeem its remaining $5.7 million of ARS at par value. As a result, the Company received $5.7 million from UBS on July 1, 2010.

At June 30, 2010 and December 31, 2009, the ARS were valued using a discounted cash flow model that takes into consideration the following factors among others:

•	the anticipated coupon rate for the securities;

•	a market-based discount rate;

•	an illiquidity premium; and

•	an anticipated workout period, or the likely timeframe to redemption or liquidation in the open market.

At June 30, 2010, the fair value of the ARS and ARS Rights was $5.7 million, equal to par value of the ARS as the ARS Rights were exercised on June 30, 2010 for settlement on July 1, 2010.

In the second quarter of 2010, the Company recorded a gain of $0.1 million related to the ARS and ARS Rights due to the change in fair value during the three months ended June 30, 2010. In the second quarter of 2009, the Company recorded no gain related to the ARS and ARS Rights due to the change in fair value during the three months ended June 30, 2009. During the first six months of 2010, the Company recorded a gain of $0.2 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. During the first six months of 2009, the Company recorded a gain of $0.2 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Fair Value Measurement

ASC section 820-10-30, Fair Value Measurements and Disclosures: Initial Measurement (formerly SFAS No. 157), notes that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC section 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measured its ARS and ARS Rights at fair value.

At June 30, 2010 and December 31, 2009, the Company’s ARS and ARS Rights were valued based on unobservable inputs in which there was little or no market data. As a result of auction failures related to the ARS during 2009, market inputs were not available as of December 31, 2009. A discounted cash flow model was therefore used to determine the estimated fair value of the Company’s investment in ARS as of June 30, 2010 and December 31, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. These instruments are classified as Level III of the fair value hierarchy.

The Company’s ARS Rights were valued by determining the value of the underlying ARS on a stand-alone basis compared to their value along with the ARS Rights. The Company utilized the same factors that were used to value its investment in ARS.

The Company does not have liabilities to measure at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)
ARS — trading securities and rights	$—	$—	$5,675	$5,675

Total assets measured at fair value	$—	$—	$5,675	$5,675

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s condensed consolidated statement of income as other (income) expense. The unrealized gain associated with ARS-trading securities and ARS Rights was approximately $0.1 million for the three months ended June 30, 2010 and the unrealized gain was approximately $0.2 million for the six months ended June 30, 2010. The unrealized gain associated with ARS-trading securities and ARS Rights was approximately zero for the three months ended June 30, 2009 and the unrealized gain was approximately $0.2 million for the six months ended June 30, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended June 30, 2010 (in thousands):

	December 31, 2009	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 30, 2010
				Realized	Unrealized
ARS — trading securities and rights	$16,914	$(11,450)	$—	$—	$211	$5,675

Total	$16,914	$(11,450)	$—	$—	$211	$5,675

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 155 markets as of June 30, 2010.

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

For the three months ended June 30, 2010, we increased revenue to $44.8 million, an increase of 8.5% compared to the three months ended June 30, 2009. The increase in revenue was primarily due to an increase in minutes of use to 25.9 billion minutes processed in the three months ended June 30, 2010 from 21.3 billion minutes processed in the three months ended June 30, 2009, an increase of 21.5%. Our income from operations for the three months ended June 30, 2010 was $13.2 million compared to $16.6 million for the three month ended June 30, 2009. Net income for the three months ended June 30, 2010, was approximately $8.5 million compared to net income of $10.7 million for the three months ended June 30, 2009.

For the six months ended June 30, 2010, we increased revenue to $89.6 million, an increase of 12.7% compared to the six months ended June 30, 2009. The increase in revenue was primarily due to an increase in minutes of use to 50.7 billion minutes processed in the six months ended June 30, 2010 from 41.0 billion minutes processed in the six months ended June 30, 2009, an increase of 23.5%. Our income from operations for the six months ended June 30, 2010 was $27.3 million compared to $30.5 million for the six months ended June 30, 2009. Net income for the six months ended June 30, 2010 was approximately $17.0 million compared to net income of $19.7 million for the six months ended June 30, 2009.

Revenue

We generate revenue from the sale of our managed tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue (in thousands)	$44,757	$41,235	$89,586	$79,484
Minutes of Use Billed (in millions)	25,928	21,339	50,653	41,008
Average fee per billed minute	$0.0017	$0.0019	$0.0018	$0.0019

Minutes of use increase as we increase our number of customers, enter new markets, increase the penetration of existing markets, either with new customers or with existing customers and increase our service offerings. The minutes of use decrease due to direct connections between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiencing a decrease in the volume of traffic it carries.

The average fee per minute varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter or the services we provide, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. The current trend has been to enter into contracts with rates that are lower than our current average.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 152 employees at June 30, 2010 from 142 employees at June 30, 2009.

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

The largest component of our other costs relates to charges we pay to utilize the ILEC services. We incur some monthly charges from the ILECs as we augment our network capacity and provide alternative routes to complete our customers’ traffic. In some cases, we may not have sufficient capacity of network transport lines installed in our own network to handle the volume of traffic destined for a particular customer. In this case, we will incur these charges, generally temporarily, in order to maintain a high quality of service. We attempt to minimize these charges by managing our network, recognizing when additional capacity is required and working with our customers to augment the transport capacity required between our network and theirs.

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

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. We record accrued interest each month associated with a final payment for each loan equal to 9.6% of the original principal loan amount. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment. In accordance with the terms of the loan agreements, all principal and interest related to these loans was paid as of March 1, 2010. Interest income is earned primarily on our cash, cash equivalents and our investment in ARS.

Other (Income) Expense. Other (income) expense includes adjustments to the fair value of the ARS and adjustments to the fair value of the ARS Rights.

Income Taxes. Income tax provision includes U.S. federal, state, and local income taxes and is based on pre-tax income. The interim period provision for income taxes is based upon our estimated annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 19, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2010.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Revenue	$44,757	$41,235	$89,586	$79,484
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	14,574	12,432	28,935	23,894
Operations	5,713	4,849	11,234	9,804
Sales and marketing	535	474	1,045	998
General and administrative	6,660	3,704	13,060	7,093
Depreciation and amortization	4,095	3,199	8,043	7,240
Loss (gain) on disposal of fixed assets	(22)	—	(67)	(25)

Total operating expense	31,555	24,658	62,250	49,004

Income from operations	13,202	16,577	27,336	30,480

Other (income) expense:
Interest expense, including debt discount of $0, $22, $0 and $44, respectively	—	94	4	227
Interest income	(72)	(257)	(126)	(548)
Other (income) expense	(86)	1	(211)	(241)

Total other (income) expense	(158)	(162)	(333)	(562)

Income before income taxes	13,360	16,739	27,669	31,042
Provision for income taxes	4,861	6,065	10,701	11,324

Net income	$8,499	$10,674	$16,968	$19,718

Three Months Ended June 30, 2010 Compared to Three Months Ended June, 2009

Revenue. Revenue increased to $44.8 million in the three months ended June 30, 2010 from $41.2 million in the three months ended June 30, 2009, an increase of 8.5%. The increase in revenue was primarily due to an increase in minutes of use to 25.9 billion minutes processed in the three months ended June 30, 2010 from 21.3 billion minutes processed in the three months ended June 30, 2009, an increase of 21.5%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 37 new markets since June 30, 2009. Offsetting the increase in minutes was a decrease in the average fee billed per minute from $0.0019 for the three months ended June 30, 2009 to $0.0017 for the three months ended June 30, 2010.

Operating Expenses. Operating expenses for the three months ended June 30, 2010 of $31.6 million increased $6.9 million, or 28.0%, from $24.7 million for the three months ended June 30, 2009. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $14.6 million in the three months ended June 30, 2010, or 32.6% of revenue, from $12.4 million in the three months ended June 30, 2009, or 30.1% of revenue. Network and facilities expenses increased due to greater traffic volumes carried over our network and an increase in the number of markets in which we operate. These expenses increase at a slower rate than our minute of use billed. However, due to the decreased average fee billed per minute, the percentage to revenue for 2010 increased compared to 2009.

Operations Expenses. Operations expenses increased to $5.7 million in the three months ended June 30, 2010, or 12.8% of revenue, from $4.8 million in the three months ended June 30, 2009, or 11.8% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $0.5 million in the three months ended June 30, 2010, or 1.2% of revenue, compared to $0.5 million in the three months ended June 30, 2009, or 1.1% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at June 30, 2010.

General and Administrative Expense. General and administrative expense increased to $6.7 million in the three months ended June 30, 2010, or 14.9% of revenue, compared with $3.7 million in the three months ended June 30, 2009, or 9.0% of revenue. The increase in our general and administrative expense is primarily due to an increase of $1.4 million in non-cash compensation and $1.4 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $4.1million in the three months ended June 30, 2010, or 9.1% of revenue, compared to $3.2 million in the three months ended June 30, 2009, or 7.8% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $4.9 million for the three months ended June 30, 2010 decreased by $1.2 million compared to $6.1 million for the three months ended June 30, 2009. The decrease in the provision for income taxes is the result of lower taxable income for the three months ended June 30, 2010 compared to June 30, 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 was 36.4% and 36.2%, respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Revenue increased to $89.6 million in the six months ended June 30, 2010 from $79.5 million in the six months ended June 30, 2009, an increase of 12.7%. The increase in revenue was primarily due to an increase in minutes of use to 50.7 billion minutes processed in the six months ended June 30, 2010 from 41.0 billion minutes processed in the six months ended June 30, 2009, an increase of 23.5%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 37 new markets since June 30, 2009. Offsetting the increase in minutes was a decrease in the average fee billed per minute from $0.0019 for the six months ended June 30, 2009 to $0.0018 for the six months ended June 30, 2010.

Operating Expenses. Operating expenses for the six months ended June 30, 2010 of $62.3 million increased $13.2 million, or 27.0%, from $49.0 million for the six months ended June 30, 2009. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $28.9 million in the six months ended June 30, 2010, or 32.3% of revenue, from $23.9 million in the six months ended June 30, 2009, or 30.1% of revenue. Network and facilities expenses increased due to greater traffic volumes carried over our network and an increase in the number of markets in which we operate. These expenses increase at a slower rate than our minute of use billed. However, due to the decreased average fee billed per minute, the percentage to revenue for 2010 increased compared to 2009.

Operations Expenses. Operations expenses increased to $11.2 million in the six months ended June 30, 2010, or 12.5% of revenue, from $9.8 million in the six months ended June 30, 2009, or 12.3% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense remained the same at $1.0 million in the six months ended June 30, 2010, or 1.2% of revenue, compared to $1.0 million in the six months ended June 30, 2009, or 1.3% of revenue. We have successfully increased revenues while maintaining the same approximate size of the sales and marketing force at June 30, 2010.

General and Administrative Expense. General and administrative expense increased to $13.1 million in the six months ended June 30, 2010, or 14.6% of revenue, compared with $7.1 million in the six months ended June 30, 2009, or 8.9% of revenue. The increase in our general and administrative expense is primarily due to an increase of $2.9 million in non-cash compensation and $2.8 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $8.0 million in the six months ended June 30, 2010, or 9.0% of revenue, compared to $7.2 million in the six months ended June 30, 2009, or 9.1% of revenue. Accelerated depreciation of $0.8 million was recorded in the six months ended June 30, 2009, related to the conversion of new switch equipment in our Illinois, Minnesota and Indiana locations. The remaining increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $10.7 million for the six months ended June 30, 2010 decreased by $0.6 million compared to $11.3 million for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 and 2009 was 38.7% and 36.5%, respectively. The increase in the tax rate was primarily due to the $0.4 million valuation allowance against a portion of our Illinois EDGE credit deferred tax asset recorded during the six months ended June 30, 2010.

Liquidity and Capital Resources

At December 31, 2009, we had $161.4 million in cash and cash equivalents, $16.2 million in ARS and $0.4 million in restricted cash. In comparison, at June 30, 2010, we had $186.8 million in cash and cash equivalents, $5.7 million in ARS and $0.9 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Six Months Ended
	June 30, 2010	June 30, 2009
Net cash flows from operating activities	$29,254	$26,275
Net cash flows from investing activities	5,809	(4,338)
Net cash flows from financing activities	(9,661)	10,250

Cash flows from operating activities

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2010, compared to $26.3 million for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. The increase in operating cash flow reflects the increase in revenue during the six months ended June 30, 2010, resulting in an increase in cash collections of our accounts receivable balance, partially offset by an increase in income taxes paid for the six months ended June 30, 2010. Income taxes paid were lower in 2009 due to lower taxable income. Taxable income was lower in 2009 as a result of higher excess tax benefits associated with stock option exercises due to more exercises of options by employees, and bonus depreciation, which is not allowed in 2010.

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

Cash flows from investing activities

Net cash provided by investing activities was $5.8 million for the first six months of 2010, compared to net cash used for investing activities of $4.3 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The increase in investing cash flow is the result of proceeds received from the partial redemption of ARS during the first six months of 2010, partially offset by the purchases of switch equipment and the increase in our restricted cash balance.

In the next twelve months, capital expenditures are expected to be in the range of approximately $18.0 to $22.0 million, primarily for the expansion into new services, the expansion into new locations, and the upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $9.7 million for the first six months of 2010, compared to net cash provided by financing activities of $10.3 million for the same period last year. The changes in cash flows from financing activities primarily relate to the exercise of stock options, stock repurchase and payments under our debt obligations. The decrease in financing activities is primarily the result of the stock repurchase during the first six months of 2010, partially offset by a decrease in the exercise of stock options.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing.

Investments

We held approximately $5.7 million (par value) and $17.1 million (par value) of ARS at June 30, 2010 and December 31, 2009, respectively. These investments were valued at fair value as of June 30, 2010. Our ARS had an auction reset feature, the underlying assets of which are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). Our ARS Rights are required to be recognized as a free-standing asset, separate from our ARS. As such, we recorded a gain of $0.1 million for the three months ended June 30, 2010 and a gain of $0.2 million for the six months ended June 30, 2010 related to investments in ARS and ARS Rights. In comparison, we recorded no gain for the three months ended June 30, 2009 and a gain of $0.2 million for the six months ended June 30, 2009 related to investments in ARS and ARS Rights.

We also invest our excess cash in money market mutual funds, the carrying values of which approximate market value. As of June 30, 2010, we had $182.0 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 7 to the condensed consolidated financial statements – “Investments and Fair Value Measurements” included elsewhere herein.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the six month periods ended June 30, 2010 and 2009.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents, short-term investments and restricted cash totaling $193.4 million at June 30, 2010. This amount was allocated primarily in money market mutual funds and ARS. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At June 30, 2010, we had $182.0 million in cash and cash equivalents invested in two money market mutual funds and $5.7 million in ARS. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements — “Investments and Fair Value Measurements.”

Based upon our overall interest rate exposure at June 30, 2010, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

There have been no changes during the three months ended June 30, 2010 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (the ’708 Patent) (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, Peerless Network filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleges (i) that the ’708 Patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the ’708 Patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. On March 30, 2010, the court issued an order denying our motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services. Because the standards employed by the court differ at the preliminary injunction stage from the full trial on the merits, the preliminary injunction ruling by itself does not preclude us from proceeding to summary judgment and trial in this patent infringement action.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (USPTO) of the validity of the ’708 Patent, which is discussed below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ’708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that we believe in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

As described below, on June 30, 2010, the USPTO issued a decision on our petition seeking to suspend the separate reexamination proceeding. Although the USPTO did not suspend the reexamination proceeding, the USPTO stated in its decision, among other things, that it is “appropriate to continue both [the reexamination and litigation] proceedings to obtain the results and benefits of each, as they accrue.” In light of this decision by the USPTO, on July 1, 2010, we filed a motion asking the court to reinstate the September 2010 trial date or, in the alternative, to schedule trial for the earliest available date after September 2010. The court has not yet heard our motion and is under no obligation to rule on it by any certain date.

Inter partes proceeding before the United States Patent and Trademark Office

In a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the ’708 Patent. On March 26, 2010, the USPTO granted Peerless Network’s inter partes reexamination request and issued an initial office action which rejected the ’708 Patent’s 23 claims. The claims of the ’708 Patent as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Under the USPTO’s rules, we were not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination.

On May 20, 2010, the USPTO granted our request to extend the time by which we must file our response to the March 26, 2010 office action from May 26, 2010 to July 26, 2010.

On April 12, 2010, we moved separately to suspend the inter partes reexamination proceeding in its entirety, pending resolution of the litigation between us and Peerless Network. On June 30, 2010, the USPTO denied our petition seeking to suspend the separate reexamination proceeding. Although the USPTO did not suspend the reexamination proceeding, the USPTO stated in its decision, among other things, that it is “appropriate to continue both [the reexamination and litigation] proceedings to obtain the results and benefits of each, as they accrue.”

On July 26, 2010, we responded to the USPTO’s March 26, 2010 office action. After reviewing our response, the USPTO may allow the claims of the ’708 Patent to issue in their current form, require further amendments to the claims, or reject the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of the claims of the ’708 Patent.

According to statistics provided by the USPTO, the average time to completion of a reexamination proceeding (not including any appeals) is approximately 36 months. The reexamination proceeding could result in the USPTO determining that some or all of the claims in the ’708 Patent remain patentable over the prior art without requiring any amendment, that some or all of the claims must be amended to distinguish over the prior art, or that some or all of the claims are not patentable over the prior art.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). See “Item 1. Legal Proceedings” in Part II of this quarterly report on Form 10-Q for a further description of this matter. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our business and financial condition.

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

In February 2009, our Board approved the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program, under which we may have repurchased shares through open market, negotiated or block transactions. Our stock repurchase activities were conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2010, we did not repurchase any shares of our common stock pursuant to this stock repurchase program. As of June 30, 2010, no funds remained available for further purchases under this repurchase program. As a result, we have terminated, and will make no further share repurchases under, this stock repurchase program.

Item 5.	Other Information

Effective July 1, 2010, the Company increased the base salary of David Lopez, the Company’s Senior Vice President—Sales, to $200,000 per year.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: July 30, 2010	By:	/S/ RIAN WREN
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2010	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)