Form 10-Q
period 2010-09-30
Neutral Tandem Inc
filed 2010-11-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33778

NEUTRAL TANDEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1786871
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 West Adams Street

9th Floor

Chicago, Illinois 60661

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

As of November 2, 2010, 33,118,951 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$204,827	$161,411
Receivables	22,360	24,836
Deferred income taxes-current	1,710	800
Other current assets	6,354	18,912

Total current assets	235,251	205,959
Property and equipment — net	48,306	49,679
Restricted cash	907	440
Other assets	486	512

Total assets	$284,950	$256,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$1,235
Accrued liabilities:
Taxes payable	695	429
Circuit cost	6,174	4,012
Rent	1,181	1,073
Payroll and related items	2,891	1,914
Other	3,102	2,704
Current installments of long-term debt	0	235

Total current liabilities	16,833	11,602
Deferred income taxes-noncurrent	3,631	4,157

Total liabilities	20,464	15,759
Commitments and contingencies	0	0
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at September 30, 2010 and December 31, 2009	0	0
Common stock — par value of $.001; 150,000,000 authorized shares; 33,108,868 shares and 33,628,501 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	33	34
Additional paid-in capital	168,506	171,381
Retained earnings	95,947	69,416

Total shareholders’ equity	264,486	240,831

Total liabilities and shareholders’ equity	$284,950	$256,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$46,454	$44,692	$136,040	$124,176
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	16,109	13,093	45,044	36,987
Operations	5,921	4,991	17,155	14,795
Sales and marketing	568	467	1,613	1,465
General and administrative	6,369	5,375	19,429	12,468
Depreciation and amortization	4,180	3,506	12,223	10,746
Gain on disposal of fixed assets	(7)	(28)	(74)	(53)

Total operating expense	33,140	27,404	95,390	76,408

Income from operations	13,314	17,288	40,650	47,768

Other (income) expense:
Interest expense, including debt discount of $0, $8, $0 and $52 respectively	0	49	4	276
Interest income	(50)	(159)	(176)	(707)
Other income	(1,915)	(65)	(2,126)	(306)

Total other income	(1,965)	(175)	(2,298)	(737)

Income before income taxes	15,279	17,463	42,948	48,505
Provision for income taxes	5,716	6,377	16,417	17,701

Net income	$9,563	$11,086	$26,531	$30,804

Net income per share:
Basic	$0.29	$0.33	$0.80	$0.93

Diluted	$0.29	$0.32	$0.79	$0.91

Weighted average number of shares outstanding:
Basic	33,068	33,494	33,164	33,017

Diluted	33,506	34,181	33,616	33,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$26,531	$30,804
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	12,223	10,746
Deferred income taxes	(1,436)	(636)
Gain on disposal of fixed assets	(74)	(53)
Non-cash share-based compensation	7,185	3,404
Amortization of debt discount	0	52
Changes in fair value of ARS	(923)	(887)
Changes in fair value of ARS rights	712	581
Changes in fair value of currency contract	(1,915)	0
Excess tax deficiency (benefit) from share-based compensation	301	(9,013)
Changes in assets and liabilities:
Receivables	2,476	(5,244)
Other current assets	(2,441)	1,159
Other noncurrent assets	26	48
Accounts payable	228	757
Accrued liabilities	3,610	13,636

Net cash flows from operating activities	46,503	45,354

Cash Flows From Investing Activities:
Purchase of equipment	(9,530)	(9,859)
Proceeds from sale of equipment	81	55
Increase in restricted cash	(467)	0
Proceeds from the redemption of ARS	17,125	1,550

Net cash flows from investing activities	7,209	(8,254)

Cash Flows From Financing Activities:
Proceeds from the issuance of common shares associated with stock option exercise	49	4,254
Shares withheld for employee taxes paid	(253)	0
Excess tax benefit (deficiency) from share-based compensation	(301)	9,013
Payments made for repurchase of common stock	(9,556)	0
Principal payments on long-term debt	(235)	(2,550)

Net cash flows from financing activities	(10,296)	10,717

Net Increase In Cash And Cash Equivalents	43,416	47,817
Cash And Cash Equivalents — Beginning	161,411	110,414

Cash And Cash Equivalents — End	$204,827	$158,231

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$242	$624

Cash paid for taxes	$19,063	$7,656

Non-cash investing Activity — Accrued purchases of equipment	$2,373	$1,454

Non-cash financing Activity — Issuance of common stock in connection with share vesting	$930	$0

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values approximate fair value. At September 30, 2010, the Company had $11.1 million of cash in banks and $193.7 million in three money market mutual funds. At December 31, 2009, the Company had $4.0 million of cash in banks and $157.4 million in two money market mutual funds.

Short-term Investments — The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At September 30, 2010, the Company did not have short-term investments.

Fair Values of Financial Instruments — The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, debt, foreign currency forward contracts, auction rate securities (ARS) and auction rate securities rights (ARS Rights). The types of instruments valued based on inputs other than quoted prices in active markets that are observable either directly or indirectly, include the Company’s currency contracts. The types of instruments valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include the Company’s ARS and related ARS Rights.

The fair value disclosures required by ASC section 820-10-50, Fair Value Measurements and Disclosures: Disclosure (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157)), are included in Note 7, Investments and Fair Value Measurements.

The carrying amounts of our cash and equivalents, receivables, accounts payable and debt approximate fair value due to their short-term nature.

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

The Company had no impairment of long-lived assets in the nine months ended September 30, 2010 and September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income applicable to common stockholders, as reported	$9,563	$11,086	$26,531	$30,804
Denominator:
Weighted average common shares outstanding	33,068	33,494	33,164	33,017
Effect of dilutive securities:
Stock options	438	687	452	832
Non-vested shares	—	—	—	—

Denominator for diluted earnings per share	33,506	34,181	33,616	33,849

Net earnings per share:
Basic - as reported	$0.29	$0.33	$0.80	$0.93

Diluted - as reported	$0.29	$0.32	$0.79	$0.91

Options to purchase 2.3 million, 0.8 million, 2.3 million and 0.9 million shares of common stock were outstanding during the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The Company had 0.7 million and 0.3 million of non-vested shares of common stock issued at September 30, 2010 and September 30, 2009, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Stock Repurchase — On February 16, 2010, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. In the nine months ended September 30, 2010, we repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchase program concluded on May 17, 2010. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

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

3. RESTRICTED CASH

The Company uses cash collateralized letters of credit issued by Bank of America, NA to secure certain facility leases and other obligations. At September 30, 2010, there was $0.9 million of restricted cash used as collateral for $1.0 million in letters of credit outstanding.

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

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (the USPTO) of the validity of the ’708 Patent, which is discussed below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ’708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that the Company believes in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ respective motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

On September 2, 2010, the court issued an opinion and order granting Peerless Network’s motion for summary judgment. The court found that the ’708 Patent is invalid in light of a prior patent, U.S. Patent No. 6,137,800. In light of the summary judgment ruling, the court denied the Company’s request to reinstate the trial date as moot.

The court’s September 2, 2010 order also denied the Company’s motion for summary judgment. The Company sought summary judgment on our claim that Peerless Network infringed the ’708 Patent, as well as summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. At a hearing on September 22, 2010, the court allowed us to file a new motion for summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. The court also dismissed Counts IV-VII of Peerless Network’s counterclaims, which were claims against the Company based on allegations of monopolization, monopoly leveraging, violations of the Illinois Antitrust Act, and tortious interference with prospective business relations. Briefing on the Company’s new motion for summary judgment was completed on October 27, 2010. The court has scheduled a ruling date on the motion for December 9, 2010. The court also has scheduled an evidentiary hearing on January 31, 2011 for Peerless Network’s claim, if the Company’s motion for summary judgment is denied. Since the Company is unable to predict the outcome of Peerless Network’s claim that the ’708 Patent is unenforceable, the Company has not recorded a liability associated with this claim.

Until Peerless Network’s claim that the ’708 Patent is unenforceable has been adjudicated, the time within which the Company may appeal the court’s summary judgment rulings as of right has not commenced.

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

On May 20, 2010, the USPTO granted the Company’s request to extend the time by which it must file a response to the March 26, 2010 office action from May 26, 2010 to July 26, 2010.

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

5. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 37.4% for the three months ended September 30, 2010, compared to 36.5% for the same period last year. The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes, the Illinois EDGE credit tax benefit, the Illinois EDGE credit valuation allowance, and tax exempt municipal interest.

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2006. The IRS has commenced an examination of the federal income tax return the Company filed for the year 2008. As of September 30, 2010, the IRS had not proposed any material adjustments to the Company’s 2008 income tax return. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, the Company will resolve some or all of the matters presently under consideration for 2008 with the IRS.

The State of Illinois concluded an examination of Illinois state income tax returns the Company filed for the years 2006 and 2007 in the first quarter of 2010. The audit resulted in no significant changes. At September 30, 2010 and December 31, 2009, the Company did not have any income tax liability due to uncertain tax positions.

The Company’s state income tax credit carry forward, primarily the Illinois EDGE credit, can be carried forward five years and will begin to expire in 2010. In the first quarter of 2010, the Company recorded a partial valuation allowance of $0.6 million against the credit as the Company believed it was more likely than not that future taxable income will be insufficient to realize the full benefit of the credit. During the second quarter, the Company reduced the valuation allowance to $0.4 million as the Company believed it will now be able to realize more of the benefit of the credit. The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

6. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (the 2003 Plan), which provided for the issuance of up to 4,650,000 options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (the 2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2010, the Company had granted a total of 858,203 options that remained outstanding under the 2003 Plan.

At September 30, 2010, the Company had granted a total of 2,299,000 options and 678,469 non-vested shares that remained outstanding under the 2007 Plan. Awards for 1,764,331 shares, representing approximately 5.3% of the Company’s outstanding common stock as of September 30, 2010, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the year ended December 31, 2009 and through the third quarter of fiscal 2010:

Grant Date	Number of Stock Options Issued	Weighted Average Exercise Price of One Share of Common Stock
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06
Fourth Quarter 2009	34,000	$23.17
First Quarter 2010	35,000	$17.67
Second Quarter 2010	19,000	$14.94
Third Quarter 2010	—	$—

Total	936,000

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2010 and September 30, 2009:

	September 30, 2010	September 30, 2009
Expected life	7.1 years	6.3-6.7 years
Risk-free interest rate range	2.5% – 3.3%	2.1% – 3.2%
Expected dividends	—	—
Volatility	52.6%	54.3% – 55.6%

The Company’s calculated term used during 2010 was approximately 7.1 years. The Company has calculated and utilized its own volatility for estimating the fair value of options since the beginning of 2009.

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, was $9.47 and $14.45 for the nine months ended September 30, 2010 and 2009, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2010 and 2009 was approximately $7.2 million and $4.3 million, respectively.

The following summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2010:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2010	3,139	$15.87
Granted	54	16.71
Exercised	(28)	1.92
Cancelled	(10)	21.81

Options outstanding — September 30, 2010	3,155	$16.00	$7,789	7.5

Vested or expected to vest — September 30, 2010	3,053	$15.79	$7,777	7.5

Exercisable — September 30, 2010	1,690	$11.95	$7,210	6.9

The amount of share-based expense recorded in the three months ended September 30, 2010 and 2009, is $2.4 million and $1.5 million, respectively. The amount of share-based expense recorded in the nine months ended September 30, 2010 and 2009, is $7.2 million and $3.4 million, respectively.

The unrecognized compensation cost associated with options outstanding at September 30, 2010 and December 31, 2009 was $14.3 million and $19.0 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 3.0 years as of September 30, 2010 and December 31, 2009, respectively.

Non-vested Shares

During 2009 and the nine months ended September 30, 2010, the Company’s Board of Directors granted approximately 0.4 million and 0.4 million, respectively, of non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued under the 2007 Plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2010 is as follows:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)
Non-vested shares at January 1, 2010	356	$25.65	$9,131
Granted	410	$12.61	$5,170
Vested	(79)	$26.06	$(2,055)
Cancelled	(8)	$23.62	$(197)

Non-vested shares at September 30, 2010	679	$17.75	$12,052

The unrecognized compensation cost associated with non-vested shares was $11.3 million and $7.6 million at September 30, 2010 and September 30, 2009, respectively. The weighted average remaining term that the compensation will be recorded was 3.1 years and 4.0 years at September 30, 2010 and September 30, 2009, respectively.

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS — trading securities	$17,125	$—	$(923)	$16,202
ARS rights	$—	$712	$—	$712

At December 31, 2009, the Company held approximately $17.1 million (par value), of auction rate securities (ARS) investments in municipal notes. These investments were classified as trading securities. Accordingly, they were valued at fair value as of December 31, 2009. The Company’s ARS had an auction reset feature, the underlying assets of which are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. On June 30, 2010, the Company exercised its right to redeem its remaining $5.7 million of ARS at par value. As a result, the Company received $5.7 million from UBS on July 1, 2010.

During the first nine months of 2010, the Company recorded a gain of $0.2 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. During the first nine months of 2009, the Company recorded a gain of $0.3 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. In the third quarter 2010, the Company recorded no gain or loss related to the ARS and ARS rights due to changes in the estimated fair value of each investment. In the third quarter 2009, the Company recorded a gain of $0.1 million related to the ARS and ARS rights due to changes in the estimated fair value of each investment. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying condensed consolidated balance sheets as of December 31, 2009.

Fair Value Measurement

ASC section 820-10-30, Fair Value Measurements and Disclosures: Initial Measurement (formerly SFAS No. 157), notes that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC section 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measure its ARS and ARS Rights and foreign currency contracts at fair value.

On September 9, 2010, the Company entered into a share purchase agreement (the Purchase Agreement) with the owners (the Sellers) of Tinet S.p.A. (Tinet) to acquire all of the shares of Tinet’s capital stock. At September 30, 2010, the Company had two foreign currency exchange contracts to fix the U.S. dollar value of the Tinet acquisition to be purchased in euros and delivered to the Sellers on October 1, 2010. The forward contracts are not designated as hedging instruments. The Company recorded the carrying value of these derivatives to their estimated fair values within other current assets and other income. These instruments are classified as Level II of the fair value hierarchy.

At December 31, 2009, the Company’s ARS and ARS Rights were valued based on unobservable inputs in which there was little or no market data. As a result of auction failures related to the ARS during 2009, market inputs were not available as of December 31, 2009. A discounted cash flow model was therefore used to determine the estimated fair value of the Company’s investment in ARS as of December 31, 2009. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. These instruments are classified as Level III of the fair value hierarchy.

The discounted cash flow model that takes into consideration the following factors among others:

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

The Company does not have liabilities to measure at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Foreign currency forward exchange contracts	$—	$1,915	$—	$1,915

Total assets measured at fair value	$—	$1,915	$—	$1,915

	December 31, 2009
	Level I	Level II	Level III	Total
ARS — trading securities and rights	$—	$—	$16,914	$16,914

Total assets measured at fair value	$—	$—	$16,914	$16,914

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the period ended September 30, 2010 (in thousands):

	December 31, 2009	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		September 30, 2010
				Realized	Unrealized
ARS — trading securities and rights	$16,914	$(17,125)	$—	$—	$211	$—

Total	$16,914	$(17,125)	$—	$—	$211	$—

8. FINANCIAL INSTRUMENTS AND DERIVATIVES

On September 9, 2010, the Company entered into an agreement to buy Tinet, an Italian-based global carrier exclusively committed to the IP Transit and Ethernet wholesale market. To acquire Tinet, the Company agreed to pay approximately €80.0 million at closing on October 1, 2010. As such, the Company was exposed to currency exchange rate risk. To reduce this risk, the Company entered into two foreign currency contracts to purchase €80.0 million. The objective of these contracts was to reduce the volatility of cash flows associated with the Company’s purchase of Tinet. These forward contracts do not qualify for hedge accounting and therefore changes in fair value are recognized in earnings as other income.

The following table summarizes the Company’s fair value of outstanding derivatives that do not qualify for hedge accounting (in thousands):

	Condensed Consolidated Balance Sheet Presentation	September 30, 2010	December 31, 2009
Foreign currency forward exchange contracts:	Other current assets	$$1,915	$—

The impact on earnings from derivatives activity was as follows for the three and nine months ended September 30 (in thousands):

	Presentation of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
	on Derivatives	2010	2009	2010	2009
Foreign currency forward exchange contracts:	Other income	$1,915	$—	$1,915	$—

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide tandem interconnection services to competitive carriers, including wireless, wireline, cable and broadband telephony providers. Therefore, the Company has concluded that it has only one operating segment. Although the Company services different customer groups, it does not maintain separate product lines. As of September 30, 2010, all of the Company’s revenues were generated within the United States.

10. SUBSEQUENT EVENTS

On September 9, 2010, the Company entered into a share purchase agreement (the Purchase Agreement) with the owners (the Sellers) of Tinet, an Italian corporation, to acquire all of the shares of Tinet’s capital stock. Tinet is a global carrier exclusively committed to the IP and Ethernet wholesale market which provides global IP transit and Ethernet connectivity to carriers, service providers and content providers worldwide. With this acquisition, the Company evolved from being a primarily U.S. voice interconnection company into being a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video.

The acquisition expanded the Company’s IP-based network internationally, enabling global end-to-end delivery of wholesale Voice, IP Transit and Ethernet solutions.

On October 1, 2010, pursuant to the Purchase Agreement, the Company acquired all of the outstanding shares of Tinet’s capital stock for approximately €74.5 million (approximately $101.5 million), which reflected certain purchase price adjustments and includes the acquisition of cash and repayment of long-term debt described below. As part of the €74.5 million purchase price, the Company assumed approximately €5.2 million in cash and caused Tinet to pay off approximately €18.2 million in long-term debt. In addition, €5.5 million of cash consideration will be held in escrow for a period of two years following the closing. The Company financed the purchase price with approximately $99.8 million of cash from its balance sheet (based on an exchange rate of approximately €1 = $1.34, which is the average exchange rate that the Company received on various dates when it converted dollars to euros in connection with the acquisition).

The Company has not included all of the required disclosures under ASC 805, Business Combinations, due to the timing of the close of the Tinet acquisition and also because the Company has not yet completed the initial purchase accounting for the business combination, which will be finalized when the valuation is completed. A substantial portion of the fair value of the acquisition will be allocated to fixed assets, intangible assets and goodwill. During the three months and nine months ended September 30, 2010, $1.2 million and $1.6 million, respectively, of transaction costs were recognized in general and administrative expense. The Company anticipates recording another $2.0 million during the fourth quarter 2010 of transaction costs that will be recognized in general and administrative expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations relating to earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to them. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to: the impact of current and future regulation affecting the telecommunications industry; the effects of competition, including direct connects; the ability to develop and provide new services; technological developments; natural or man-made disasters; the impact of current or future litigation; the ability to attract, develop and retain executives and other qualified employees; the ability to obtain and protect intellectual property rights; changes in general economic or market conditions; the possibility that the expected efficiencies and cost savings from the Tinet acquisition will not be realized, or will not be realized within the expected time period; the risk that our business and the Tinet business will not be integrated successfully; disruption from the Tinet acquisition making it more difficult to maintain business and operational relationships; risks associated with our ability to successfully develop and market international voice services and Ethernet interconnection services, including but not limited to identifying, obtaining, operating and maintaining attractive network switch sites, equipment, software and business support systems, such as our Ethernet Exchange web portal, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary third party rights or permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market international voice and Ethernet interconnection services; foreign currency fluctuation; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2009 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution which reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 167 markets as of September 30, 2010.

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

On September 9, 2010, we entered into a share purchase agreement with the owners of Tinet, an Italian corporation, to acquire all of the shares of Tinet’s capital stock. Tinet is a global carrier exclusively committed to the IP and Ethernet wholesale market. With this acquisition, we evolved from being a primarily U.S. voice interconnection company into being a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. For a further discussion of this acquisition, please see footnote 10 to the condensed consolidated financial statements – “Subsequent Events.”

For the three months ended September 30, 2010, revenue increased to $46.5 million, an increase of 3.9% compared to the three months ended September 30, 2009. The increase in revenue was primarily due to an increase in minutes of use to 27.9 billion minutes processed in the three months ended September 30, 2010 from 23.0 billion minutes processed in the three months ended September 30, 2009, an increase of 21.7%. Offsetting the increase in minutes was a decrease in the average fee billed per minute of $0.0017 for the three months ended September 30, 2010 from $0.0019 for the three months ended September 30, 2009. Our income from operations for the three months ended September 30, 2010 was $13.3 million compared to $17.3 million for the three month ended September 30, 2009. Net income for the three months ended September 30, 2010, was approximately $9.6 million compared to net income of $11.1 million for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, revenue increased to $136.0 million, an increase of 9.6% compared to the nine months ended September 30, 2009. The increase in revenue was primarily due to an increase in minutes of use to 78.6 billion minutes processed in the nine months ended September 30, 2010 from 64.0 billion minutes processed in the nine months ended September 30, 2009, an increase of 22.9%. Offsetting the increase in minutes was a decrease in the average fee billed per minute of $0.0017 for the nine months ended September 30, 2010 from $0.0019 for the nine months ended September 30, 2009. Our income from operations for the nine months ended September 30, 2010 was $40.7 million compared to $47.8 million for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was approximately $26.5 million compared to net income of $30.8 million for the nine months ended September 30, 2009.

Revenue

We generate revenue from the sale of our managed tandem interconnection services. Revenue is recorded each month based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contract between us and our customers. The following table sets forth our revenue, minutes of use and the average rate we charged per minute for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue (in thousands)	$46,454	$44,692	$136,040	$124,176
Minutes of Use Billed (in millions)	27,930	22,953	78,583	63,961
Average fee per billed minute	$0.0017	$0.0019	$0.0017	$0.0019

Minutes of use increase as we increase our number of customers, enter new markets, increase the penetration of existing markets, either with new customers or with existing customers and increase our service offerings. Minutes of use may decrease due to direct connections between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiencing a decrease in the volume of traffic it carries.

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

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain on the disposal of fixed assets. Personnel-related costs are the most significant component as we grew to 152 employees at September 30, 2010 from 142 employees at September 30, 2009.

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments, fees for professional services and transaction costs associated with acquisitions. Professional services principally consist of outside legal, audit and other accounting costs.

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

         Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans associated with our security agreement with an affiliate of Western Technology Investment. Interest expense also includes an amount related to the amortization of the value of debt discount associated with warrants issued to an affiliate of Western Technology Investment. In accordance with the terms of the loan agreements, all principal and interest related to these loans was paid as of March 1, 2010. We recorded accrued interest each month associated with a final payment for each loan equal to 9.6% of the original principal loan amount while the loans were outstanding. Interest income is earned primarily on our cash, cash equivalents and, prior to their redemption on July 1, 2010, our investment in ARS.

Other (Income) Expense. Other (income) expense includes adjustments to the fair value of the ARS, ARS Rights and forward currency contracts.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 19, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2010.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Revenue	$46,454	$44,692	$136,040	$124,176
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	16,109	13,093	45,044	36,987
Operations	5,921	4,991	17,155	14,795
Sales and marketing	568	467	1,613	1,465
General and administrative	6,369	5,375	19,429	12,468
Depreciation and amortization	4,180	3,506	12,223	10,746
Loss (gain) on disposal of fixed assets	(7)	(28)	(74)	(53)

Total operating expense	33,140	27,404	95,390	76,408

Income from operations	13,314	17,288	40,650	47,768

Other (income) expense:
Interest expense, including debt discount of $0, $8, $0 and $52, respectively	—	49	4	276
Interest income	(50)	(159)	(176)	(707)
Other (income) expense	(1,915)	(65)	(2,126)	(306)

Total other (income) expense	(1,965)	(175)	(2,298)	(737)

Income before income taxes	15,279	17,463	42,948	48,505
Provision for income taxes	5,716	6,377	16,417	17,701

Net income	$9,563	$11,086	$26,531	$30,804

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Revenue increased to $46.5 million in the three months ended September 30, 2010 from $44.7 million in the three months ended September 30, 2009, an increase of 3.9%. The increase in revenue was primarily due to an increase in minutes of use to 27.9 billion minutes processed in the three months ended September 30, 2010 from 23.0 billion minutes processed in the three months ended September 30, 2009, an increase of 21.7%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 39 new markets since September 30, 2009. Offsetting the increase in minutes was a decrease in the average fee billed per minute from $0.0019 for the three months ended September 30, 2009 to $0.0017 for the three months ended September 30, 2010.

Operating Expenses. Operating expenses for the three months ended September 30, 2010 of $33.1 million increased $5.7 million, or 20.9%, from $24.7 million for the three months ended September 30, 2009. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $16.1 million in the three months ended September 30, 2010, or 34.7% of revenue, from $13.1 million in the three months ended September 30, 2009, or 29.3% of revenue. Network and facilities expenses increased due to greater traffic volumes carried over our network and an increase in the number of markets in which we operate. Due to the decreased average fee billed per minute, the percentage to revenue for 2010 increased compared to 2009.

Operations Expenses. Operations expenses increased to $5.9 million in the three months ended September 30, 2010, or 12.7% of revenue, from $5.0 million in the three months ended September 30, 2009, or 11.2% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $0.6 million in the three months ended September 30, 2010, or 1.2% of revenue, compared to $0.5 million in the three months ended September 30, 2009, or 1.0% of revenue.

General and Administrative Expense. General and administrative expense increased to $6.4 million in the three months ended September 30, 2010, or 13.7% of revenue, compared with $5.4 million in the three months ended September 30, 2009, or 12.0% of revenue. The increase in our general and administrative expense is primarily due to an increase of $0.9 million in non-cash compensation, and $1.2 million of transaction costs related to the Tinet acquisition. These expenses were offset by a $1.3 million decrease in professional fees for the three months ended September 30, 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $4.2 million in the three months ended September 30, 2010, or 9.0% of revenue, compared to $3.5 million in the three months ended September 30, 2009, or 7.8% of revenue. The increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $5.7 million for the three months ended September 30, 2010 decreased by $0.7 million compared to $6.4 million for the three months ended September 30, 2009. The decrease in the provision for income taxes is the result of lower taxable income for the three months ended September 30, 2010 compared to September 30, 2009. The effective tax rate for the three months ended September 30, 2010 and 2009 was 37.4% and 36.5%, respectively. The 2010 estimated effective tax rate is higher than the 2009 tax rate due primarily to lower Illinois EDGE credit tax benefit and lower tax exempt municipal interest recognized in 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Revenue increased to $136.0 million in the nine months ended September 30, 2010 from $124.2 million in the nine months ended September 30, 2009, an increase of 9.6%. The increase in revenue was primarily due to an increase in minutes of use to 78.6 billion minutes processed in the nine months ended September 30, 2010 from 64.0 billion minutes processed in the nine months ended September 30, 2009, an increase of 22.9%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 39 new markets since September 30, 2009. Offsetting the increase in minutes was a decrease in the average fee billed per minute from $0.0019 for the nine months ended September 30, 2009 to $0.0017 for the nine months ended September 30, 2010.

Operating Expenses. Operating expenses for the nine months ended September 30, 2010 of $95.4 million increased $19.0 million, or 24.8%, from $76.4 million for the nine months ended September 30, 2009. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $45.0 million in the nine months ended September 30, 2010, or 33.1% of revenue, from $37.0 million in the nine months ended September 30, 2009, or 29.8% of revenue. Network and facilities expenses increased due to greater traffic volumes carried over our network and an increase in the number of markets in which we operate. Due to the decreased average fee billed per minute, the percentage to revenue for 2010 increased compared to 2009.

Operations Expenses. Operations expenses increased to $17.2 million in the nine months ended September 30, 2010, or 12.6% of revenue, from $14.8 million in the nine months ended September 30, 2009, or 11.9% of revenue. The increase in our operations expenses resulted from an increase in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $1.6 million in the nine months ended September 30, 2010, or 1.2% of revenue, compared to $1.5 million in the nine months ended September 30, 2009, or 1.2% of revenue.

General and Administrative Expense. General and administrative expense increased to $19.4 million in the nine months ended September 30, 2010, or 14.3% of revenue, compared with $12.5 million in the nine months ended September 30, 2009, or 10.0% of revenue. The increase in our general and administrative expense is primarily due to an increase of $3.8 million in non-cash compensation, $0.4 million in salaries and wages and $2.7 million in professional fees, which include $1.6 million of transaction costs related to the acquisition of Tinet.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $12.2 million in the nine months ended September 30, 2010, or 9.0% of revenue, compared to $10.7 million in the nine months ended September 30, 2009, or 8.7% of revenue. Accelerated depreciation of $0.8 million was recorded in the nine months ended September 30, 2009, related to the conversion of new switch equipment in our Illinois, Minnesota and Indiana locations. The remaining increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $16.4 million for the nine months ended September 30, 2010 decreased by $1.3 million compared to $17.7 million for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 38.2% and 36.5%, respectively. The increase in the tax rate was primarily due to the $0.4 million valuation allowance against a portion of our Illinois EDGE credit deferred tax asset recorded during the nine months ended September 30, 2010.

Liquidity and Capital Resources

At December 31, 2009, we had $161.4 million in cash and cash equivalents, $16.2 million in ARS and $0.4 million in restricted cash. In comparison, at September 30, 2010, we had $204.8 million in cash and cash equivalents and $0.9 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net cash flows from operating activities	$46,503	$45,354
Net cash flows from investing activities	7,209	(8,254)
Net cash flows from financing activities	(10,296)	10,717

Cash Flows from Operating Activities

Net cash provided by operating activities was $46.5 million for the nine months ended September 30, 2010, compared to $45.4 million for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. The increase in operating cash flow reflects the increase in revenue during the nine months ended September 30, 2010, resulting in an increase in cash collections of our accounts receivable balance, partially offset by an increase in income taxes paid for the nine months ended September 30, 2010. Income taxes paid were lower in 2009 due to lower taxable income. Taxable income was lower in 2009 as a result of higher excess tax benefits associated with stock option exercises due to more exercises of options by employees.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.2 million for the first nine months of 2010, compared to net cash used for investing activities of $8.3 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The increase in investing cash flow is the result of proceeds received from the redemption of ARS during the first nine months of 2010, partially offset by the purchases of switch equipment and the increase in our restricted cash balance.

On October 1, 2010, the company acquired all of the outstanding shares of Tinet’s capital stock for cash consideration of approximately $99.8 million.

In the next twelve months, capital expenditures are expected to be in the range of approximately $18.0 to $22.0 million, primarily for the expansion into new services, the expansion into new locations, and the upgrades of current locations.

Cash Flows from Financing Activities

Net cash used for financing activities was $10.3 million for the first nine months of 2010, compared to net cash provided by financing activities of $10.7 million for the same period last year. The changes in cash flows from financing activities primarily relate to the exercise of stock options, stock repurchase and payments under our debt obligations. The decrease in financing activities is primarily the result of the stock repurchase during the first six months of 2010 in addition to a decrease in cash inflows from the exercise of stock options.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. On October 1, 2010, the company completed the acquisition of all of the outstanding shares of Tinet’s capital stock. For a further discussion of this acquisition, please see footnote 10 to the condensed consolidated financial statements – ‘‘Subsequent Events.”

Investments

We held approximately $17.1 million (par value) of ARS at December 31, 2009. The underlying assets of which are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). We also held ARS Rights which were required to be recognized as a free-standing asset, separate from our ARS. As such, we recorded a gain of $0.2 million for the nine months ended September 30, 2010 related to investments in ARS and ARS Rights. In comparison, we recorded a gain of $0.3 million for the nine months ended September 30, 2009 related to investments in ARS and ARS Rights. All ARS investments were redeemed on July 1, 2010.

We also invest our excess cash in money market mutual funds, the carrying values of which approximate market value. As of September 30, 2010, we had $204.8 million in cash and cash equivalents invested in three money market mutual funds.

For further discussion of these investments as well as two foreign currency exchange contracts related to our purchase of Tinet, please see footnote 7 to the condensed consolidated financial statements – “Investments and Fair Value Measurements.” On October 1, 2010, we completed the acquisition of Tinet. For a further discussion of this acquisition, please see footnote 10 to the condensed consolidated financial statements – “Subsequent Events.”

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine month periods ended September 30, 2010 and 2009.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Exposure

We had cash, cash equivalents, short-term investments and restricted cash totaling $205.7 million at September 30, 2010. This amount was allocated primarily in money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At September 30, 2010, we had $193.7 million in cash and cash equivalents invested in three money market mutual funds. For further discussion of these investments see footnote 7 to the condensed consolidated financial statements — “Investments and Fair Value Measurements.”

Based upon our overall interest rate exposure at September 30, 2010, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Currency Exchange Rate Exposure

On September 9, 2010, we entered into an agreement to buy Tinet, an Italian-based global carrier exclusively committed to the IP Transit and Ethernet wholesale market. To acquire Tinet, we agreed to pay approximately €80.0 million at closing on October 1, 2010. As such, we were exposed currency exchange rate risk. To reduce this risk, we entered into two foreign currency contracts to purchase €80.0 million. The objective of these contracts was to reduce the volatility of cash flows associated with our purchase of Tinet. These forward contracts do not qualify for hedge accounting and therefore changes in fair value are recognized in earnings as other income.

On September 23, 2010, we entered into a forward currency contract to purchase €74.0 million on October 1st at an exchange rate of $1.3379 for each €1.00. On September 30, 2010, we entered into a forward currency contract to purchase an additional €6.0 million on October 1, 2010 at an exchange rate of $1.3681 for each €1.00.

The following table summarizes our fair value of outstanding derivatives that do not qualify for hedge accounting (in thousands):

	Condensed Consolidated Balance Sheet Presentation	September 30, 2010	December 31, 2009
Foreign currency forward exchange contracts:	Other current assets	$$1,915	$—

The impact on earnings from derivatives activity was as follows for the three and nine months ended September 30 (in thousands):

	Presentation of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
	on Derivatives	2010	2009	2010	2009
Foreign currency forward exchange contracts	Other income	$1,915	$—	$1,915	$—

Based upon our overall currency exchange rate exposure at September 30, 2010, we do not believe that a hypothetical 10 percent change in currency exchange rates over a one year period would have a material impact on our earnings, fair values or cash flows from currency exchange rate sensitive instruments discussed above.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

There have been no changes during the three months ended September 30, 2010 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. Aside from the matter discussed below, we do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results, financial conditions or cash flows.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (the ’708 Patent) (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402 ). On July 28, 2008, Peerless Network filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleges (i) that the ’708 Patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the ’708 Patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. On March 30, 2010, the court issued an order denying our motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (the USPTO) of the validity of the ’708 Patent, which is discussed below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ’708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that we believe in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ respective motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

On September 2, 2010, the court issued an opinion and order granting Peerless Network’s motion for summary judgment. The court found that the ’708 Patent is invalid in light of a prior patent, U.S. Patent No. 6,137,800. In light of the summary judgment ruling, the court denied our request to reinstate the trial date as moot.

The court’s September 2, 2010 order also denied our motion for summary judgment. We sought summary judgment on our claim that Peerless Network infringed the ’708 Patent, as well as summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. At a hearing on September 22, 2010, the court allowed us to file a new motion for summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. The court also dismissed Counts IV-VII of Peerless Network’s counterclaims, which were claims against us based on allegations of monopolization, monopoly leveraging, violations of the Illinois Antitrust Act, and tortious interference with prospective business relations. Briefing on our new motion for summary judgment was completed on October 27, 2010. The court has scheduled a ruling date on the motion for December 9, 2010. The court also has scheduled an evidentiary hearing on January 31, 2011 for Peerless Network’s claim, if our motion for summary judgment is denied.

Until Peerless Network’s claim that the ’708 Patent is unenforceable has been adjudicated, the time within which we may appeal the court’s summary judgment rulings as of right has not commenced.

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

Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market. In addition, our IP transit and Ethernet interconnection service businesses face competition from many companies, including Verizon, AT&T, Global Crossing and Cogent in North America and TeliaSonera, Global Crossing and Cogent in non-US regions.

Our tandem services business faces competition from the traditional ILECs, certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market. Please see “Item 1. Legal Proceedings” in Part II of this quarterly report on Form 10-Q for a further description of certain litigation in which we are engaged with Peerless Network. Competition has recently intensified, especially with Peerless Network, causing us to lose some traffic as well as reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect competition in the tandem services market to intensify in the future, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “Risk Factors — The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” under Item 1A in our 2009 Annual Report on Form 10-K.

Our IP transit and Ethernet interconnection service businesses face competition from many companies, including Verizon, AT&T, Global Crossing and Cogent in North America and TeliSonera, Global Crossing and Cogent in non-US regions.

Certain of our current and potential competitors have significantly more employees and greater financial, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors have charged rates that are below the rates we charge, at times substantially, and may continue to do so in the future. In addition, our competitors could bundle other services with their IP transit, Ethernet or tandem services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in technology have lowered the cost of entry into our business, which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

If we do not efficiently and effectively integrate our recent acquisition of Tinet S.p.A. and any future business acquisitions, we may not fully realize the anticipated benefits from such acquisitions.

Achieving the anticipated benefits of our recent acquisition of Tinet S.p.A. (“Tinet”) and any future acquisitions will depend in part upon whether we can integrate their businesses with our existing business in an efficient and effective manner. For a further discussion of this acquisition, refer to footnote 10 to the condensed consolidated financial statements – “Subsequent Events.” In the future, we may acquire additional businesses. The integration of Tinet and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the significant increase in size after the acquisition;

•

the disruption of ongoing business and the diversion of management’s attention from managing daily operations to managing integration activities, which may require coordinating geographically dispersed organizations, integrating and retaining personnel with disparate business backgrounds, and combining different corporate cultures;

•	failure to fully achieve expected synergies and costs savings;

•

unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies;

•	loss of customers or the failure of customers to order incremental services that we expect them to order;

•	failure to provision services that are ordered by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified, experienced employees.

Successful integration of Tinet and any future acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial benefits and growth we anticipate from the acquisitions.

In addition, acquisitions of businesses or other material operations may reduce our liquidity and capital resources and may require additional debt or equity financing, resulting in reduced financial resources, additional leverage or dilution of ownership. We may also need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities, neutrality-related risks or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

We cannot be certain that we will realize our anticipated benefits from our acquisition of Tinet or any future acquired businesses, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to integrate the acquired businesses and operations efficiently and effectively or fail to realize the benefits we anticipate, we would be likely to experience material adverse effects on our business, prospects, financial condition and operating results.

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

•

AT&T and Sprint are engaged in a series of arbitrations at state public utility commissions under the Telecommunications Act. In those proceedings, Sprint has taken the position that AT&T should be required to provide transit service at cost-based rates. AT&T and Sprint are arbitrating this issue before state commissions in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Wisconsin. Decisions are not expected in any of these proceedings until 2011.

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

International regulatory developments could negatively impact our business.

Our international communications services are subject to significant international regulation. These regulations affect our international business and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities), completing interconnection agreements with other carriers, or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our international business. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on our international business.

Our business requires the continued development of effective business support systems to implement customer orders and to provide and bill for services.

Our business depends on our ability to continue to develop effective business support systems. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisition of Tinet. This is a complicated undertaking requiring significant resources and expertise and support from third-party vendors. Business support systems are needed for:

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering these services; and

•	billing for these services.

Because our business plans provide for continued growth in the number of customers that we serve and the volume of services offered as well as the integration of Tinet’s and, potentially, other acquired companies’ business support systems, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed milestone dates. The failure to continue to develop effective unified business support systems or complete the data migration regarding network and circuit inventory into these systems could materially adversely affect our ability to implement our business plans, realize anticipated benefits from our acquisition of Tinet and meet our financial goals and objectives.

Failures or interruptions of our tandem network and other network facilities or the loss of, or damage to, a tandem network switch site or other network facilities could materially harm our revenues and impair our ability to conduct our operations.

We provide telecommunications services that are critical to the operations of our customers. Notably, our tandem service is essential to the orderly operation of our customers’ telecommunications system because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations, and our IP transit and Ethernet interconnection services are critical to the ability of our customers to transmit data, which may be critical to their operation. Our tandem network architecture is integral to our ability to process a high volume of calls in a timely and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, natural disasters and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	provisioning, installing and delivering these services; and

•	errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our network to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process calls in the event of a loss of, or damage to, a tandem network switch site or other network facilities. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our services. Any such loss or damage could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the failures caused by such loss or damage.

Our international operations and investments expose us to risks that could materially adversely affect the business.

We have operations and investments outside of the United States that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the U.S.;

•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;

•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•

difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	political or social instability and terrorism;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and

•	changes in U.S. laws and regulations relating to foreign trade and investment.

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

Failure to develop and introduce new services could affect our ability to compete in the industry.

We routinely develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually-acceptable terms with vendors and on vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

Our ability to sell our services depends in part on the quality of our support and service offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and operating results.

Once our services are deployed, our customers depend on our support organization to resolve any issues. A high level of support is critical for the successful marketing and sale of our services. If we do not effectively assist carriers in deploying our services, succeed in helping carriers quickly resolve post-deployment issues and provide effective ongoing support, it will adversely affect our ability to sell our services. In addition, as we complete acquisitions, enter new geographic territories and expand our service offerings, it will become more difficult for us to provide these support services. As a result, our failure to maintain high quality support and services would have a material adverse effect on our business, prospects, financial condition and operating results.

Security breaches also adversely affect our business and our customers’ confidential information or personal data, which could result in us being subject to legal liability and our reputation could be harmed.

Our switching network and other network facilities may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our switch sites, network facilities or our databases, a security or privacy breach could result in an interruption of service or reduced quality of service, which could cause harm to our business and reputation and could result in a loss of customers. Any breach of security relating to our customers’ confidential information or personal data could result in legal liability to us and a reduction in use of our services or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from our customers that is stored in our files and on our systems. Similarly, we receive sensitive information that has historically been maintained as a matter of confidence with our customers.

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

The failure of the third-party software and equipment we use in providing our tandem switching and IP transit and Ethernet interconnection services could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment and license technologies developed by third parties in providing our tandem switching and IP transit and Ethernet interconnection services. Our third-party vendors include, among others, Cisco, Juniper and Sonus Networks for our switches, Cisco and Oracle for our database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services and various competitive access providers, for our transport and Signaling System 7 services. As a result, our ability to provide services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third-party claims for intellectual property infringement. Notably, although we have only recently begun to use Sonus to supply switches and, therefore, our relationship and operating history with Sonus is limited, we have extensively deployed Sonus switches throughout our tandem network. If any third-party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

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

Item 5.	Other Information

On November 9, 2010, Rian J. Wren, our Chief Executive Officer, relinquished the title of President of the Company in connection with the appointment of Surendra Saboo as President of the Company on September 30, 2010. Mr. Wren will continue to serve as our Chief Executive Officer.

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Employment Agreement dated October 1, 2010, by and between Robert M. Junkroski and Neutral Tandem, Inc.

Exhibit 10.2	Employment Agreement dated October 1, 2010, by and between David Lopez and Neutral Tandem, Inc.

Exhibit 10.3	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and Neutral Tandem, Inc.

Exhibit 10.4	Employment Agreement dated October 1, 2010, by and between Surendra Saboo and Neutral Tandem, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: November 9, 2010	By:	/S/ RIAN WREN
Rian Wren, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)