Form 10-K
period 2010-12-31
Neutral Tandem Inc
filed 2011-03-16
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33778

NEUTRAL TANDEM, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1786871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 West Adams Street Suite 900 Chicago, Illinois	60661
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 384-8000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☐            Accelerated filer    ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $358,724,655 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2011, the registrant had 33,220,694 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010 are incorporated by reference in Part III of this Form 10-K.

NEUTRAL TANDEM, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, data and video. Our solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, like content providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

For the year ended December 31, 2010, we increased revenue to $199.8 million, an increase of 18.3% compared to $168.9 million for the year ended December 31, 2009. Our income from operations for the year ended December 31, 2010 was $54.1 million compared to $64.0 for the year ended December 31, 2009. Net income for the year ended December 31, 2010 was approximately $32.6 million compared to net income of $41.3 million for the year ended December 31, 2009.

Voice Services

We provide voice interconnection services primarily to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use our tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Competitive carriers are carriers that are not Incumbent Local Exchange Carriers, or ILECs, such as AT&T, Verizon and Qwest.

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting to the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth, and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.52 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 840 million, or 55% of the total 1.52 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 179 markets as of December 31, 2010. During the fourth quarter of 2010, our network carried 29.9 billion minutes of traffic. As of December 31, 2010, our network was capable of connecting calls to an estimated 526 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet S.p.A. (Tinet), an Italian corporation that operates a global IP backbone network. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

The following diagrams illustrate interconnecting in a local market via the ILEC tandem networks and an example of interconnecting via our managed tandem network.

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, competition has intensified causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market…” in Item 1A below.

The second alternative for exchanging traffic, prior to our commencement of operations, was by directly connecting competitive carrier switches to each other. Implementing direct switch-to-switch network connections between all competitive switches in a market can be challenging. For example, in order to completely bypass the ILEC tandem network, a market with 100 competitive switches would require 9,900 direct one-way switch-to-switch connections. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally makes them economical only for higher traffic switch combinations. However, where sufficient traffic between switches does exist, carriers often do establish direct connections. We believe that our customers are currently frequently establishing direct connections between their networks, even for what might be considered by historical standards to be lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. For a further discussion see “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in item 1A below. When our customers implement a direct connection, it reduces the traffic we carry and the revenue we earn.

Our solutions potentially help minimize these network failures and interconnection problems by offering physically diverse tandem switching facilities and transmission paths that increase network reliability. We also simplify the ordering, provisioning and capacity management requirements of our customers, and seek to leverage our extensive interconnection network to capitalize on the growth of intercarrier traffic.

Data and International Services

As part of our long-term growth strategy, on October 1, 2010, we acquired Tinet, an Italian corporation. Tinet was founded in Cagliari, Italy in 2002. Tinet provides IP Transit and Ethernet services primarily to carriers, service providers and content providers worldwide.

With this acquisition, we evolved from a primarily U.S. voice interconnection company into a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. The acquisition expanded our IP-based network internationally, enabling global end-to-end delivery of wholesale voice, IP Transit and Ethernet solutions.

We have IP Transit and Ethernet service agreements with over 650 customers in over 70 countries. In 2010, we carried over 1 Terebit of customer IP traffic. We have over 100 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment, easier customer support and spare management flexibility.

We believe overall internet traffic has grown exponentially over the previous years due to factors that include:

•	Increased broadband penetration in many countries in Asia and Eastern Europe;

•	Increase in user generated content (UGC) shared via multiple platforms such as YouTube, Facebook, etc.;

•	Multimedia mobile devices capable of taking pictures and videos;

•	Video streaming and internet-based video communications; and

•	The use of file sharing portals.

We believe that a similar trend will continue over the next several years due to the above factors plus:

•	Further growth in broadband subscribers in Asia and Latin America;

•	Growth in mobile phone use in Latin America and Africa adding to a global increase in mobile data; and

•

Expected increase in the use of multiple forms of video communication, such as video conferencing, internet movies, live TV, etc., due in large part to the emergence of high-definition video capability.

We believe that Ethernet services will be one of the fastest growing strategic data products for service providers throughout the world. Enterprise customer demand for business Ethernet services is expected to be the primary driver for service providers’ rapid transition to providing Ethernet transport. Many major service providers are beginning to provide carrier-grade Ethernet network services, offering private line, virtual private line and multi-point virtual LAN products. Additionally, wireless carriers are expected to have significant needs for Ethernet transport, as they upgrade their backhaul networks to handle the increase in bandwidth demand in order to carry mobile data services. The adoption of mobile smartphones and similar devices using data applications, such as video, is expected to contribute to this increased global demand.

Our Services

Voice Services

Our voice services in the United States allow competitive carriers to exchange local and long distance traffic between their networks without using an ILEC tandem or establishing direct connections. Each competitive carrier that connects to our network generally gains access to all other competitive carriers’ switches connected to our network. Once connected to our network, carriers can route their traffic to other destinations (telephone numbers) that are addressable by our network. We charge on a per-minute basis for traffic switched by our network.

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

Our managed service offering includes technologically advanced IP switching platforms manufactured by Sonus Networks, Inc. linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional Time Division Multiplexing, or TDM, traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality. We also support both conventional Signaling System #7 and Session Initiation Protocol call routing. Session Initiation Protocol is an application-layer control (signaling) protocol for creating, modifying and terminating realtime IP communications sessions with one or more participants. These sessions include internet telephone calls, multimedia distribution and multimedia conferences. Signaling System #7 is a set of telephony signaling protocols which is used to set up the majority of the world’s Public Switched Telephone Network calls.

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

Our network, as of December 31, 2010, connects 2,050 unique competitive carrier switches (a 14% increase over December 31, 2009), creating up to 4.2 million unique switch-to-switch routes serving an estimated 526 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2010, our network carried approximately 8.9 billion minutes of traffic per month.

We recently began to operate end-office switches in order to carry traffic from non-carriers to other carriers. Also, in 2010, we began to carry voice traffic from international carriers seeking to terminate traffic in the United States to the carriers with which we are directly connected. In addition, in the future, we may seek to carry outbound voice traffic from the United States to non-United States jurisdictions and between non-United States jurisdictions.

IP Transit Service

We operate a Tier 1 internet network. We received the Tier 1 designation from the Renesys Corporation in May 2010 . As a Tier 1 provider, we largely connect to every other Tier 1 internet provider without the need to purchase IP Transit services from a third party. Our IP transit network is ranked as one of the top 10 IPv4 backbones worldwide and one of the best connected IPv6 network. Using our Tier 1 network, we provide IP Transit service primarily to carriers, service providers and content providers worldwide.

Our IP Transit service allows internet traffic to cross or “transit” between our customer to the larger internet. IP Transit traffic is carried on either an “upsteam” or “downstream” basis, as follows:

•	From other internet networks to us, and then inbound to reach our customer.

•	From our customer to us, and then outbound to reach other internet networks.

Our IP Transit service is typically priced on a per megabit basis, and customers are often required to commit to a minimum term of service as well.

We offer our services through different interfaces with bandwidth up to 10 gigabytes per second.

Ethernet Services

We provide our Ethernet service on a wholesale basis so that our customers can fulfill their global Ethernet requirements and deliver international connectivity services to their corporate or other customers. We provide this service between different POPs, which are physical locations where we interconnect our network with our customer’s network. We also offer this service in some locations on an end-to-end basis, where we provide service all the way to the end-user building. Providing service to the end-user building is also referred to as “last-mile” connectivity.

We are able to provide an end-to-end service in certain locations by using our global network footprint and through a number of Ethernet Network to Network Interconnection (NNI) agreements that we have entered into with numerous providers worldwide. These third-party service providers have last-mile connectivity to the end-user building. We purchase this last-mile connectivity from the party with whom we have an NNI interconnection and then combine that with our POP-to-POP service to provide an end-to-end solution. We believe that one of our strengths is developing NNI agreements with metro-Ethernet providers. Ethernet service includes both point-to-point and multipoint connectivity configurations. Our service supports Virtual Private LAN Service (VPLS) technology for multipoint connectivity. Our Ethernet service is well suited for those regional service providers that compete for VPLS service, as such providers face significant challenges related to the speed and cost at which they can procure last-mile connectivity for their customers.

Our Network

A telecommunications network is generally comprised of various types of equipment that routes telecommunications traffic, such as routers and switches, and various transport equipment that carry the telecommunications traffic, such as DWDM, fiber optic terminals and cables or “circuits.” We typically own the equipment in our network and locate it in POPs specially designed for this purpose, such as telecom “hotels” or collocation facilities. We generally obtain the circuits we use for our network backbone from third parties under a contract where we pay a monthly recurring charge for the circuit. Alternatively, we may pay a third party a larger non-recurring up-front fee to acquire the right to use the circuit on a long term basis under what is called an indefeasible right of use, or IRU. The monthly recurring charges to use circuits charged by third party providers has decreased significantly over the past several years. Accordingly, in order to try and take advantage of this price trend, we have generally entered into contracts that have monthly recurring charges for the use of the circuits instead of acquiring IRUs. We still do, however, obtain IRUs when we believe a longer term arrangement is economically justified.

We operate a Multiprotocol Label Switching (MPLS)/IP based global network backbone. We have over 100 POPs located worldwide in our network, including in North America, Europe and Asia. Our network is highly scalable and can carry voice, data and video.

Our Strategy

Our strategy is focused on expanding our business by increasing the amount of telecommunications traffic that our network carries both in the United States and internationally. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•

Increase the types of traffic we carry.    Our business originally connected only local voice traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2010 we acquired Tinet, allowing us to integrate our IP backbone network with Tinet’s global IP network. As a result, our service offerings now include the capability of switching and carrying voice and data traffic between multiple domestic and international markets and among different types of customers.

•

Expand our customer base.    As we expand our network and the types of services we offer, our market opportunities will include selling new services to new and existing customers. For example, we can now offer IP Transit or Ethernet services to an existing voice customer in the United States, or offer voice or Ethernet services to an existing carrier customer that currently purchases only IP Transit service. We will also offer our voice and data services to new customers.

Our Customers

In connection with our voice service, we principally serve carriers in the United States. These carriers accounted for approximately 96.4% of our revenues in 2010, with non-carriers accounting for the remaining 3.6%. As of December 31, 2010, we have 148 carriers originating traffic and 153 carriers connected to our network. Our contracts with our top five voice customers represented approximately 61% of our total revenue through December 31, 2010. Our two largest customers, AT&T and Sprint Nextel, accounted for 22% and 18%, respectively, of our total revenues for the year ended December 31, 2010. Our contracts with customers for voice services do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. However, while we have lost customers’ traffic in specific markets, since initiating service we have not had any significant customer cease using our services completely. We primarily generate revenue for our voice services by charging fees on a minute of use basis. For the year ended December 31, 2010, wireless and cable companies accounted for approximately 49.9% of our revenue.

In connection with our voice service, our expected market expansion plan in the United States during the 12-month period following December 31, 2010 is limited, as we now cover most of the major and mid-size markets. As a result, we are now marketing voice services internationally. Our current international service offering includes carrying traffic that originates outside of the United States and terminates in the United States to the telephone numbers that we serve. We also plan to market services to carry traffic that originates in the United States and terminates outside of the United States or is carried between non-United States jurisdictions.

In connection with our IP Transit and Ethernet services, we primarily serve carriers, service providers and content providers worldwide. We have IP Transit and Ethernet service agreements with over 650 customers in over 70 countries. Our contracts with customers for IP Transit and Ethernet services typically contain minimum term commitments. At the expiration of the relevant commitment period, the customer can terminate the agreement or require modifications to the agreement that are not favorable to us. Historically, in order to renew the period for an additional committed term following the end of the relevant commitment period, we have agreed to reduce the rates we charge the customer, sometimes significantly.

Sales and Marketing

In the United States, our sales organization primarily divides voice accounts by customer type, such as wireless, cable, wireline and non-carrier customers, and data accounts by customer location. Outside of the United States, our sales organization primarily divides accounts by customer location. Our sales team works closely with our customers to identify and address their needs. In addition to a base salary, the compensation package for the members of our sales team includes share-based compensation and incentive arrangements, including target incentives based on our performance and the individual’s performance, tiered payment structures. The members of our sales organization have significant sales experience and in-depth knowledge of the telecommunications industry.

Our marketing team works closely with the sales team to deliver comprehensive services, develop a clear and consistent corporate image and offer a full range of product offerings. Our marketing efforts are designed to drive awareness of our service offerings. Our marketing activities include direct sales programs, social media, targeted public relations and participation in industry trade shows. We are also engaged in an ongoing effort to maintain relationships with key communications industry analysts.

Our Customer Support

Our ordering and provisioning groups form the core of our customer support team. Each group works closely with the different vendor and customer organizations responsible for establishing service. We assign an implementation manager to each account that is responsible for the delivery of our services. These managers stay in close contact with their customer and help coordinate our local operations teams during implementation. This process helps to improve customer satisfaction, increase customer implementation and promote our revenue realization.

Our network operations centers located in Cagliari, Italy and Chicago, Illinois, respectively, monitor and support our network 24 hours a day, 365 days a year. The network operations centers are responsible for troubleshooting and resolving any potential network problems.

Competition

With respect to voice services, our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and Qwest), other competitive carriers that provide tandem or similar services (primarily Level 3, Hypercube and Peerless Network), and direct connections between carriers.

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

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Hypercube and, most specifically, Peerless Network. As more specifically described below under “Item 3. Legal Proceedings,” in 2008 we commenced a patent infringement action against Peerless Network and Peerless Network asserted several counterclaims against us generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that our patent was invalid in light of a prior patent. Each party plans to appeal various rulings made against it in the litigation.

We also face indirect competition from carriers that directly connect their voice switches. When there is a significant amount of voice traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are currently frequently establishing direct connections between their networks for various reasons, including in order to avoid paying a transit fee. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. Also, market consolidation can significantly reduce our potential traffic since there are fewer total carriers needing to exchange traffic with each other.

We are unable to provide accurate market share information, since no regulatory body or industry association requires carriers to identify amounts of voice traffic to other carrier types. Traffic in most instances is reported on aggregate levels.

Our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Global Crossing, Equinix, CENX, Telx, TeliaSonera and Cogent.

Many of our competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them depends on numerous factors, both inside and outside our control, including:

•	our competitor’s ability to offer lower rates;

•	our competitors’ ability to bundle service offerings that we cannot match;

•	our responsiveness to customer needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to raise capital;

•	our ability to retain and attract key employees;

•	interpretations of or changes to regulatory law;

•	our ability to continue development of technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.

As a result of competitive pressures over the last several years, the average rates charged for voice services in certain markets in the United States and IP Transit services globally have decreased significantly. We believe that this trend is likely to continue. For a further discussion see “Risk Factors—Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.” in Item 1A below.

Regulation

Overview

In the United States, our voice communications services business is subject to varying degrees of federal and state regulation. We operate as a common carrier and therefore are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise control over our prices and services to varying degrees, and also impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

By operating as a common carrier, we benefit from certain legal rights established by federal and state legislation, especially the federal Telecommunications Act of 1996, which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to their networks. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected services at wholesale prices that complement our ability to terminate traffic. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers when such carriers decide for whatever reason not to utilize our transit service. While our experience has been that competitive carriers usually accommodate such requests, and indeed frequently become users of our transit service as well, we have participated in federal and state regulatory proceedings involving our right to establish or maintain existing direct connections with other carriers. As previously disclosed, we subsequently resolved these proceedings amicably.

The FCC and state regulators are considering a variety of issues that may result in changes in the regulatory environment in which we operate our voice business. Most importantly, many state and federal proceedings have considered issues related to the ILECs’ pricing of services that compete with our service. To the extent that the regulatory commissions maintain or impose pricing restrictions on the transit or access rates charged by the ILEC, then the price we compete with is likely to be lower than it would be in an unregulated market. In addition, the FCC is conducting a proceeding to consider reform of its intercarrier compensation rules. This proceeding may affect the pricing and regulation of ILEC tandem services against which we compete. To the extent that any state or the FCC mandates reductions in the rates the ILECs charge for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Our United States-based IP Transit and Ethernet services are generally considered to be interstate services and generally are not regulated any state public utility commission. The FCC imposes limited obligations on carriers that provide IP Transit and Ethernet services, although in the context of “net neutrality,” the FCC is contemplating increasing the regulations that apply to internet services and peering relationships. Likewise, IP Transit and Ethernet services are not heavily regulated outside of the United States. However, in the future, we may become subject to regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

We are currently contemplating providing international voice services between foreign countries. These services would be provided between countries, as opposed to the entire call remaining within the same country. Calls between countries are generally less regulated than calls that are carried within a country. However, even where voice services are provided between countries, the service will still be subject to varying degrees of regulation. For example, some countries may merely require that a carrier provide notice of its operation in order to provide service, while other countries may require that the carrier comply with specific requirements that may be difficult for us to meet in order obtain a license, including a requirement that a minimum percentage of the carrier be owned by a local resident(s).

Regulatory Framework

The Telecommunications Act of 1996

The Telecommunications Act of 1996, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telephone services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated as a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs now consist of Verizon, Qwest Communications and AT&T. These three carriers are also referred to as ILECs, along with many other smaller incumbent local exchange carriers that were not former subsidiaries of AT&T.

Among other things, the Telecommunications Act preempts state and local governments from prohibiting any entity from providing local telephone service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecommunications Act was enacted. Nonetheless, the Telecommunications Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation.

We believe that the Telecommunications Act provided the opportunity to accelerate the development of local telephone competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. To that end, incumbent local exchange carriers are required to allow interconnection of their network with competitive networks. Incumbent local exchange carriers are further required by the Telecommunications Act to provide access to certain elements of their network to competitive local exchange carriers. These rules have helped the development of competitive telecommunications carriers, many of which have become our customers.

We have developed our U.S. voice business, including our decision to operate in most instances as a common carrier, and designed and constructed our networks to take advantage of the features of the

Telecommunications Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecommunications Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ network. Although we consider it unlikely, based on statements of both telecommunications analysts and Congressional leaders, that Congress would reverse the fundamental policy of encouraging competition in communications markets, we cannot predict whether future legislation may adversely affect our business in any way.

Federal Regulation

The FCC regulates interstate and international communications services of common carriers, including access to local communications networks for the origination and termination of these services. We typically provide our U.S. voice services on a common carrier basis and the FCC has jurisdiction over our access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC may also have the authority to regulate our provision of local transit services and intrastate access services, including setting the methodology by which state regulators determine local or intrastate pricing. To date, the FCC has not determined whether to accept this interpretation of the Telecommunications Act with respect to local transit services, although some states have proceeded as if local transit services are subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework-State Regulation” below.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, we are not currently subject to price cap or rate of return regulation, but we are subject to the general federal requirement that our charges for interstate and international services must be just, reasonable and non-discriminatory. The rates we can charge for interstate access services are limited by FCC rules, and may not exceed the rates charged by the incumbent carrier for comparable services. Apart from this limitation, the FCC currently has no rules concerning our rates for local transit or access services. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

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

Future FCC rulings may further affect the market for our services. For example, the FCC has been asked in several cases to forbear from requiring incumbent carriers to continue offering loop and transport UNEs in particular markets. The FCC has granted such petitions in portions of two metropolitan areas (Omaha, Nebraska, and Anchorage, Alaska), and denied them in several others (Boston, Providence, New York, Pittsburgh, Philadelphia, and Virginia Beach-Norfolk, Seattle, Minneapolis-St. Paul, Denver, and Phoenix). The most recent petition that the FCC denied (for Phoenix) currently is being reviewed by a federal court of appeals. If the FCC approves additional forbearance petitions, or is required to do so by the court, it could force some competitive carriers to reduce or eliminate their operations in affected metropolitan areas, which may negatively affect our business opportunities. The FCC is also considering a number of other proposals that may affect competitive carriers’ access to UNEs as well as the prices for such access. We cannot predict the results of future regulatory or court rulings, or any changes in the availability of UNEs as the result of future legislative changes.

Intercarrier Compensation

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, or NPRM, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. To date, the FCC has taken no action on these proposed rules. More recently, on February 8, 2011, the FCC adopted a NPRM, that addresses reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the NPRM, the FCC states that the record indicates that local transit service is competitive, but also requests public comment as to whether the FCC should make any changes to the rules that govern local transit service. The FCC is likely to publish proposed rules for further public comment in the near future, though it is not yet known whether or when any final rules may be adopted. If the FCC does make any changes to intercarrier compensation, such changes could affect our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rates, freezing the rates or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that local transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Additionally, we recently began providing access service, which is part of the origination and termination of long distance calls. The FCC generally regulates interstate access services and the states regulate intrastate access services. The FCC, as part of the intercarrier compensation NPRM discussed above, has proposed to reduce significantly both interstate and intrastate access charges, though it has not yet proposed specific rules to accomplish this reduction. The FCC is likely to publish proposed rules for further public comment in the near future though it is not yet known whether or when final rules may be adopted. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such a change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

We generally have no revenue exposure associated with reciprocal compensation for local traffic because our customers are primarily carrier customers, who are responsible for any compensation. However, certain FCC proposals discussed above, if adopted, would make us and other tandem service providers liable for the intercarrier compensation charges imposed by the terminating carrier in certain instances, which we would then have an opportunity to recover from the carrier who delivered the traffic to us. Even if we do have a legal right to recover these charges, we would bear risk if this occurs, including but not limited to disputes over the amount due and credit risk. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Regulatory Treatment of VoIP

In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for Voice over internet Protocol, or VoIP, providers. In a series of orders since that time, the FCC has imposed on VoIP providers most of the same requirements that would apply if they were regulated as common carriers, other than the payment of access charges. These include duties to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to contribute to the cost of the FCC’s universal service program, to pay certain regulatory fees, and to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and slow the growth of VoIP providers. Because VoIP providers are users of our services, this trend may negatively affect demand for our services.

Currently, the status of VoIP providers with respect to access charges is not clear, although a report issued by the FCC in 1998 suggests that some forms of VoIP may constitute “telecommunications services” that are subject to regulation as common carriers, and therefore subject to payment of access charges under federal law. The 1998 report also suggested, however, that this regulatory treatment would not apply until after the FCC determined which specific services were subject to regulation. A 2004 FCC order determined that telephone services that both originate and terminate on conventional telephone lines are common carrier services that are subject to access charges even if they are carried in VoIP form for some portion of the service. The 2004 FCC order did not address the treatment of VoIP in other situations. The intercarrier compensation NPRM described above seeks comments regarding whether VoIP providers will be required to pay access charges. It is unclear whether or when any final rules on this matter will be issued.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized or have the right to provide intrastate local telephone and long-distance telephone services in forty-seven states, Puerto Rico and the District of Columbia. As a condition to providing intrastate telecommunications services as a common carrier, we are required, among other things, to:

•	file and maintain intrastate tariffs or price lists in most states describing the rates, terms and conditions of our services;

•	comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

•

comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers and content of customer bills), complaints, quality of service, transfers of control and certain financing transactions.

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

Some state regulatory authorities assert jurisdiction over the provision of transit services in connection with local calls, particularly the ILECs’ provision of the service. Several state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, a declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to lower its rate to a cost-based rate that was significantly lower than the existing rate. Although the ILEC has filed an appeal of that order to the appropriate federal court, we have in some cases lowered the rate we charge our customers as a result of the DPUC’s ruling. Additionally, in December 2008, the United States District Court for the District of Nebraska held that the ILEC must provide local transit service under the Telecommunications Act and that the Nebraska Public Service Commission did not err in using TELRIC, an incremental cost-based methodology, to determine the applicable rate. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio each have open rulemaking proceedings addressing, among other items, applying incremental cost-based pricing for local transit services. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If, as a result of any state proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse affect on our business, financial condition and operating results. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments currently exercise jurisdiction over intrastate access services. In some but not all states, intrastate access charges are considerably higher than interstate access charges, creating a significant revenue opportunity for us. Some states have imposed limits on the access charges that competitive carriers may impose, and some are currently considering whether to mandate a decrease in existing intrastate access charges. Also, as noted above, the FCC has asked for comments on the issue of intercarrier compensation and, as a result of any proceeding, could require states to reduce their intrastate access charges. If intrastate access charges are eliminated or lowered for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

We have been granted one patent and have three additional patent applications pending with the U.S. Patent and Trademark Office.

The granted patent addresses our core business, the operation of a managed tandem network. In June 2008, we commenced an action generally alleging that Peerless Network was infringing on the granted patent. Peerless Network asserted several counterclaims against us, generally alleging that (i) our patent was invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounted to patent misuse and violated certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. Each party plans to appeal various rulings made against it in the litigation. See “Item 3. Legal Proceedings.”

One of the pending patent applications addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs. The second pending patent application covers a set of proprietary operating systems and software developed by us to manage our network. The third pending patent application relates to systems designed to facilitate the efficient treatment of inter-network communications transmissions, such as a telecommunications transmission between an international service provider network and a domestic service provider network. There can be no assurance regarding how, whether or when these additional patent applications may be granted as issued patents.

OTHER MATTERS

Employees

At December 31, 2010, we had 230 full-time employees, including 176 in Operations, 22 in Sales and Marketing and 32 in General and Administrative functions. The number of employees increased by 56.5%, up from 147 on December 31, 2009. Of this increase, 75 or 51% was due to the acquisition of Tinet on October 1, 2010. We expect to further increase our headcount in 2011 as we continue to expand both existing and new markets. Of our employees, 103 were located at our corporate office in Chicago, Illinois. The remaining 127 employees are located in our offices in Italy and Germany and throughout the world at our switch locations. No labor union represents our employees located in the United States. Certain of our employees located in Italy and Germany are members of industry trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. In addition, we have 35 sales agents that work throughout the areas in which Tinet operates.

Information Available on the Internet

Our internet address is www.neutraltandem.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Neutral Tandem.

Corporate Information

Neutral Tandem’s principal executive offices are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2010, are set forth below:

Name	Age	Position(s)
Rian J. Wren	54	Chief Executive Officer and Director
Robert Junkroski	46	Chief Financial Officer and Executive Vice President
Surendra Saboo	51	President and Chief Operating Officer
Richard Monto	46	General Counsel, Secretary and Senior Vice President, External Affairs
David Lopez	46	Senior Vice President of Sales
James P. Hynes	63	Director, Chairman
Peter J. Barris	59	Director
G. Edward Evans	49	Director
Robert C. Hawk	71	Director
Lawrence M. Ingeneri	52	Director

Rian J. Wren. Mr.    Wren joined us in February 2006 and has served as our Chief Executive Officer and a Director since that time. On February 16, 2011, Mr. Wren announced that Mr. Wren was retiring as our Chief Executive Officer effective April 1, 2011, but would continue to serve as a Director. Mr. Wren also served as our President from February 2006 until November 2010. Prior to joining us, Mr. Wren was Senior Vice President and General Manager of Telephony for Comcast Cable from November 1999 to August 2005. Mr. Wren joined Comcast in 1999 and was named CEO of Broadnet, Comcast’s international wireless company located in Brussels, Belgium in 2000. After returning to the United States, he served as the Senior Vice President and General Manager of Telephony for Comcast Cable Division. Prior to joining Comcast, Mr. Wren held several senior management positions at AT&T from 1978 to 1999, including President of the Southwest Region, and worked in the Consumer, Business, Network Services, and Network Systems Manufacturing divisions for more than 20 years. Mr. Wren holds a B.S. degree in Electrical Engineering from the New Jersey Institute of Technology and an M.S. in Management from Stanford University, which he attended as a Sloan Fellow.

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

Surendra Saboo.    Dr. Saboo joined us in May 2006 as our Chief Operating Officer, and in 2010, was appointed President of Neutral Tandem. Prior to joining us, Dr. Saboo was the Vice President of Product Development and Operations for Voice Services at Comcast Corporation from January 2002 to March 2006. From June 2000 to December 2001, Dr. Saboo served as Executive Vice President and Chief Operating Officer of Broadnet Europe, SPRL, a pan-European subsidiary of Comcast Corporation. Prior to joining Comcast Corporation, Dr. Saboo was the Chairman, Chief Executive Officer and founder of Teledigm, an e-CRM software product company in Dallas, Texas. Prior to starting Teledigm, Dr. Saboo spent 14 years at AT&T in a variety of operating areas including research and development, engineering, product management, strategy, systems development and operations. Dr. Saboo began his career with AT&T in 1986 as a Member of Technical Staff at Bell Laboratories in Holmdel, NJ. Dr. Saboo holds a B.S.M.E. degree from Birla Institute of Technology, India as well as M.S. and Ph.D. degrees in Operations Research from Ohio State University.

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

James P. Hynes.    Mr. Hynes co-founded Neutral Tandem in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006 Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for over 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for 10 years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

Peter J. Barris.    Mr. Barris has served as a Director since 2003. Mr. Barris is currently the Managing General Partner of New Enterprise Associates, Inc. (NEA) where he specializes in information technology investing. Mr. Barris has been with NEA since 1992, and he serves as a general partner or other officer of various entities affiliated with NEA. From 1988 to 1990, Mr. Barris was President and Chief Operating Officer at LEGENT Corporation. Mr. Barris held various management positions at UCCEL Corporation from 1985 to 1988. Prior to that, Mr. Barris also held various management positions between 1977 and 1985 at the General Electric Company, including Vice President and General Manager at GE Information Services, Inc. Mr. Barris also serves as a member of the Boards of Directors of InnerWorkings, Inc. (NASDAQ: INWK), where he also serves as a member of the audit, compensation and nominating and corporate governance committees, Vonage Holdings Corp. (NASDAQ: VG), where he also serves as a member of the compensation and nominating and corporate governance committees, Echo Global Logistics, Inc. (NASDAQ: ECHO), where he also serves as a member of the nominating and corporate governance committee and chairman of the compensation committee, Broadview Network Holdings, Inc., Cyren Call Communications Corporation, Groupon, Inc., Jobfox, Inc., MBXG Holdings, Inc., SnagFilms, Inc. and Hillcrest Laboratories, Inc. Mr. Barris is a member of the Board of Trustees of In-Q-Tel, Northwestern University and the University of Virginia, College Foundation.

G. Edward Evans. Mr.    Evans has served as a Director since November 2008. On February 21, 2011, we announced that Mr. Evans was elected to succeed Mr. Wren as our Chief Executive Officer effective April 1, 2011, and would continue to serve as a Director. Mr. Evans is currently the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Mr. Evans intends to resign as Chief Executive Officer of Stelera Wireless prior to April 1, 2011. Previously, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the boards of Solix, CTIA—The Wireless Association, Carolina West Wireless, and the Network Reliability and Interoperability Commission, an advisory committee to the FCC.

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

Risk Factors Related To Our Business

Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market. In addition, our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Global Crossing, Equinix, CENX, Telx, TeliaSonera and Cogent.

Our tandem (voice) services business faces competition from the traditional ILECs, other providers such as Level 3 Communications, Peerless Network and Hypercube, and potentially from future entrants to the tandem services market. Please see “Item 3. Legal Proceedings” for a further description of certain litigation in which we are engaged with Peerless Network. Competition has intensified over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the tandem services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below.

Our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Global Crossing, Equinix, CENX, Telx, TeliaSonera and Cogent.

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

When there is a significant amount of traffic between two switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which will cause us to experience a reduction in our revenue. Moreover, the risk of direct connections is continually increasing as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers at one or only several points is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. Moreover, since these direct connections would connect networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

Regulatory developments could negatively impact our business.

The communications services industry is extensively regulated by the federal and state governments. While the pricing of our U.S. voice service is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers’, or ILECs’, local transit and access services, which generally sets the benchmark for the prices of the competitive services that we offer. To the extent that ILEC transit or access rates are reduced or capped, it could have an adverse impact on us, as we would likely be forced to reduce our rates in order to compete with the ILEC or other competitors.

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the DPUC pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to implement a new rate based on the ILEC’s costs for transit. The ILEC has made this rate available to all of its customers. The ILEC has appealed the DPUC’s ruling to the appropriate federal court. We have filed an amicus brief supporting the ILEC’s position. Although we believe the ILEC may prevail in its appeal, we have lowered the rate we charge certain of our customers, in some cases substantially, as a result of the DPUC’s ruling, which has had a significant impact on the profitability of our service in Connecticut.

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

•	The Telecommunications Regulatory Board of Puerto Rico (the “Puerto Rico Board”), recently determined that the ILEC must provide transit service at a cost-based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost-based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Puerto Rico Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Puerto Rico Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

•

AT&T and Sprint are currently engaged in a series of arbitrations at state public utility commissions under the Telecommunications Act. In those proceedings, Sprint has taken the position that AT&T should be required to provide transit service at cost-based rates. AT&T and Sprint are arbitrating this issue before state commissions in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Wisconsin.

If, as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for local transit service, we would likely be forced to reduce our rate, perhaps substantially, or risk losing customer traffic, any of which could have a material adverse effect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. That proceeding remains unresolved, but on February 8, 2011, the FCC adopted a NPRM that addresses reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the NPRM, the FCC states that the record indicates that local transit service is competitive, but also requests public comment as to whether the FCC should make any changes to the rules that govern local transit service. The FCC is likely to publish proposed rules for further public comment in the near future, though it is not yet known whether or when any final rules may be adopted. Any future changes to intercarrier compensation rules could have a material and adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, several proposals considered by the FCC in its intercarrier compensation proceeding have contained provisions that indirectly affect local transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, we, as the intermediate transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. The FCC’s proposals, however, have required that we, as the transit provider, could be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier received insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the proposals also would allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, any final order could result in changes to the demand for our services or otherwise adversely impact our business, financial condition, operating results and growth opportunities in a manner that we have not presently identified.

Access Services

We recently began providing access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC regulates interstate access services and the states regulate intrastate access services. The FCC, under a proposed interpretation of the Telecommunications Act, may also assert certain rights to regulate intrastate access services, and, as part of the intercarrier compensation reform discussed above, could significantly eliminate or reduce both interstate and intrastate access charges. Most recently, as part of the February 8, 2011 NPRM discussed above, the FCC proposed to significantly reduce both interstate and intrastate access charges, though it has not yet proposed specific rules to accomplish this reduction. The FCC is likely to publish proposed rules for further public comment in the near future, though it is not yet known whether or when final rules may be adopted .

Various states are also separately conducting proceedings to determine whether to decrease existing intrastate access charges.

If the FCC or any state lowers any access charges, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

The telecommunications industry recently has seen an escalating rate of disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. In two recent cases, federal district courts have ruled that calls that use VoIP technology at either end of the call are not subject to interstate or intrastate access tariffs, although the decisions differed in some respects and both cases are subject to further court appeals. If future rulings establish that we are not able to enforce our access tariffs with respect to some types of calls, we could experience a material and adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

We cannot predict when, or upon what terms and conditions, further U.S federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

If we do not efficiently and effectively integrate our recent acquisition of Tinet S.p.A. and any future business acquisitions, we may not fully realize the anticipated benefits from such acquisitions.

Achieving the anticipated benefits of our recent acquisition of Tinet and any future acquisitions will depend in part upon whether we can integrate Tinet’s business with our existing business in an efficient and effective manner. The integration of Tinet and any future businesses that we may acquire involves a number of risks, including, but not limited to:

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

•

failure to anticipate the costs related to accounting and tax matters resulting from operating a global business, including with respect to the costs of hiring employees and professional consultants to comply with accounting and tax matters, as well as the payment of taxes imposed by various taxing authorities and disputes related thereto;

•	failure to fully achieve expected synergies and costs savings;

•

unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002), procedures and policies;

•	loss of customers or the failure of customers to order incremental services that we expect them to order;

•	failure to provision services that are ordered by customers during the integration period;

•	higher integration costs than anticipated; and

•	difficulties in the assimilation and retention of highly qualified and experienced employees.

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

We cannot be certain that we will realize our anticipated benefits from our acquisition of Tinet or any future acquired businesses, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to efficiently and effectively integrate the acquired businesses and operations or fail to realize the benefits we anticipate, we could experience material adverse effects on our business, prospects, financial condition and operating results.

International regulatory developments could negatively impact our business.

Our international communications services, especially our voice services, are subject to significant international regulation. These regulations may affect both our international business and our existing and potential competitors. Delays in receiving required regulatory approvals (including approvals relating to commencing operations, approving acquisitions or financing activities), completing interconnection agreements with other carriers, or the enactment of new and adverse regulations or regulatory requirements may have a material adverse effect on our international business. In addition, future legislative, judicial and regulatory agency actions could have a material adverse effect on our international business.

Our top five customers represent, in the aggregate, a substantial portion of our revenue.

Our top five customers, in the aggregate, represented approximately 61% of our total revenues during the year ended December 31, 2010. Our two largest customers, AT&T and Sprint Nextel, accounted for 22% and 18% respectively, of our total revenues during the year ended December 31, 2010. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to lower the rates we charge our customers to retain their traffic. As discussed in “—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market…” above, competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

We may lose all or a portion of our business with any of these customers if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. In addition, competitive forces resulting from the entrance of competing providers have created significant pricing pressure in certain of our largest markets with respect to all of our customers, including our top five customers. We expect this trend to continue.

Moreover, the recent economic downturn could result in a decrease in the amount of services customers purchase from us or delays or failures to pay for such services. For example, poor economic conditions could reduce both consumer and non-consumer spending on telephone services which in turn could result in a reduction in our customers’ demand for our services. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

During the year ended December 31, 2010, we terminated 68.0% of our voice traffic in the United States to five carriers.

Although we provide multiple services, we generate a significant portion of our revenue from voice services provided in the United States. During the year ended December 31, 2010, we delivered 68.0% of our voice traffic in the United States to five carriers. If for any reason we are unable to terminate voice traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept voice traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.

By operating as a common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of traffic to carriers that decide for whatever reason not to utilize our service. While our experience has been that competitive carriers usually accommodate such requests, we have been involved in various state and federal regulatory proceedings against Level 3 and Verizon Wireless related to their refusal to continue to accept terminating local transit traffic. We entered into agreements resolving these disputes in 2008. If, however, any carrier in the future refuses to accept either access or local transit traffic over a direct connection or otherwise seeks to limit or condition our ability to terminate traffic on terms that are not favorable to us, it could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, even though we believe that we have the legal right to exchange traffic with carriers under reasonable terms and may seek to enforce that right in legal or regulatory proceedings, there can be no assurance that we would prevail. Our efforts therefore in any proceedings or responding to other actions could have an adverse impact on us if we do not prevail, or even if we do prevail, because of legal costs, diversion of management resources and other factors.

Our business requires the continued development of effective business support systems to implement customer orders, provide and bill for services, and pay for services we receive from our vendors.

Our business depends on our ability to continue to develop effective business support systems. We are currently expending significant resources to develop a web-based portal application in connection with providing our Ethernet services. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisition of Tinet. This can be a complicated undertaking that requires significant resources and expertise and support from third-party vendors. Business support systems are needed for:

•	ordering services from our vendors and verifying that we are being charged the correct amount;

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering these services; and

•	billing for these services.

Because our business plans provide for continued growth in the number of customers that we serve and the volume of services offered as well as the integration of Tinet’s, and potentially other acquired companies’, business support systems, there is a need to continue to develop our business support systems on a timely basis. The failure to continue to develop effective unified business support systems could affect our ability to implement our business plans and realize anticipated benefits from our acquisition of Tinet and therefore could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unable to manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

As part of our growth strategy, we recently began offering new services, such as international voice, IP Transit and Ethernet services. For a further description of our services see “—Business” above. As a result, our international and data traffic initiatives are critical components of our growth strategy.

We will face various risks associated with providing these new services, including risks relating to identifying, obtaining and integrating attractive network switch sites, equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. Furthermore, if our growth initiatives are implemented, we will be exposed to risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

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

Additionally, in connection with the 2006 merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current local transit rates for existing transit customers for 42 months in the AT&T and BellSouth incumbent local exchange carrier service territories. While having no direct regulatory impact on us, such an agreement indirectly limits the rates we can charge for our transit service. Further consolidation in the industry could lead to similar agreements which would limit our ability to grow revenues and may materially affect our operating results.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc. and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under U.S. Patent No. 7,123,708 (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. See “Item 3. Legal Proceedings” for a further description of this matter. On December 20, 2010, we filed notice that we plan to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ’708 Patent is invalid. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our business and financial condition.

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

We provide certain services, principally switched access services, pursuant to tariffs we have filed with the FCC and those states in which we operate. These tariffs essentially form the binding legal agreement under which we provide these services to certain customers, and include terms setting forth the pricing for the services, our right to collect amounts charged, and other customary terms related to the provision of the services, including provisions that limit our liability if we fail to properly provide a service. If we are unable to obtain approval of a tariff, or if a tariff is approved but it is later determined that a provision is invalid or unenforceable for any reason, such a determination could affect our ability to collect fees for any service we have provided, require us to refund payments previously received, or limit our ability to defend ourselves for services not provided in accordance with the tariff or otherwise. Any of the foregoing, or any other determination that a tariff provision is invalid or unenforceable, could materially and adversely affect our business, prospects, financial condition and operating results.

Failures or interruptions of our network and other network facilities or the loss of, or damage to, a network switch site or other network facilities could materially harm our revenues and impair our ability to conduct our operations.

We provide telecommunications services that are critical to the operations of our customers. Notably, our voice service is essential to the orderly operation of our customers’ telecommunication systems because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations, and our IP Transit and Ethernet services are critical to the ability of our customers to transmit data, which may be critical to their operation. Our network architecture is integral to our ability to process a high volume of traffic in a timely and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, natural disasters and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	provisioning, installing and delivering these services; and

•	errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our network to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

•	we may be unable to provide and bill for services;

•

we may experience damage to our reputation, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market new services;

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process traffic in the event of a loss of, or damage to, a network switch site or other network facilities. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our services. Any such loss or damage could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the failures caused by such loss or damage.

Our international operations and investments expose us to risks that could have a material adverse effect on our business.

We have operations and investments outside of the United States that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the U.S.;

•	possible fluctuation in foreign currency exchange rates, which could adversely affect our results of operations and the value of our international assets and investments;

•	the possibility that foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

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

We routinely develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business could be materially adversely affected.

Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

As a result of competition, the average rates charged for voice services in the United States and IP Transit services globally have decreased significantly over the past several years. We believe that this trend is likely to continue for the foreseeable future.

In addition to the regulatory risks that could cause price decreases, the primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, at times substantially, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of transit services might bundle transit with other services, such as inexpensive long distance services;

•

customers with a significant volume of traffic have in the past and may in the future use their enhanced leverage in pricing negotiations with us. For example, from time to time, customers have requested that we reduce the prices we charge them or they will migrate their traffic to a competitor. Such requests may result in lowered pricing or lost traffic, either of which may adversely affect our business; and

•	if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally using direct connections instead of using us.

If we are unable to offset the effects of any price reductions by carrying higher volumes of traffic, we could experience reduced revenues and gross margins, either of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

We have a limited operating history as a company and as a network for communications services providers. If we are unable to overcome the difficulties frequently encountered by early stage companies, our business could be materially harmed.

We began our operations in February 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. This includes developing new services as we now provide services in many of the major and mid-size U.S. markets to most of the largest carriers. In order to overcome these risks and difficulties, we must, among other things:

•	generate sufficient usage of our network by our customers;

•	maintain and attract a sufficient number of customers to our network to achieve and sustain profitability;

•	execute our business strategy successfully, including successful development and provision of new services and integration of acquired operations;

•	manage our expanding operations; and

•	upgrade our technology, systems and network infrastructure to accommodate increased traffic volume and to implement new features and functions.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by early stage companies could adversely affect our operating results which could impair our ability to raise capital, expand our business or continue our operations.

Economic conditions could cause a material reduction in the amount of traffic we carry on our network.

We generate revenue by charging carriers on a per minute of use or per megabit basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on telecommunications services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. A reduction from these or other economic related causes could have a material and adverse effect on our business, financial condition and operating results.

We could experience material variances in our revenues due to events outside of our control.

We could experience material variances in our revenues due to events both under and outside of our control. For example, we could experience a material decline in the traffic that we process due to holidays or other seasonal variability, the timing of direct connects established between our customers, installation delays, the implementation of routing changes and traffic outages. If one or more of these events occur, especially with respect to one or more of our larger customers, it would cause a material decrease in our revenues and have a material adverse effect on our business, prospects, financial condition and operating results.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations” below. We depended upon equity financings, as well as borrowing under our credit facility, to meet our cash requirements after we commenced operations in February 2004, neither of which may be available to us in the future on favorable terms, if at all. We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations” below. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.

Our ability to sell our services depends in part on the quality of our support and service offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and operating results.

Once our services are deployed, our customers depend on our support organization to resolve any issues. A high level of support is critical for the successful marketing and sale of our services. If we do not effectively assist carriers in deploying our services, succeed in helping carriers quickly resolve post-deployment issues and provide effective ongoing support, it will adversely affect our ability to sell our services. In addition, if we complete acquisitions, enter new geographic territories or expand our service offerings, it may become more difficult for us to provide these support services. As a result, our failure to maintain high quality support and services would have a material adverse effect on our business, prospects, financial condition and operating results.

Security breaches also adversely affect our business and our customers’ confidential information or personal data, which could result in us being subject to legal liability and our reputation could be harmed.

Our network equipment and facilities may be vulnerable to physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our switch sites, network equipment or facilities or our databases, a security or privacy breach could result in an interruption of service or reduced quality of service, which could cause harm to our business and reputation and could result in a loss of customers. Any breach of security relating to our customers’ confidential information or personal data could result in legal liability to us and a reduction in use of our services or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from our customers that is stored in our files and on our systems. Similarly, we receive sensitive information that has historically been maintained as a matter of confidence with our customers.

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

The failure of the third-party software and equipment we use in providing our voice, IP Transit and Ethernet services could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment and license technologies developed by third parties in providing our voice, IP Transit and Ethernet services. Our third-party vendors include, among others, Cisco, Juniper and Sonus Networks for our switches, Cisco and Oracle for our database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services and various competitive access providers, for our transport and Signaling System 7 services. As a result, our ability to provide services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third-party claims for intellectual property infringement. Notably, although we have only recently begun to use Sonus to supply voice switches and, therefore, our relationship and operating history with Sonus is limited, we have extensively deployed Sonus voice switches throughout our network. If any third-party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our network switch sites are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in the northeast region of the United States in 2003 and in the southeast region of the United States in 2005, and limitations of adequate power resources. We may not be able to pass on to our customers significant increases in the cost of power and power outages could disrupt the services we provide and reduce our revenues. Power outages, which last beyond our backup and alternative power arrangements, could harm our business and expose us to claims by customers.

We generally do not have minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle.

We earn revenues for the vast majority of the services that we provide on a per minute of use or per megabit basis. We generally do not have minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle. As a result, if our customers cease, or participants reduce, their usage of our services from their current levels, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, as discussed above, certain of our customers have migrated voice services to a competitor that has been offering our customers lower pricing in certain of our largest and other markets. See “—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market…” above. If such migration continues, or our customers develop internal systems to address their traffic needs, including direct connections in the case of voice services, or if the cost of such transactions makes it impractical for a given carrier to use our services, we may experience a reduction in transaction volumes, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves as a neutral third-party provider of services (that is, we do not compete with any of our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance services and which can be viewed by some of our customers as being competitive with certain of the services they provide. Likewise, some competitors have claimed that our Ethernet services are not provided on a neutral basis.

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

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills related to the services that we provide or plan to provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and effectively manage our growing sales and marketing organization to ensure the development of new services and growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales and to develop new services. The employees with the skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations.

We depended upon equity financings, as well as borrowings under a credit facility, to meet our cash requirements after we commenced our operations in February 2004. We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may require additional financing sooner than anticipated. Additional equity or debt financing may result in the incurrence of additional leverage or dilution to our stockholders.

In addition, we may seek additional funding in the future through public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

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

Although we achieved net income of approximately $32.6 million for the year ended December 31, 2010, we expect to incur significant future expenses, particularly with respect to the development of new services, deployment of additional infrastructure, expansion in strategic markets and additional legal, regulatory and compliance costs. To remain profitable, we must continue to increase the usage of our tandem services by our customers and attract new customers. We must also deliver superior service to our customers, mitigate the effects of consolidation and develop and commercialize new products and services. We may not succeed in these activities and may never generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A substantial portion of our revenues are derived from fees that we charge our customers based on their usage. Therefore, a decline in their usage or the prices we charge for our services could materially impact our future revenues and profits.

A substantial portion of our cash at December 31, 2010 was invested in two money market mutual funds.

As of December 31, 2010, we had $93.8 million invested in two money market mutual funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The SEC, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

If we do not adapt to rapid technological change in the communications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, too costly or inefficient on a relative basis. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services to meet changing customer needs. We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so could adversely affect our ability to compete and retain customers or market share. Many existing and emerging companies are providing, or propose to provide, competing services using new technologies. Furthermore, the increased adoption of IP switching technologies could increase the competition we face from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” above. Our future revenues and profits will depend on our ability to provide value added service(s) to competitive carriers. If we are unable to provide these service(s), whether as a result of technology changes or otherwise, we could experience a material adverse effect on our business, prospects, financial condition and operating results.

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

Others may allege that we are infringing upon their intellectual property, forcing us to expend substantial resources in resulting litigation, the outcome of which would be uncertain. Any unfavorable outcome of such litigation could have a material adverse effect on our business, financial position and operating results.

If any parties successfully claim that our creation, offer for sale, sale, import or use of technologies infringes upon their intellectual property rights, we might be forced to incur expenses to litigate the claims, pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patents or copyrights. In addition, if we are unsuccessful in litigation, a court could issue a permanent injunction preventing us from operating our network, offering our services or using certain of our systems for the life of the patent that we have been deemed to have infringed. Litigation concerning patents and other forms of intellectual property and proprietary technologies, is becoming more widespread and can be protracted and expensive, and can distract management and other key personnel from performing their duties for us.

Any legal action against us claiming damages and seeking to enjoin commercial activities relating to the affected methods, processes, products and services could, in addition to subjecting us to potential liability for damages, require us to obtain a license in order to continue to operate our network, use the affected systems or market the affected services. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively operate our network or market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

We currently do not have any debt. However, we may issue debt in the future or increase our level of indebtedness from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business by:

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

In addition, any credit agreement may limit our ability to enter into various transactions. If we were to default on any of our debt obligations, or if we were unable to obtain necessary liquidity, our obligation to repay such debt would become due and payable immediately and our business could be adversely affected.

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	require that directors only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3 % of the total votes eligible to be cast in the election of directors;

•	require that vacancies on the Board of Directors, including newly created directorships, be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of The NASDAQ Stock Market;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters.

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

Our headquarters is located at 550 W. Adams, Suite 900, Chicago, Illinois, where we lease approximately 27,000 square feet of office space. Our leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Chicago, IL	27,555	Administrative Office	September 30, 2021
Chicago, IL	15,423	Administrative Office	October 31, 2011
Chicago, IL	4,910	Administrative Office	January 31, 2011
Milan, Italy	400	Administrative Office	December 31, 2015
Frankfurt, Germany	1,270	Administrative Office	March 1, 2013
New Jersey City, NJ	266	Administrative Office	December 31, 2014
New York, NY	16,532	Switch site	August 31, 2014
Detroit, MI	10,800	Switch site	February 28, 2025
Chicago, IL	10,000	Sublet	September 30, 2015
Indianapolis, IN	9,577	Switch site	April 30, 2012
Los Angeles, CA	6,857	Switch site	October 31, 2016
Cleveland, OH	6,000	Switch site	February 28, 2020
Atlanta, GA	5,861	Switch site	May 31, 2015
Minneapolis, MN	5,808	Switch site	February 28, 2022
Chicago, IL	5,263	Switch site	October 31, 2021
Miami, FL	5,176	Switch site	December 31, 2019
Dallas, TX	4,842	Switch site	May 31, 2017
Chicago, IL	4,347	Switch site	October 31, 2021
San Francisco, CA	3,922	Switch site	April 30, 2014
Philadelphia, PA	3,902	Switch site	August 31, 2017
Cincinnati, OH	3,369	Switch site	September 30, 2015
Boston, MA	2,416	Switch site	June 11, 2016
Houston, TX	2,144	Switch site	April 30, 2018
Orlando, FL	2,092	Switch site	May 31, 2018
Columbus, OH	2,026	Switch site	May 31, 2019
St. Louis, MO	2,000	Switch site	May 31, 2018
Charlotte, NC	1,775	Switch site	March 31, 2018
Milwaukee, WI	1,703	Switch site	November 30, 2014
Phoenix, AZ	1,652	Switch site	March 31, 2012
Denver, CO	1,650	Switch site	May 31, 2017
Vienna, VA	1,131	Switch site	September 30, 2017
Seattle, WA	1,051	Switch site	May 31, 2017
Tampa, FL	1,048	Switch site	January 31, 2016
Portland, OR	635	Switch site	November 30, 2012
Puerto Rico	2,576	Switch site	April 25, 2016
Newark, NJ	130	Switch site	August 31, 2019

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

On December 9, 2010, the court issued an opinion and order granting our motion for summary judgment on Peerless’s claim that the ’708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

On December 20, 2010, we filed notice that we plan to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ’708 Patent is invalid. On January 13, 2011, Peerless Network filed notice that it will cross-appeal the court’s order granting our motion for summary judgment and finding that the ’708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in our favor. We currently anticipate that briefing on the parties’ cross-appeals will be completed in approximately July 2011, though that schedule is subject to change.

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

On July 26, 2010, we responded to the USPTO’s March 26, 2010 office action. On November 24, 2010, the USPTO issued an action closing prosecution, in which the USPTO maintained its rejection of the ’708 Patent’s 23 original claims, as well as 35 additional claims added to the ’708 Patent in our July 26, 2010 response.

On January 7, 2011, we filed a response to the USPTO’s November 24, 2010 action closing prosecution. Thereafter, Peerless Network filed comments in opposition to our response on February 4, 2011.

After reviewing our response and Peerless Network’s comments, the USPTO may allow the claims of the ’708 Patent to issue in their current form, require further amendments to the claims, or reject the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of the claims of the ’708 Patent.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Market under the symbol “TNDM” since November 2, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2010	High	Low
First Quarter	$23.72	$14.50
Second Quarter	$17.80	$11.08
Third Quarter	$13.95	$9.87
Fourth Quarter	$16.28	$11.94

2009	High	Low
First Quarter	$24.61	$14.63
Second Quarter	$31.62	$23.08
Third Quarter	$33.24	$21.25
Fourth Quarter	$24.04	$20.25

2008	High	Low
First Quarter	$22.90	$17.29
Second Quarter	$20.46	$17.15
Third Quarter	$20.84	$16.86
Fourth Quarter	$17.98	$12.86

2007	High	Low
Fourth Quarter (beginning November 2, 2007)	$20.28	$17.42

As of December 31, 2010, the Company had granted a total of 2,350,250 options that remained outstanding under the Neutral Tandem, Inc. Amended and Restated 2007 Equity Incentive Plan. The weighted average exercise price of the options outstanding as of December 31, 2010 was $20.73 and the weighted average grant price of the non-vested shares outstanding as of December 31, 2010 was $16.11. Equity awards for 522,018 shares, representing approximately 1.6% of the Company’s outstanding common stock as of December 31, 2010, remained available for additional grants under the 2007 Plan.

Holders of Record

On February 24, 2011, there were approximately 7,000 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 15,625 beneficial owners of our common stock as of February 24, 2011.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 38-month total return provided stockholders on Neutral Tandem Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock, and its relative performance is tracked through December 31, 2010. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Neutral Tandem under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock, with dividends reinvested)

Issuer Purchases of Equity Securities

On February 16, 2010, we announced that our Board of Directors authorized the repurchase of up to $25 million of our outstanding common stock as part of a stock repurchase program. During the year ended December 31, 2010, we repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchase program concluded on May 17, 2010.

On February 21, 2011, we announced that our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock as part of a stock repurchase program. As of March 16, 2011, no shares have been repurchased.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2010, 2009, and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2010 (3)	2009 (3)	2008 (3)	2007 (3)	2006 (3)
	(In thousands, except per share data)
Statements of Operations
Revenue	$199,826	$168,906	$120,902	$85,555	$52,866
Operating expense
Network and facilities expense (excluding depreciation and amortization)	69,119	50,648	40,327	30,163	21,305
Operations	28,343	19,798	16,929	15,536	11,613
Sales and marketing	4,969	1,996	1,940	1,770	1,553
General and administrative	24,287	17,958	12,104	9,426	4,166
Depreciation and amortization	19,062	14,594	14,023	11,076	7,160
Impairment of fixed assets	—	—	195	—	1,234
Loss (gain) on disposal of fixed assets	(82)	(53)	(11)	(144)	333

Total operating expense	145,698	104,941	85,507	67,827	47,364

Income from operations	54,128	63,965	35,395	17,728	5,502

Other (income) expense
Interest expense	4	293	924	1,668	1,289
Interest income	(202)	(801)	(3,474)	(1,321)	(778)
Other (income) expense	128	(370)	1,131	4,919	832
Foreign exchange (gain) loss	(888)	—	—	—	—

Other (income) expense
Total other (income) expense	(958)	(878)	(1,419)	5,266	1,343

Income before income taxes	55,086	64,843	36,814	12,462	4,159
Provision (benefit) for income taxes	22,478	23,528	12,794	6,204	(499)

Net income	$32,608	$41,315	$24,020	$6,258	$4,658

Net income per common share—basic (1)	$0.98	$1.25	$0.76	$0.68	$0.88
Net income per common share—diluted (1)	$0.97	$1.22	$0.72	$0.24	$0.20
Weighted average number of shares outstanding—basic:	33,157	33,156	31,790	9,248	5,293
Weighted average number of shares outstanding—diluted:	33,634	33,912	33,236	26,378	23,481

	As of December 31,
	2010 (3)	2009 (3)	2008 (3)	2007 (2) (3)	2006 (3)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$106,674	$161,411	$110,414	$112,020	$20,084
Total current assets	154,786	205,959	131,335	127,382	31,525
Total assets	315,527	256,590	195,843	166,016	61,991
Total current liabilities	32,943	11,602	10,904	16,276	13,325
Long term obligations, including current portion	—	235	3,196	7,580	12,902
Total liabilities	44,244	15,759	15,977	22,094	25,356
Total preferred stock	—	—	—	—	38,000
Total shareholders’ equity (deficit)	271,283	240,831	179,866	143,922	(1,365)

Cash Flow Data:
Cash flows from operating activities	$60,512	$56,396	$35,152	$24,141	$12,967
Cash flows from investing activities	(104,812)	(16,379)	(41,136)	(19,947)	(12,719)
Cash flows from financing activities	(10,346)	10,980	4,378	87,742	18,545

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.
(2)	On November 7, 2007, we completed an initial public offering of common stock in which we sold 7,247,849 shares of our common stock and selling shareholders sold 399,928 shares of our common stock, in each case at an issue price of $14.00 per share. We raised a total of $101.5 million in gross proceeds from our initial public offering, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million.
(3)	As Tinet was acquired on October 1, 2010, there is no activity related to Tinet for the years 2009, 2008, 2007 and 2006. The activity included in 2010 relates only to the period from the October 1, 2010 acquisition date to December 31, 2010.

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

Overview

We provide U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, data and video. Our solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as content providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

Voice Services

We provide voice interconnection services primarily to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use our tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Competitive carriers are carriers that are not Incumbent Local Exchange Carriers, or ILECs, such as AT&T, Verizon and Qwest.

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting to the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth, and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.52 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 840 million, or 55% of the total 1.52 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 179 markets as of December 31, 2010. During the fourth quarter of 2010, our network carried 29.9 billion minutes of traffic. As of December 31, 2010, our network was capable of connecting calls to an estimated 526 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet, an Italian corporation that operates a global IP backbone network. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

Data and International Services

As part of our long-term growth strategy we acquired Tinet, an Italian corporation. Tinet provides IP Transit and Ethernet services primarily to carriers, service providers and content providers worldwide.

With this acquisition, we evolved from a primarily U.S. voice interconnection company into a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. The acquisition expanded our IP-based network internationally, enabling global end-to-end delivery of wholesale voice, IP Transit and Ethernet solutions.

We have IP Transit and Ethernet service agreements with over 650 customers in over 70 countries. In 2010, we carried over 1 Terebit of customer IP traffic. We have over 100 POPs where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support.

Revenue

We generate revenue from sales of our voice, IP Transit and Ethernet services. Revenue is recorded each month based upon documented minutes of traffic switched or data traffic carried for which service is provided, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

Minutes of use of voice traffic increase as we increase our number of customers, increase the penetration of existing markets, either with new customers or with existing customers, and increase our service offerings. The minutes of use decrease due to direct connection between existing customers, consolidation between customers, a customer using a different interconnection provider or a customer experiencing a decrease in the volume of traffic it carries.

The average fee per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 42 new markets that we added in 2010, the 37 new markets that we added in 2009 and the 36 new markets that we added in 2008 as financially attractive, the rates for local transit service we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier.

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

IP Transit revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

Network and Facilities Expense.    Our network and facilities expense include transport capacity, or circuits, and signaling network costs for voice services, transport capacity for our data services, facility rents and utilities, together with other costs that directly support the switch locations and POPs. We do not defer or capitalize any costs associated with the start-up of new switch locations or POPs. The start-up of an additional switch location or POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through February 2025. Additionally, we pay the cost of all the utilities for all of our switch and POP locations.

Operations Expenses.    Operations expenses include payroll and benefits for both our switch and POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include switch repair and maintenance, property taxes, property insurance and supplies.

Sales and Marketing Expense.    Sales and marketing expenses represent the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expense.    General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit, transaction costs and other accounting costs. The other accounting costs relate to work surrounding compliance with the Sarbanes-Oxley Act.

Depreciation and Amortization Expense.    Depreciation and amortization expense for fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for switch equipment and test equipment, three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years).

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

Foreign Currency Gain (Loss).    Foreign exchange gain (loss) consists of the gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

Other Expense.    Other expense includes adjustments to the fair value of the ARS, adjustments to the fair value of the ARS Rights and expenses incurred in connection with the secondary offering by certain of our shareholders completed in the first quarter of 2008.

Income Taxes.    Income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

Revenue Recognition

We generate revenue from sales of our voice, IP Transit and Ethernet services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched or internet transit for which service is provided, when collection is probable. We provide voice interconnection service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony providers and internet connectivity services to other network operators.

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

Income tax provision includes U.S. federal, state and local, and foreign income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Stock-Based Compensation

We currently record stock-based compensation expense in connection with any grant of options or non-vested shares to our employees and independent contractors. We measure compensation cost for our stock options and non-vested shares at fair value.

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

We utilized the simple average volatility of three telecommunication companies that share similar business characteristics for estimating the fair value of options granted through December 31, 2008. The simple average volatility of the three companies selected range from 34.4% at the beginning of 2006 to 50.8% at December 31, 2008. We calculated the volatility of our own stock for the period between November 2, 2007 and December 31, 2008 and found that it is not materially different than the results of the three company average. As of January 1, 2009, we calculated and utilized our own volatility for estimating the fair value of options during 2009 and 2010.

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

Impairment of Long-Lived and Other Assets

In accordance with provision of ASC Subtopic 360-10, “Property, Plant, and Equipment: Overall” and ASC Topic 350, “Intangibles—Goodwill and Other,” the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, the Company uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2010, 2009 and 2008:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$199,826	$168,906	$120,902
Operating expense
Network and facilities expense (excluding depreciation and amortization)	69,119	50,648	40,327
Operations	28,343	19,798	16,929
Sales and marketing	4,969	1,996	1,940
General and administrative	24,287	17,958	12,104
Depreciation and amortization	19,062	14,594	14,023
Impairment of fixed assets	—	—	195
Gain on disposal of fixed assets	(82)	(53)	(11)

Total operating expense	145,698	104,941	85,507

Income from operations	54,128	63,965	35,395

Other (income) expense
Interest expense	4	293	924
Interest income	(202)	(801)	(3,474)
Other (income) expense	128	(370)	1,131
Foreign exchange gain	(888)	—	—

Total other (income) expense	(958)	(878)	(1,419)

Income before income taxes	55,086	64,843	36,814
Provision for income taxes	22,478	23,528	12,794

Net income	$32,608	$41,315	$24,020

Net income per share:
Basic	$0.98	$1.25	$0.76

Diluted	$0.97	$1.22	$0.72

Weighted average number of shares outstanding:
Basic	33,157	33,156	31,790

Diluted	33,634	33,912	33,236

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue.    Revenue of $199.8 million for the year ended December 31, 2010 increased $30.9 million, or 18.3%, from $168.9 million for the year ended December 31, 2009. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $16.1 million in revenues or 9.5% of the annual increase. The remaining increase in revenue of $14.8 million, or 8.8%, was primarily due to an increase in voice minutes of use billed to 108.5 billion minutes processed for the year ended December 31, 2010 from 87.8 billion minutes processed in the year ended December 31, 2009, an increase of 20.7 billion minutes, or 23.5%. The number of minutes carried over our network increased as a result of the entry into 42 new markets in 2010 and further penetration of current markets and customers.

The number of markets in which we operated increased to 179 at December 31, 2010 from 137 at December 31, 2009. The average fee per voice minute for the year ended December 31, 2010 of $0.0017 decreased from the December 31, 2009 amount of $0.0019.

Operating Expenses.    Operating expenses of $145.7 million for the year ended December 31, 2010 increased $40.8 million from $104.9 million in the year ended December 31, 2009, or 72.9% and 62.1% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $69.1 million for the year ended December 31, 2010, or 34.6% of revenue, increased from $50.6 million for the year ended December 31, 2009, or 30.0% of revenue. Of this increase, $7.3 million is the network and facilities expenses incurred by Tinet during the fourth quarter of 2010. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase in 2011 as we reflect increased activity for our IP Transit business.

Excluding the Tinet expenses in the fourth quarter, network and facilities expenses were $61.8 million for the year ended December 31, 2010, or 33.6% of revenue. Network and facilities expenses increased due to an increase in the number of switch locations we connect, increasing by 246 switch locations to 2,050 switch locations at December 31, 2010 from 1,804 switch locations at December 31, 2009. As noted above, our billed voice minutes of use were up 23.5%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2010 has increased compared to 2009.

Operations Expenses.    Operations expenses of $28.3 million for the year ended December 31, 2010, or 14.2% of revenue, increased $8.5 million compared to $19.8 million for the year ended December 31, 2009, or 11.7% of revenue. Of this increase, $2.1 million is due to operations expenses of Tinet during the fourth quarter of 2010. Excluding the expenses of Tinet in the fourth quarter, the increase in our operations expenses primarily resulted from an increase of $3.1 million related to non-cash compensation, and an increase of $1.4 million in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense.    Sales and marketing expense of $5.0 million for the year ended December 31, 2010, or 2.5% of revenue, increased from $2.0 million for the year ended December 31, 2009, or 1.2% of revenue. Of this increase, $2.0 million is due to sales and marketing expenses of Tinet during the fourth quarter of 2010. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase in 2011 as we reflect increased activity for our IP Transit business. Excluding the expenses of Tinet in the fourth quarter, sales and marketing expenses were $3.0 million for the year ended December 31, 2010, or 1.6% of revenue. This increase is primarily due to an increase of $0.7 million in non-cash compensation.

General and Administrative Expense.    General and administrative expense increased to $24.3 million for the year ended December 31, 2010, or 12.2% of revenue, compared to $18.0 million for the year ended December 31, 2009, or 10.6% of revenue. Of this increase, $5.2 million is due to the acquisition of Tinet, which contributed $1.2 million in general and administrative expenses and $4.0 million in acquisition related expenses. Excluding the acquisition of Tinet in the fourth quarter, the $1.1 million increase in our general and administrative expense is primarily due to increases in non-cash compensation and in payroll and benefits.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $19.1 million for the year ended December 31, 2010, or 9.5% of revenue, compared to $14.6 million for the year ended December 31, 2009, or 8.6% of revenue. Of this increase, $2.4 million is due to the depreciation and amortization of Tinet assets during the fourth quarter of 2010. Excluding the expenses of Tinet in the fourth quarter, the increase of $2.1 million in our depreciation expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other (Income) Expense.    Other income was $1.0 million in the year ended December 31, 2010 and December 31, 2009. Other income in 2010 includes a gain of $1.9 million on two forward currency contracts entered into during the third quarter to reduce our currency exchange rate risk from the acquisition of Tinet on October 1, 2010. In addition, we recognized $0.9 million related to foreign exchange losses, as a result of a decrease in the Euro to dollar exchange rate during the fourth quarter of 2010. Interest income decreased during the year due to a decrease in our investments in ARS in 2010 and lower interest rates earned on our investments. Interest expense associated with debt decreased during the year due to the repayment of debt outstanding throughout 2009 and 2010.

Provision for Income Taxes.    Provision for income taxes was $22.5 million for the year ended December 31, 2010, a decrease of $1.0 million compared to $23.5 million for the year ended December 31, 2009. The effective tax rate at December 31, 2010 was 40.8% compared to the effective tax rate at December 31, 2009 of 36.3%. The 2010 estimated effective income tax rate is higher than the statutory rate primarily due to state income taxes, the Illinois EDGE credit tax benefit, the Illinois EDGE credit valuation allowance, the effects of foreign income tax, tax exempt municipal interest, and Tinet transaction costs.

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity, borrowings under our credit facility and our initial public offering completed in November 2007. Our principal uses of cash have been capital expenditures for switch equipment, working capital, debt service requirements, repurchases of common shares and our acquisition of Tinet on October 1, 2010. We anticipate that our principal uses of cash in the future will be for repurchases of common shares under our announced $50 million share repurchase program, facility expansion, capital expenditures for switch equipment and working capital.

At December 31, 2010, we had $106.7 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at December 31, 2009, we had $161.4 million in cash and cash equivalents, $16.9 million in auction rate securities and $0.4 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2010 was $121.8 million compared to $194.4 million at December 31, 2009. We acquired Tinet for $103.1 million on October 1, 2010 ($108.5 million total cash paid at acquisition, less $5.4 million cash acquired from Tinet).

Our capital expenditures of $18.4 million, $18.1 million and $22.3 million in the years ended December 31, 2010, 2009 and 2008, respectively, related primarily to the installation of switching equipment in existing and new locations. Capital expenditures for 2011 are expected to be between $20.0 million and $24.0 million.

We believe the cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities.

The following table sets forth components of our cash flow (in thousands) for the following periods:

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities	$60,512	$56,396	$35,152
Cash flows from investing activities	($104,812)	($16,379)	($41,136)
Cash flows from financing activities	($10,346)	$10,980	$4,378

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2010 was $60.5 million, compared to $56.4 million for the year ended December 31, 2009. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. The slight increase in operating cash flow reflects lower operating earnings driven mainly by increased non-cash compensation and a decrease in tax benefit associated with stock option exercises. Timing of cash collections and payments remained the same.

Net cash provided by operating activities for the year ended December 31, 2009 was $56.4 million, compared to $35.2 million for the year ended December 31, 2008. The increase in operating cash flow reflects high operating earnings driven by a significant increase in minutes billed. Timing of cash collections and payments remained the same.

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2010 was $104.8 million, compared to $16.4 million for the year ended December 31, 2009. Investing cash outflows are primarily related to the acquisition of Tinet on October 1, 2010, purchases of switch equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors. The increase in net cash used for investing activities is primarily the result of the $103.1 million acquisition of Tinet, partially offset by a $15.4 million increase in proceeds from the redemption of auction rate securities.

Net cash used for investing activities for the year ended December 31, 2009 was $16.4 million, compared to $41.1 million for the year ended December 31, 2008. The decrease in net cash used for investing activities is the result of a decrease in the purchase of equipment and auction rate securities, partially offset by a decrease in proceeds from the redemption of auction rate securities.

Cash flows from financing activities

Net cash used by financing activities for the year ended December 31, 2010 was $10.3 million, compared to net cash provided of $11.0 million for the year ended December 31, 2009. The changes in cash flows from financing activities primarily relate to the exercise of stock options, payments for the repurchase of common stock and payments under our debt obligations. The decrease in cash provided from financing activities is the result of an increase in the repurchase of common stock related to our share repurchase program, a decrease in proceeds from the issuance of common stock associated with stock options, a decrease in the excess tax benefit associated with stock option expense and a decrease in debt payments.

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

Investments

We held approximately $17.1 million (par value) of municipal note investments at December 31, 2009. On June 30, 2010, the Company exercised its right to redeem its remaining $5.7 million of ARS at par value. As a result the Company received $5.7 million from UBS on July 1, 2010. These investments were comprised of ARS and the related ARS rights. Our ARS rights were required to be recognized as a free-standing asset, separate from the Company’s ARS. As such, in 2010 we recorded a gain of $0.2 million for the year ended December 31, 2010 related to investments in ARS and ARS Rights. In comparison, we recorded a gain of $0.3 million for the year ended December 31, 2009 related to investments in ARS and ARS Rights.

We also invest our excess cash in money market mutual funds whose carrying values approximate market value. As of December 31, 2010, we had $93.8 million in cash and cash equivalents invested in two money market mutual funds.

For further discussion of these investments see footnote 9 to the audited financial statements—”Investments and Fair Value Measurements.”

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2010. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2010.

	Payments due by period
Contractual Cash Obligations	Total	Current	2-3 years	4-5 years	More than 5 years
	(In thousands)
Operating leases	$36,793	$5,544	$8,967	$7,846	$14,436
Transport/service purchase commitment	7,143	3,237	1,953	1,953	0
Indefeasible right of use operating expense commitment	4,108	709	1,378	1,253	768

Total	$48,044	$9,490	$12,298	$11,052	$15,204

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2010 there was $1.0 million of restricted cash used as collateral for $1.0 million in letters of credit outstanding.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2010, 2009 and 2008 was $4.8 million, $4.3 million, and $4.0 million, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Purchase Commitment

We have a service agreement with one of our major transport providers, where we have committed to purchase a minimum amount of service through 2011. We purchased the minimum amount of service in 2010 and 2009 in the ordinary course of business. There was no purchase commitment as of December 31, 2008.

We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service beginning in 2011 through 2015.

Indefeasible right of use operating expense Commitment

We have a number of indefeasible rights of use (IRUs) which represent contractual agreements between the operators of a communications cable or between the operator of a communications cable and a customer that needs this capacity to provide telecom services. It is defined as the exclusive, unrestricted and indefeasible right to use the relevant capacity (including equipment, fibers or capacity) for any legal purpose. With the right to use the IRUs comes an obligation to pay a proportion of the operating cost and contractually defined amounts related to the cost of maintaining the cable, including any costs incurred repairing the cable after mishaps. These contracts extend through 2019.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2010, 2009 and 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than cash obligations for operating leases, the purchase commitments and the IRUs as noted in “Contractual Cash Obligations” above.

Recent Accounting Pronouncements

In January 2010, the FASB issued accounting standard update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instrument. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued accounting standard update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In December 2010, the FASB issued accounting standard update 2010-19, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents, short and long-term investments and restricted cash totaling $107.6 million and $178.7 million at December 31, 2010 and December 31, 2009, respectively. These amounts were allocated primarily in money market mutual funds, ARS and associated ARS Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2010, we had $93.8 million in cash and cash equivalents invested in two money market mutual funds. For further discussion of these investments see footnote 9 to the consolidated financial statements—”Investments and Fair Value Measurements.”

Based upon our overall interest rate exposure at December 31, 2010, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of a subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent approximately 1.7% of the Company’s operating income. We do not believe that a 10 percent change in these currencies over a one-year period would have a material impact on our earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 16, 2011

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$106,674	$161,411
Receivables	38,610	24,836
Deferred income taxes-current	1,855	800
Other current assets	7,647	18,912

Total current assets	154,786	205,959
Property and equipment—net	77,683	49,679
Intangible assets—net	31,506	—
Goodwill	49,098	—
Restricted cash	962	440
Other assets	1,492	512

Total assets	$315,527	$256,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,748	$1,235
Accrued liabilities:
Taxes payable	664	429
Circuit cost	10,508	4,012
Rent	1,285	1,073
Payroll and related items	3,770	1,914
Other	2,968	2,704
Current installments of long-term debt	—	235

Total current liabilities	32,943	11,602
Other liabilities	914	0
Deferred income taxes-noncurrent	10,387	4,157

Total liabilities	44,244	15,759
Commitments and Contingencies	—	—
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 33,166,242 shares and 33,628,501 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	33	34
Additional paid-in capital	171,343	171,381
Accumulated other comprehensive loss	(2,117)	—
Retained earnings	102,024	69,416

Total shareholders’ equity	271,283	240,831

Total liabilities and shareholders’ equity	$315,527	$256,590

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue	$199,826	$168,906	$120,902
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	69,119	50,648	40,327
Operations	28,343	19,798	16,929
Sales and marketing	4,969	1,996	1,940
General and administrative	24,287	17,958	12,104
Depreciation and amortization	19,062	14,594	14,023
Impairment of fixed assets	—	—	195
Gain on disposal of fixed assets	(82)	(53)	(11)

Total operating expense	145,698	104,941	85,507

Income from operations	54,128	63,965	35,395

Other (income) expense:
Interest expense	4	293	924
Interest income	(202)	(801)	(3,474)
Other (income) expense	128	(370)	1,131
Foreign exchange gain	(888)	—	—

Total other (income) expense	(958)	(878)	(1,419)

Income before income taxes	55,086	64,843	36,814
Provision for income taxes	22,478	23,528	12,794

Net income	$32,608	$41,315	$24,020

Net income per share:
Basic	$0.98	$1.25	$0.76

Diluted	$0.97	$1.22	$0.72

Weighted average number of shares outstanding:
Basic	33,157	33,156	31,790

Diluted	33,634	33,912	33,236

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

(Dollars in thousands)

	Shares Outstanding		Common Shares	Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares	Warrants
Balance at December 31, 2007	30,832,939	402,236	$32	$6,920	$132,889	$4,081	$—	$143,922
Net income and comprehensive income	—	—	—	—	—	24,020	—	24,020
Retirement of common shares	(16,500)	—	—	—	—	—	—	—
Exercise of warrants	356,921	(402,236)	—	(6,920)	6,920	—	—	—
Excess tax benefit associated with share based payments	—	—	—	—	7,600	—	—	7,600
Exercise of stock options	1,184,023	—	—	—	1,257	—	—	1,257
Share based payment expense	—	—	—	—	3,067	—	—	3,067

							—
Balance at December 31, 2008	32,357,383	—	32	—	151,733	28,101	—	179,866
Net income and comprehensive income	—	—	—	—	—	41,315	—	41,315
Excess tax benefit associated with share based payments	—	—	—	—	9,543	—	—	9,543
Exercise of stock options	1,271,118	—	2	—	4,448	—	—	4,450
Share base payment expense	—	—	—	—	5,657	—	—	5,657

							—
Balance at December 31, 2009	33,628,501	—	34	—	171,381	69,416	—	240,831
Net income	—	—	—	—	—	32,608	—	32,608
Foreign currency translation							(2,117)	(2,117)

Total Comprehensive Income								30,491
Tax deficiency associated with share based payments	—	—	—	—	(338)	—	—	(338)
Exercise of stock options	52,687	—		—	116	—	—	116
Stock option expense	—	—	—	—	6,810	—	—	6,810
Repurchase of common stock	(605,449)	—	(1)	—	(9,555)	—	—	(9,556)
Activity related to non-vested shares	90,503	—		—	2,929	—	—	2,929

Balance at December 31, 2010	33,166,242	—	$33	$—	$171,343	$102,024	$(2,117)	$271,283

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$32,608	$41,315	$24,020
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	19,062	14,594	14,023
Deferred income taxes	(476)	1,051	2,453
Impairment of fixed assets	—	—	195
Gain on disposal of fixed assets	(82)	(53)	(11)
Non-cash share-based compensation	10,072	5,657	3,067
Amortization of debt discount	—	52	95
Changes in fair value of ARS	(923)	(1,034)	1,957
Changes in fair value of ARS Rights	712	664	(1,376)
Excess tax deficiency (benefit) associated with share based payments	338	(9,543)	(7,600)
Changes in assets and liabilities:
Receivables—net	(1,910)	(8,051)	(4,681)
Other current assets	(2,940)	(203)	(844)
Other noncurrent assets	2,941	46	247
Accounts payable	2	102	(25)
Accrued liabilities	1,137	11,799	3,534
Noncurrent liabilities	(29)	—	98

Net cash flows from operating activities	60,512	56,396	35,152
Cash Flows From Investing Activities:
Purchase of equipment	(18,360)	(18,134)	(22,301)
Proceeds from sale of equipment	89	55	11
Increase in restricted cash	(522)	—	(21)
Cash used in acquisitions, net of cash acquired	(103,144)	—	0
Purchase of auction rate securities	—	—	(25,150)
Proceeds from the redemption of ARS	17,125	1,700	6,325

Net cash flows from investing activities	(104,812)	(16,379)	(41,136)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	116	4,450	1,257
Restricted shares withheld to cover employee taxes paid	(333)	—	—
Payments made for repurchase of common stock	(9,556)	—	—
Excess tax (benefit) deficiency associated with share based payments	(338)	9,543	7,600
Principal payments on long-term debt	(235)	(3,013)	(4,479)

Net cash flows from financing activities	(10,346)	10,980	4,378
Effect of exchange rate changes on cash	(91)	—	—

Net (Decrease) Increase In Cash And Cash Equivalents	(54,737)	50,997	(1,606)
Cash And Cash Equivalents—Beginning	161,411	110,414	112,020

Cash And Cash Equivalents—End	$106,674	$161,411	$110,414
Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$242	$875	$1,022
Cash paid for taxes	$22,666	$15,148	$3,264
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$3,308	$1,046	$171

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF THE BUSINESS

Organization—Neutral Tandem, Inc. (the Company) provides U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides our solutions to customers, like content providers, who also typically do not have their own network.

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

Acquisition of Tinet S.p.A.—On October 1, 2010 the Company completed its acquisition of Tinet S.p.A. (Tinet) for $103.1 million, comprised of $77.4 million, in cash, paid on October 1, 2010 for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt as part of the closing and $5.4 million in cash acquired. The purchase price was financed with cash from the Company’s balance sheet. $7.5 million of cash consideration will be placed in escrow for a period of two years following the acquisition. In addition to the cash, the Company recorded approximately $4.0 million for acquisition-related costs, including legal, accounting and advisory services in its statement of income.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values approximate fair value. At December 31, 2010 the Company had $12.9 million of cash in banks and $93.8 million in two money market mutual funds. At December 31, 2009, the Company had $4.0 million of cash in banks and $157.4 million in one money market mutual fund.

Short-term Investments—The Company considers all investments with remaining time to maturity of one year or less to be short-term investments. At December 31, 2010, the Company had no short term investments. At December 31, 2009, the Company had $17.1 million (par value) of auction rate securities (ARS) recorded within the other current assets category of the Company’s balance sheet.

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

The Company’s ARS Rights were required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat its ARS and ARS Rights as trading securities and to measure the ARS Rights at fair value in order to match the changes in the fair value of the ARS. The Company recorded a gain of $0.2 million related to the ARS and ARS Rights due to changes in estimated fair value of each investment during 2010. The Company recorded a gain of $0.3 million related to the ARS and ARS Rights due to changes in estimated fair value of each investment during 2009.

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

Long-lived Assets—The carrying value of long-lived assets, including property and equipment and intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Goodwill and Intangible Assets, Net

Goodwill and intangible assets were recognized in 2010 as a result of the acquisition of Tinet. See Note 12 for more details.

In accordance with the provisions of ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. The annual assessment occurs in the fourth quarter of each year.

The following summarizes goodwill, net activity:

(Dollars in thousands)	December 31, 2009	Acquisitions	Currency Translation Effect	December 31, 2010
Goodwill	$—	$50,476	$(1,378)	$49,098

See Note 12 for more information related to acquisitions.

Goodwill is not amortized, but will be tested at least annually on October 1 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Additionally, intangible assets, net consist of the following:

	December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,072	$(566)	$31,506

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.6 million in 2010. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.1 million for 2011, $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, and $2.4 million for 2015.

Revenue Recognition—The Company generates revenue from sales of its voice, IP Transit, and Ethernet telecommunications services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched or internet transit for which service is provided and when collection is probable. The Company provides voice interconnection service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony and internet connectivity and Ethernet services carriers, service providers and content providers.

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

	Years Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Numerator:
Net income applicable to common stockholders	$32,608	$41,315	$24,020
Denominator:
Weighted average common shares outstanding	33,157	33,156	31,790
Effect of dilutive securities:
Stock options	450	756	1,392
Non-vested shares	27	—	—
Warrants	—	—	54

Denominator for diluted earnings per share	33,634	33,912	33,236

Net earnings per share:
Basic—as reported	$0.98	$1.25	$0.76

Diluted—as reported	$0.97	$1.22	$0.72

Options to purchase 2.4 million, 1.4 million, and 1.6 million shares of common stock were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

1.0 million and 0.4 million non-vested shares of common stock were issued and outstanding at December 31, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Accounting for Share-Based Payments—The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The amount of share-based expense recorded in the years ended December 31, 2010, 2009 and 2008 is $10.1 million, $5.7 million, and $3.1 million, respectively.

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

The income tax provision includes U.S. federal, state, and local and foreign income taxes and is based on pre-tax income or loss.

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Foreign Exchange—The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Concentrations—For the years ended 2010, 2009 and 2008, the aggregate revenues of four customers accounted for 56%, 57% and 56% of total revenues, respectively. At December 31, 2010 and 2009, the aggregate accounts receivable of four customers accounted for 33% and 50% of the Company’s total trade accounts receivable, respectively.

In 2010, the Company had two customers in excess of ten percent of sales, which were 22% and 18% of the Company’s total revenue, respectively. At December 31, 2010, the Company had one customer who accounted for 15% of the Company’s accounts receivable balance, respectively.

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

At December 31, 2010, the Company had $106.7 million in cash and cash equivalents. Of this amount, approximately $93.8 million was invested in two money market mutual funds. Investment policies have been implemented that limit investments to highly liquid investments with an original maturity of 90 days or less.

Recent Accounting Pronouncements—In January 2010, the FASB issued accounting standard update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instrument. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain provisions related to Level 3 disclosures which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued accounting standard update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. There was no material impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In December 2010, the FASB issued accounting standard update 2010-19, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

3.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consists of the following:

(Dollars in thousands)	December 31, 2010	December 31, 2009
Switch equipment	$116,889	$68,190
Computer software	4,986	1,608
Computer equipment	2,931	1,994
Tools and test equipment	1,014	583
Furniture and fixtures	582	398
Leasehold improvements	5,623	4,793

	132,025	77,566
Less accumulated depreciation	(58,777)	(31,775)

	73,248	45,791
Construction in process	4,435	3,888

Property and equipment-net	$77,683	$49,679

4.    RECEIVABLES

Receivables as of December 31, 2010 and 2009 consist of the following:

(Dollars in thousands)	December 31, 2010	December 31, 2009
Billed receivables	$36,120	$19,852
Unbilled receivables	2,325	2,608
Other receivables	809	2,376

	39,254	24,836
Less allowance for doubtful accounts	(644)	—

Receivables—net of allowance for doubtful accounts	$38,610	$24,836

The Company primarily invoices customers for voice services occurring through the 24th of each month. The Company accrues revenue each month for voice services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle. The Company primarily invoices customers for IP Transit and Ethernet services at the end of the month for that month’s services.

At December 31, 2010, other receivables include $0.5 million of amounts due from a true-up on the purchase price of Tinet. At December 31, 2009, other receivables include $2.3 million of state and federal income tax prepayments.

5.    DEBT

In May 2004, the Company entered into an equipment loan and security agreement with an affiliate of Western Technology Investment (WTI) that provided for borrowings of up to $4.0 million for the Company’s capital purchases through July 31, 2004. The agreement was amended in December 2004 to allow for an additional $5.5 million of borrowings and amended in January 2006 to allow for $10.0 million of additional borrowings for an aggregate of $19.5 million. The Company made the final principal and interest payment on March 1, 2010.

Under the terms of its debt agreement, the Company had to comply with certain negative covenants that limited its ability to declare or pay dividends, incur additional indebtedness, incur liens, dispose of significant assets, make acquisitions or significantly change the nature of its business without the permission of the lender. For the periods ended December 31, 2009 and 2008, the Company was in compliance with all the covenants under its debt agreements.

The Company uses cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2010 there was $1.0 million of restricted cash used as collateral for $1.0 million in letters of credit outstanding.

6.    401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.4 million, $0.4 million and $0.3 million to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

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

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2010, 2009 and 2008 was $4.8 million, $4.3 million, and $4.0 million, respectively.

The following table represents future lease payments under the operating leases:

(Dollars in thousands)	December 31, 2010
2011	$5,544
2012	4,753
2013	4,214
2014	4,196
2015	3,650
Thereafter	14,436

Total	$36,793

Purchase Commitment—We have a service agreement with one of our major transport providers, where we have committed to purchase a minimum of service through 2011. We purchased the minimum amount of service in 2010 and 2009 in the ordinary course of business. There was no purchase commitment as of December 31, 2008.

We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service beginning in 2011 through 2015.

Indefeasible right of use operating expense Commitment—We have a number of indefeasible rights of use (IRUs) which represent contractual agreements between the operators of a communications cable or between the operator of a communications cable and a customer that needs this capacity to provide telecom services. It is defined as the exclusive, unrestricted and indefeasible right to use the relevant capacity (including equipment, fibers or capacity) for any legal purpose. With the right to use the IRUs comes an obligation to pay a proportion of the operating cost and contractually defined amounts related to the cost of maintaining the cable, including any costs incurred repairing the cable after mishaps. These contracts extend through 2019.

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

On December 9, 2010, the court issued an opinion and order granting our motion for summary judgment on Peerless’s claim that the ’708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

On December 20, 2010, we filed notice that we plan to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ’708 Patent is invalid. On January 13, 2011, Peerless Network filed notice that it will cross-appeal the court’s order granting our motion for summary judgment and finding that the ’708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in our favor. We currently anticipate that briefing on the parties’ cross-appeals will be completed in approximately July 2011, though that schedule is subject to change.

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

On July 26, 2010, we responded to the USPTO’s March 26, 2010 office action. On November 24, 2010, the USPTO issued an action closing prosecution, in which the USPTO maintained its rejection of the ’708 Patent’s 23 original claims, as well as 35 additional claims added to the ’708 Patent in our July 26, 2010 response.

On January 7, 2011, we filed a response to the USPTO’s November 24, 2010 action closing prosecution. Thereafter, Peerless Network filed comments in opposition to our response on February 4, 2011.

After reviewing our response and Peerless Network’s comments, the USPTO may allow the claims of the ’708 Patent to issue in their current form, require further amendments to the claims, or reject the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of the claims of the ’708 Patent.

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

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

The following is a summary of investments as of December 31, 2009 (in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
ARS—trading securities	$17,125	$—	$(923)	$16,202
ARS rights	$—	$712	$—	$712

The following is a summary of the carrying values and balance sheet classification as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(In thousands)
Cash in banks	$12,908	$3,978
Money market mutual funds	93,766	157,433
ARS—trading securities	—	16,202
ARS rights	—	712
Restricted cash	962	440

Total	$107,636	$178,765

Reported as:
Cash and cash equivalents	$106,674	$161,411
Other current assets	—	16,914
Non-current other assets	—	—
Non-current restricted cash	962	440

Total	$107,636	$178,765

At December 31, 2009, the Company held approximately $17.1 million (par value), respectively, of auction rate securities investments in municipal notes. These investments were reclassified to trading securities from available-for-sale securities in the fourth quarter of 2008. Accordingly, they were valued at fair value as of December 31, 2009. The Company’s auction rate securities had an auction reset feature whose underlying assets are generally student loans which are insured in part by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. On June 30, 2010, the Company exercised its right to redeem its remaining $5.7 million of ARS at par value. As a result the Company received $5.7 million from UBS on July 1, 2010.

During 2010, the Company recorded a gain of $0.2 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. During 2009, the Company recorded a gain of $0.3 million related to the ARS and ARS Rights due to changes in the estimated fair value of each investment. The ARS Rights and the ARS, which are classified as trading securities, are recorded in current other assets in the accompanying consolidated balance sheet.

Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier hierarchy, which prioritizes the inputs used in measuring fair value, is used as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

At December 31, 2010, the Company does not have assets or liabilities to measure at fair value on a recurring basis. At December 31, 2009, the Company’s ARS and ARS Rights are valued based on unobservable inputs in which there is little or no market data. As a result of auction failures related to the auction rate securities during 2009, market inputs were not available as of December 31, 2009. A discounted cash flow model was therefore been used to determine the estimated fair value of the Company’s investment in ARS as of

December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III in the fair value hierarchy.

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

The Company does not have liabilities to measure at fair value on a recurring basis. The following table summarizes the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
ARS—trading securities and rights	$—	$—	$16,914	$16,914

Total assets measured at fair value	$—	$—	$16,914	$16,914

Unrealized gains and losses associated with Level III financial instruments were recorded in the Company’s statement of operations as other (income) expense. The unrealized gain associated with ARS-trading securities and rights was approximately $0.2 million for the year ended December 31, 2010 and the unrealized gain was approximately $0.3 million for the year ended December 31, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the years ended December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2009	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		December 31, 2010
				Realized	Unrealized
ARS—trading securities and rights	$16,914	$(17,125)	$—	$—	$211	$—

Total	$16,914	$(17,125)	$—	$—	$211	$—

10.    INCOME TAXES

Prior to the Company’s acquisition of Tinet all earnings were domestic. Earnings before taxes, and the related provisions for taxes on earnings, for the years ended December 31 2010, were as follows:

(Dollars in thousands)	2010	2009	2008
Earnings Before Taxes
Domestic	$54,773	$64,843	$36,814
Foreign	313	—	—

Total	$55,086	$64,843	$36,814

Taxes on Earnings
Current:
U.S. Federal	$20,092	$20,144	$9,365
State	2,521	2,333	976
Foreign	335	—	—

Total current	22,948	22,477	10,341

Deferred:
Domestic	(532)	1,051	2,453
Foreign	62	—	—

Total deferred	(470)	1,051	2,543

Total	$22,478	$23,528	$12,794

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

(Dollars in thousands)	December 31, 2010	December 31, 2009
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$5,261	$2,731
State credit carry forward	1,457	2,168
Accrued direct costs	705	649
Accrued rent	459	423
State bonus depreciation	413	414
Indefeasible rights of use	1,968	—
Accrued other	254	68
Acquisition costs	282	—
Unrealized foreign currency gain/loss	286	—
Accrued fees	—	20
Auction rate securities unrealized loss	—	364

Total deferred tax assets	11,085	6,837

Deferred tax liabilities:
Depreciation	(11,380)	(8,509)
Prepaids	(435)	(711)
Customer Intangibles	(7,245)	—
Auction rate securities rights agreement	—	(281)
Federal effect of state deferreds	—	(693)

Total deferred tax liabilities	(19,060)	(10,194)

Valuation allowance	(557)	—

Net deferred income tax liabilities	$(8,532)	$(3,357)

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2010	2009	2008
Statutory federal rate	35%	35%	35.0%
State income tax, net of federal benefit	2.8%	2.8%	3.3%
Illinois State EDGE Credit, net of federal benefit	(0.4)%	(1.0)%	(1.4)%
Valuation Allowance against EDGE Credit	1.0%	—%	—%
Transaction costs	1.8%	—%	—%
Foreign income tax impact	0.5%	—%	—%
Tax exempt interest, benefit	(0.1)%	(0.4)%	(2.2)%
Other	0.2%	(0.1)%	0.1%

Effective tax rate	40.8%	36.3%	34.8%

The Company does not provide for U.S. federal income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are reinvested and it is our intention that the earnings will be reinvested indefinitely.

The Company’s effective income tax rate was 40.8% for the year ended December 31, 2010, compared to 36.3% for the same period last year. The increase in the tax rate was primarily due to nondeductible transaction costs associated with the acquisition of Tinet and establishing the Illinois EDGE tax credit valuation allowance.

In the first quarter of 2010, the State of Illinois concluded an examination of Illinois state income tax returns the Company filed for the years 2006 and 2007. The audit resulted in no significant changes. At December 31, 2010 and December 31, 2009, the Company did not have any income tax liability due to domestic uncertain tax positions.

The Company’s state income tax credit carry forward, the Illinois EDGE credit, can be carried forward five years and began to expire in 2010. For the year ended December 31, 2010, the Company recorded a partial valuation allowance of $0.6 million against the credit as the Company believed it was more likely than not that future taxable income will be insufficient to realize the full benefit of the credit. The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

The Company files income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Company’s wholly-owned Italian subsidiary files income tax returns in Italy and various foreign jurisdictions. With few exceptions the Company’s wholly-owned subsidiary is no longer subject to examinations by tax authorities for years prior to 2007 in jurisdictions where it files tax returns.

The IRS has commenced an examination of the federal income tax return the Company filed for the year 2008. As of December 31, 2010, the IRS had not proposed any material adjustments to the Company’s 2008 income tax return. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, the Company will resolve some or all of the matters presently under consideration for 2008 with the IRS.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Dollars in thousands)	2010
Balance at January 1	$—
Additions for tax positions of prior years	165

Balance on December 31	$165

The Company, through its wholly-owned Italian subsidiary, operates in foreign jurisdictions in which it has not filed income tax returns or paid income taxes. It is uncertain whether the Company may be liable for income taxes in such foreign jurisdictions. Accordingly, at December 31, 2010, the Company has established a reserve of $0.2 million with respect to such uncertain tax positions, and has included $0.1 million related to interest and penalty expense as a component of income tax expense in the consolidated statement of operations.

The entire balance at December 31, 2010 is for tax positions for which the ultimate deductibility is highly uncertain, therefore upon settlement with the tax authorities for an amount less than the balance recorded would favorably affect the annual effective tax rate.

11.    STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4,650,000 options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2010, the Company had granted a total of 833,915 options that remained outstanding under the 2003 Plan.

At December 31, 2010, the Company had granted a total of 2,350,250 options that remained outstanding under the 2007 Plan. During 2010, the Company cancelled 9,250 options related to the 2007 Plan. Equity awards for 522,018 shares, representing approximately 1.6% of the Company’s outstanding common stock as of December 31, 2010, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table shows the exercise price of one share of the Company’s common stock on each stock option grant date during the years ended December 31, 2009 and the December 31, 2010:

Grant Date	Number of Stock Options Issued	Weighted average Exercise Price of One Share of Common Stock
First Quarter 2009	23,000	$19.50
Second Quarter 2009	13,000	$28.90
Third Quarter 2009	812,000	$26.06
Fourth Quarter 2009	34,000	$23.17
First Quarter 2010	35,000	$17.67
Second Quarter 2010	19,000	$14.94
Third Quarter 2010	—	$—
Fourth Quarter 2010	53,000	$13.28

Total	989,000

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model. For the years ended December 31, 2010, 2009 and 2008, fair value of stock options was measured using the following assumptions:

	December 31, 2010	December 31, 2009	December 31, 2008
Expected life	7.10 years	6.3 – 7.15 years	6.3 – 6.5 years
Risk-free interest rate range	1.8% – 3.3%	2.1% – 3.3%	2.4% – 3.8%
Expected dividends	—	—	—
Volatility	51.7% –53.4%	53.3% – 55.6%	41.9% –50.8%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.42, $14.41 and $8.48 for the years ended December 31, 2010, 2009 and 2008, respectively. The total grant date fair value of options that vested during years ended December 31, 2010, 2009 and 2008 was approximately $8.3 million, $5.1 million and $1.0 million, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2008	3,603	$9.03
Granted	882	25.81
Exercised	(1,271)	3.50
Cancelled	(75)	13.62

Options outstanding—December 31, 2009	3,139	$15.87
Granted	107	15.01
Exercised	(53)	2.19
Cancelled	(9)	21.20

Options outstanding—December 31, 2010	3,184	$16.06	$9,723	7.30

Vested or expected to vest-December 31, 2010	3,009	$16.06	$9,189	7.30

Exercisable-December 31, 2010	1,792	$12.34	$9,242	6.70

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from current estimates. In 2010, the Company’s estimated forfeiture rate was 5.5%.

The unrecognized compensation cost associated with options outstanding at December 31, 2010 and 2009 is $13.1 million and $19.0 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.2 years and 3.0 years as of December 31, 2010 and 2009, respectively.

Non-vested Shares

During 2010, the Company’s Board of Directors granted approximately 0.8 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the year ended December 31, 2010 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	—
Granted	356	$25.65

Non-vested at December 31, 2009	356	$25.65
Granted	842	13.47
Vested	(117)	$25.56
Cancelled	(8)	$23.62

Non-vested at December 31, 2010	1,073	$16.11

The unrecognized compensation cost associated with non-vested shares at December 31, 2010 is $16.3 million. The weighted average remaining term that the compensation will be recorded is 3.2 years.

12.    BUSINESS ACQUISITIONS

On October 1, 2010, the Company completed the acquisition of Tinet. The total cash paid for the acquisition was $103.1 million, comprised of $77.4 million, in cash, paid on October 1, 2010 for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt as part of the closing and $5.4 million in cash acquired. The Company recorded approximately $4.0 million for acquisition related costs, including legal, accounting and advisory services in its statement of income under general and administrative expenses. In the period between the acquisition date and December 31, 2010, Tinet generated approximately $16.1 million of revenue and $0.9 million of operating income.

Tinet is a global carrier exclusively committed to the IP and Ethernet wholesale market which provides global IP transit and Ethernet connectively to carriers, service providers and content providers worldwide. With this acquisition, the Company evolved from being a primarily U.S. voice interconnection company into being a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. These factors contributed to the goodwill recognized.

The allocation of the purchase price is preliminary, based on initial accounting of the assets acquired and liabilities assumed at their respective estimated fair vales on the acquisition date of October 1, 2010. The final allocation of the purchase price may result in adjustments to the recognized amounts of intangible assets and deferred taxes, which could be significant. The preliminary allocation based on management’s best estimate is as follows:

(Dollars in thousands)
Current assets	$15,336
Fixed assets	28,500
Customer relationships	32,973
Noncurrent assets	3,102
Current liabilities	(20,471)
Deferred tax liability	(5,805)
Noncurrent liabilities	(967)
Goodwill	50,476

Total cash paid for acquisition, net of cash acquired	$103,144

The $33.0 million of acquired intangible assets relates to the customer relationships that will be amortized over their estimated useful life of 15 years. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro from basis for the 12 months ended December 31, 2010 and 2009, as if the acquisition had taken place on January 1, 2009, respectively, is as follows:

	Year ended
(Dollars in thousands)	2010	2009
Revenue	$242,877	$226,677
Net income	31,501	41,182
Diluted earnings per share	0.94	1.21

Unaudited pro forma supplemental information is based on accounting estimates and judgments, which the Company believes are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including adjustments to depreciation on acquired property and equipment, amortization charges from acquired intangible assets, adjustments to interest income and related tax effects). The unaudited pro forma supplemental information is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had the Company and Tinet been combined at the beginning of the period presented.

13.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide voice, IP Transit and Ethernet interconnection services upon the Company’s international telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has only one operating segment.

Prior to the Company’s acquisition of Tinet, all revenues and assets were in the United States of America. The following is a summary of geographical information as of and for the year ended December 31, 2010 (in thousands:)

For the Year Ended December 31, 2010
Revenue from external customers:
United States of America	$186,744
Rest of World:
Italy	1,421
Other Countries	11,661

Total Rest of World	13,082

$199,826

Long-lived assets:
United States of America	$57,864
Rest of World:
Italy	3,504
Other Countries	16,315

Total Rest of World	19,819

$77,683

Revenue from transoceanic services is geographically determined by the customers’ legal address, since IP Transit services are global services and the Company does not track the routing used to carry traffic.

The Company includes all non-current assets, except for goodwill, in its long-lived assets.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$44,829	$44,757	$46,454	$63,786
Operating expense	30,695	31,555	33,140	50,308

Income from operations	14,134	13,202	13,314	13,478

Other (income) expense	(175)	(158)	(1,965)	1,340

Income before income taxes	14,309	13,360	15,279	12,138
Provision for income taxes	5,840	4,861	5,716	6,061

Net income	$8,469	8,499	9,563	6,077

Earnings per common share-basic (1)	$0.25	$0.26	$0.29	$0.18
Earnings per common share-diluted (1)	$0.25	$0.25	$0.29	$0.18
Weighted average number of shares outstanding-basic:	33,390	33,039	33,068	33,135
Weighted average number of shares outstanding-diluted:	33,852	33,486	33,506	33,671

	2009 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$38,249	$41,235	$44,692	$44,730
Operating expense	24,346	24,658	27,404	28,533

Income from operations	13,903	16,577	17,288	16,197

Other (income) expense	(400)	(162)	(175)	(141)

Income before income taxes	14,303	16,739	17,463	16,338
Provision for income taxes	5,259	6,065	6,377	5,827

Net income	$9,044	$10,674	$11,086	$10,511

Earnings per common share-basic (1)	$0.28	$0.32	$0.33	$.31
Earnings per common share-diluted (1)	$0.27	$0.31	$0.32	$.31
Weighted average number of shares outstanding-basic:	32,529	33,018	33,494	33,569
Weighted average number of shares outstanding-diluted:	33,533	33,948	34,181	34,116

(1)	The sum of the four quarters is not necessarily the same as the total for the year.
(2)	See our discussion of other expense found within Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We have excluded Tinet S.p.A. from the assessment of internal control over financial reporting, as of December 31, 2010, because it was acquired by the Company in a purchase business combination during the fourth quarter of 2010. The Tinet S.p.A. net assets, total assets, net revenues and net income represented 27.7%, 41.6%, 8.0% and (0.3%), respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2010.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework . Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tinet S.p.A., which was acquired on October 1, 2010 and whose financial statements constitute 27.7% and 41.6% of net and total assets, respectively, 8.0% of revenues, and (0.3%) of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly our audit did not include the internal control over financial reporting at Tinet S.p.A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 16, 2011

(d) Changes in Internal Control over Financial Reporting

With the exception of the change in controls noted below, no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the 4th quarter of 2010, we completed the acquisition of Tinet. We believe that the internal controls of Tinet have a material effect on our internal control over financial reporting. In addition, we implemented new controls for mergers & acquisitions, consolidation of financial statements, and purchase accounting. These controls became necessary following the purchase of Tinet on October 1, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference to the information set forth in Neutral Tandem’s proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2010. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

On February 16, 2011, our Board of Directors elected G. Edward Evans to succeed Rian J. Wren as Chief Executive Officer of the Company effective April 1, 2011. Mr. Evans will also continue to serve as a Director of the Company.

On February 16, 2011, our Board of Directors also approved the terms of the employment agreement with Mr. Evans, which will be effective as of April 1, 2011.

The employment agreement with Mr. Evans will be for a term of four (4) years, commencing April 1, 2011, and will renew automatically for one-year terms unless Mr. Evans or the Company provides prior notice of non-renewal of the agreement. The employment agreement will provide for an annual salary of $495,000 and a discretionary annual incentive cash bonus and/or equity award. In the event Mr. Evans’ employment is terminated (i) by the Company without cause, (ii) by Mr. Evans for good reason, or (iii) by Mr. Evans for any reason following the Company’s delivery of a notice of non-renewal of the agreement, the employment agreement will provide for a severance payment equal to one (1) years’ base salary payable in equal installments in accordance with the Company’s payroll payment schedule. In the event that Mr. Evans’ employment is terminated by the Company within twelve (12) months following a change of control, Mr. Evans’ agreement will provide for a severance payment equal to two (2) years’ base salary. If Mr. Evans terminates his employment for any reason within twelve (12) months following a change of control, Mr. Evans’ agreement will provide for a severance payment equal to one (1) years’ base salary. The agreement will also provide that no severance payment is due in the event of termination with cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. The agreement will contain an agreement by Mr. Evans not to compete with the Company for one (1) year following his termination. The Company has also agreed to provide Mr. Evans with a furnished corporate apartment within reasonable commuting distance of the Company’s principal offices in Chicago, Illinois. The Company has also agreed to provide Mr. Evans with one (1) round trip single passenger airline ticket (by economy class) per week between Chicago, Illinois and Oklahoma City, Oklahoma.

Subject to and conditioned upon his appointment, on April 1, 2011, Mr. Evans will receive a grant of 200,000 shares of restricted stock. One quarter of the shares of restricted stock granted to Mr. Evans will vest on April 1, 2012, and the remaining three quarters of the shares will vest in equal monthly installments over the subsequent 36 months. In addition, subject to and conditioned upon his appointment, on April 1, 2011, Mr. Evans will receive a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of the closing market price of the Company’s common stock on April 1, 2011. One quarter of these options will vest on April 1, 2012, and the remaining three quarters of the options will vest in equal monthly installments over the subsequent 36 months. If there is a change of control of the Company, 50% of all unvested equity awards will become fully vested. If Mr. Evans’ employment is terminated by the Company without cause and not in connection with a change in control of the Company, any unvested equity awards that would have vested within six (6) months of the date of termination will become fully vested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Neutral Tandem’s common stock and by each Neutral Tandem director, each Neutral Tandem named executive officer, and all directors and executive officers as a group, can be found in Neutral Tandem’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Information relating to securities authorized under our equity compensation plans as of December 31, 2010 is set forth in Footnote 11 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Acquisition of Tinet	Additions Charged to Operations	Write- offs	Ending Balance
	(In thousands)
Trade receivable allowances for the year ended:
December 31, 2008	$—	—	$8	$(8)	—
December 31, 2009	$—	—	$—	$—	—
December 31, 2010	$—	$794	$51	$(201)	644

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between Neutral Tandem, Inc., on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (1)

3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (2)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (3)

4.1	Specimen certificate evidencing shares of common stock (2)

Exhibit Number	Description of Exhibit

4.2	Voting Agreement, dated November 19, 2004, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski and Jeffrey C. Wells (2)

4.3	Second Amended and Restated Stockholders Agreement dated as of February 2, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, and Richard Anderson (2)

4.4	First Amendment to Second Amended and Restated Stockholders Agreement dated as of October 31, 2006, by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II-A, L.P, Montagu Newhall Global Partners II, L.P, Montagu Newhall Global Partners II-B, L.P, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Bob Hawk, Edward M. Greenberg, David Weisman, Doreen Kluber, C. Ann Brown, Louise D’Amato, Bill Capraro, Joseph Onstott, Elizabeth Ann Petty, Ronald W. Gavillet, Robert M. Junkroski, Joseph Tighe, John Barnicle, Doreen Kluber, C. Ann Brown, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, David Weisman, Robert C. Atkinson, Lawrence M. Ingeneri, Irrevocable Trust for Katherine Vance Hynes, Gavillet Grantor Annuity Trust, Swenson Grantor Annuity Trust, Jon Clopton, Jack W. Swenson, Eric Carlson, Christopher F. Swenson, Alexander P. & Heather B. Doll Family Trust, Dave Redmon, Dixon & Sarah Doll Jr. Family Trust, Kathleen Starr, Andrew J. Doll, Michael E. Hawk, Jeffrey C. Wells, Jonathan B. Junkroski Trust, Sharon van Alstine, Jeffrey H. Hartzell, Julia K. Junkroski Trust, Stephanie G. Hawk, Janice Hewitt, Christopher G. Hawk, David Lopez, David Tatak, R. Casey Hawk, The Dixon and Carol Doll Family Trust, Ralph Valente, Charles and Janine Junkroski, as joint tenants, Irrevocable Trust for Alanna Marie Hynes, Richard Anderson, Everett Mark Virdin, Jorge Pizano, Thomas Carter, John Leland and David Wojcik (2)

Exhibit Number	Description of Exhibit

4.5	Second Amended and Restated Registration Rights Agreement, dated February 2, 2006, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Robert M. Junkroski, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Robert C. Hawk, Edward M. Greenberg, Karen L. Linsley, Paul Oakley, Paul W. Chisholm, Joseph Tighe, John Barnicle, Ronald W. Gavillet, Lawrence M. Ingeneri; Christopher Swenson, Jeffrey C. Wells, Jeffrey Hartzell, Janice Hewitt, David Lopez, The Dixon and Carol Doll Family Trust, Irrevocable Trust for Alanna Marie Hynes, Irrevocable Trust for Katherine Vance Hynes, Alexander P. & Heather B. Doll Family Trust, Dixon & Sarah Doll Jr. Family Trust, Andrew J. Doll, Jonathan B. Junkroski Trust, Julia K. Junkroski Trust, David Tatak, Ralph Valente, Richard Anderson, Jon Clopton, Eric Carlson, Dave Redmon and Kathleen Starr (2)

4.6	Option Agreement, dated November 26, 2003 by and between Neutral Tandem, Inc., DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, James P. Hynes, Robert C. Hawk, Ronald W. Gavillet, Christopher F. Swenson, John Barnicle, Robert M. Junkroski, Jeffrey C. Wells, Jeffrey H. Hartzell, Janice Hewitt, David Lopez and the Dixon and Carol Doll Family Trust (2)

4.7	Warrant, dated May 28, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

4.8	Warrant, dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

4.9	Warrant, dated April 29, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

4.10	Warrant dated December 20, 2004 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

4.11	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

4.12	Supplement to Warrant dated January 18, 2006 issued by Neutral Tandem, Inc. to Venture Lending & Leasing IV, LLC (2)

10.1	Employment Agreement dated February 6, 2006, by and between Rian Wren and Neutral Tandem, Inc. (2)

10.2	Employment Agreement dated May 9, 2006, by and between Robert Junkroski and Neutral Tandem, Inc. (2)

10.3	Employment Agreement dated May 9, 2006, by and between Ronald Gavillet and Neutral Tandem, Inc. (2)

10.4	Employment Agreement dated May 9, 2006, by and between Surendra Saboo and Neutral Tandem, Inc. (2)

10.5	Employment Agreement dated November 3, 2006 by and between David Lopez and Neutral Tandem, Inc. (2)

10.6	Form of Indemnification Agreement (2)

10.7	Form of Proprietary Information and Inventions Agreement (2)

Exhibit Number	Description of Exhibit

10.8	Stock Purchase Agreement dated as of November 26, 2003, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003 Limited Partnership and Bob Hawk (2)

10.9	Stock Purchase Agreement dated as of November 19, 2004, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Three Shores Partners, LLC, Mesirow Capital Partners VIII, L.P., James P. Hynes, Bob Hawk, Robert C. Atkinson, David Weisman, Ed Greenberg, Elizabeth Ann Petty, Doreen Kluber, Louise D’Amato, Karen L. Linsley, Paul Oakley, Bill Capraro, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe, Joseph Onstott, Robert M. Junkroski, Ronald W. Gavillet and John Barnicle (2)

10.10	First Amendment to Stock Purchase Agreement dated as of November 19, 2004 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., Three Shores Partners, LLC, New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership and James P. Hynes (2)

10.11	Second Amendment to Stock Purchase Agreement dated as of June 17, 2005 by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership and James P. Hynes (2)

10.12	Stock Purchase Agreement, dated as of February 2, 2006, by and among Neutral Tandem, Inc., DCM III, L.P., DCM III-A, L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, Bob Hawk, Edward M. Greenberg, Paul W. Chisholm, Lawrence M. Ingeneri, Joseph Tighe and John Barnicle (2)

10.13	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and DCM III, L.P., DCM III-A, L.P. and DCM Affiliates Fund III, L.P. (2)

10.14	Management Rights Agreement dated as of November 26, 2003 among Neutral Tandem, Inc. and New Enterprise Associates 10, Limited Partnership (2)

10.15	Observation Rights Agreement dated as of November 19, 2004 between Neutral Tandem, Inc. and Mesirow Capital Partners VIII, L.P. (2)

10.16	Observation Rights Agreement dated as of February 2, 2006 between Neutral Tandem, Inc. and Montagu Newhall Global Partners II, L.P. (2)

10.17	Observation Rights Agreement dated as of February 2, 2006 among Neutral Tandem, Inc. and Wasatch Small Capital Growth Fund, Wasatach Ultra Growth Fund and Wasatach Global Science & Technology Fund (2)

10.18	Restricted Stock Agreement, dated November 8, 2004, by and between Neutral Tandem, Inc. and David Lopez (2)

10.19	Restricted Stock Agreement, dated October 2006, by and between Neutral Tandem, Inc. and Dixon Doll (2)

10.20	Neutral Tandem, Inc. 2007 Long Term Equity Incentive Plan (2)

10.21	Standard Purchase and License Terms, dated January 10, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (2)

10.22	Standard Purchase and License Terms, dated May 25, 2005, between Sonus Networks, Inc. and Neutral Tandem, Inc. (2)

Exhibit Number	Description of Exhibit

10.23	Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (2)

10.24	Supplement to the Loan and Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Lending and Leasing IV, Inc. (2)

10.25	Supplement No. 2, dated December 20, 2004, to the Loan and Security Agreement dated as of May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (2)

10.26	Intellectual Property Security Agreement, dated May 28, 2004, by and between Neutral Tandem, Inc. and Venture Lending and Leasing IV, Inc. (2)

10.27	Lease Agreement dated May 1, 1999 between 717 South Wells, L.L.C. and Neutral Tandem, Inc., as assignee (2)

10.28	Lease, dated October 20, 2003, by and between 717 South Wells, L.L.C. and Neutral Tandem, Inc. (2)

10.29	Lease, dated May 10, 2004, by and between 75 Broad, LLC and Neutral Tandem, Inc. (2)

10.30	Assignment and Assumption Agreement, dated June 1, 2005 by and between Switch and Data Five LLC f/k/a Layer One Chicago, LLC and Neutral Tandem, Inc. (2)

10.31	Form of Customer Agreement (2)

10.32	Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.33	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.34	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.35	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.36	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and James P. Hynes (2)

10.37	Amended and Restated Restricted Stock Agreement, dated November 26, 2003, by and between Neutral Tandem, Inc. and Ronald W. Gavillet (2)

10.38	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated March 1, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (2)

10.39	Amendment No. 2 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc., and Ronald W. Gavillet (2)

10.40	Restricted Stock Agreement, dated October 28, 2003, by and between Neutral Tandem, Inc. and Robert M. Junkroski (2)

10.41	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (2)

10.42	Restricted Stock Agreement, dated as of June 30, 2004, by and between Neutral Tandem, Inc. and Bob Hawk (2)

10.43	Restricted Stock Agreement dated as of November 8, 2004, by and between Neutral Tandem, Inc. and James P. Hynes (2)

10.44	Amended and Restated Restricted Stock Agreement dated as of December 14, 2004, by and between James P. Hynes and Neutral Tandem, Inc. (2)

10.45	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and James P. Hynes (2)

Exhibit Number	Description of Exhibit

10.46	Restricted Stock Agreement dated as of November 8, 2004 by and between Robert M. Junkroski and Neutral Tandem, Inc. (2)

10.47	Amended and Restated Restricted Stock Agreement, dated December 14, 2004, by and between Neutral Tandem, Inc. and Robert M. Junkroski (2)

10.48	Amendment No. 1 to Amended and Restated Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and Robert M. Junkroski (2)

10.49	Restricted Stock Agreement, dated November 10, 2003, by and between Neutral Tandem, Inc. and David Lopez (2)

10.50	Amendment No. 1 to Restricted Stock Agreement, dated June 10, 2005, by and between Neutral Tandem, Inc. and David Lopez (2)

10.51	Addendum to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (2)

10.52	Addendum No. 2 to Standard Purchase and License Terms, dated August 17, 2006, between Neutral Tandem, Inc. and Sonus Networks, Inc. (2)

10.53	Addendum to Standard Purchase and License Terms, dated August 27, 2007, between Neutral Tandem, Inc. and Sonus Networks, Inc. (2)

10.54	Amendment to Employment Agreement dated January 21, 2008 between Rian Wren and Neutral Tandem, Inc. (4)

10.55	Amendment to Employment Agreement dated January 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (4)

10.56	Amendment to Employment Agreement dated January 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (4)

10.57	Amendment to Employment Agreement dated January 21, 2008 between the Ronald Gavillet and Neutral Tandem, Inc. (4)

10.58	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.59	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.60	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (5)

10.61	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Surendra Saboo (5)

10.62	Second Amendment to Employment Agreement dated November 21, 2008 between Rian Wren and Neutral Tandem, Inc. (6)

10.63	Second Amendment to the Employment Agreement dated November 21, 2008 between Surendra Saboo and Neutral Tandem, Inc. (6)

10.64	Second Amendment to the Employment Agreement dated November 21, 2008 between Robert Junkroski and Neutral Tandem, Inc. (6)

10.65	Amendment to Employment Agreement dated January 21, 2008 between David Lopez and Neutral Tandem, Inc. (6)

10.66	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (8)

Exhibit Number	Description of Exhibit

10.67	Employment Agreement dated February 5, 2008 between Richard Monto and Neutral Tandem, Inc. (8)

10.68	Amendment to Employment Agreement dated November 21, 2008 between Richard Monto and Neutral Tandem, Inc. (8)

10.69	UBS Financial Services Inc. Acceptance Letter Relating to Auction Rate Securities dated November 14, 2008 (8)

10.70	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan (8)

10.71	Third Amendment to Employment Agreement dated December 28, 2009 between Rian Wren and Neutral Tandem, Inc. (9)

10.72	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and Neutral Tandem, Inc. (10)

10.73	Employment Agreement dated October 1, 2010, by and between Robert M. Junkroski and Neutral Tandem, Inc. (11)

10.74	Employment Agreement dated October 1, 2010, by and between David Lopez and Neutral Tandem, Inc. (11)

10.75	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and Neutral Tandem, Inc. (11)

10.76	Employment Agreement dated October 1, 2010, by and between Surendra Saboo and Neutral Tandem, Inc. (11)

10.77	Employment Agreement dated September 9, 2010, by and between Paolo Susnik and Tinet S.p.A.*

10.78	Agreement on Effect of Retirement on Unvested Equity Awards; Transition Services dated February 16, 2011, by and between Rian Wren and Neutral Tandem, Inc. *

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

Exhibit Number	Description of Exhibit

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 22, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 24, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K filed on December 31, 2009 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-K filed on May 7, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

NEUTRAL TANDEM, INC.

By:	/S/ RIAN WREN
Rian Wren, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2011.

Signature	Title

/S/ RIAN J. WREN Rian J. Wren	Chief Executive Officer and Director (Principal Executive Officer)

/S/ SURENDRA SABOO Surendra Saboo	President and Chief Operating Officer

/S/ ROBERT M. JUNKROSKI Robert M. Junkroski	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JAMES P. HYNES James P. Hynes	Director, Chairman

/S/ PETER J. BARRIS Peter J. Barris	Director

/S/ ROBERT C. HAWK Robert C. Hawk	Director

/S/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/S/ EDWARD EVANS Edward Evans	Director