Form 10-Q
period 2011-03-31
Neutral Tandem Inc
filed 2011-05-10
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33778

NEUTRAL TANDEM, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1786871
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 West Adams Street

Suite 900

Chicago, IL 60661

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

As of May 2, 2011, 34,441,072 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$119,625	$106,674
Receivables	41,233	38,610
Deferred income taxes-current	1,754	1,855
Other current assets	7,748	7,647

Total current assets	170,360	154,786
Property and equipment — net	79,498	77,683
Intangible assets — net	32,931	31,506
Goodwill	52,229	49,098
Restricted cash	962	962
Other assets	1,557	1,492

Total assets	$337,537	$315,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,414	$13,748
Accrued liabilities:
Taxes payable	3,575	664
Circuit cost	9,024	10,508
Rent	1,273	1,285
Payroll and related items	3,510	3,770
Other	4,573	2,968

Total current liabilities	36,369	32,943
Other liabilities	957	914
Deferred income taxes-noncurrent	10,000	10,387

Total liabilities	47,326	44,244
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 34,149,858 shares and 33,166,242 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	34	33
Additional paid-in capital	177,323	171,343
Accumulated other comprehensive income (loss)	2,646	(2,117)
Retained earnings	110,208	102,024

Total shareholders’ equity	290,211	271,283

Total liabilities and shareholders’ equity	$337,537	$315,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$66,418	$44,829
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	25,819	14,361
Operations	9,419	5,521
Sales and marketing	3,359	510
General and administrative	10,058	6,400
Depreciation and amortization	7,106	3,948
Gain on disposal of fixed assets	(6)	(45)

Total operating expense	55,755	30,695

Income from operations	10,663	14,134

Other (income) expense:
Interest expense	—	4
Interest income	(13)	(54)
Other (income) expense	14	(125)
Foreign exchange (gain) loss	(1,763)	—

Total other income	(1,762)	(175)

Income before income taxes	12,425	14,309
Provision for income taxes	4,241	5,840

Net income	$8,184	$8,469

Net income per share:
Basic	$0.24	$0.25

Diluted	$0.24	$0.25

Weighted average number of shares outstanding:
Basic	34,251	33,390

Diluted	34,695	33,852

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$8,184	$8,469
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	7,106	3,948
Deferred income taxes	(663)	(1,262)
Gain on disposal of fixed assets	(6)	(45)
Non-cash share-based compensation	6,582	2,391
Changes in fair value of ARS	—	(65)
Changes in fair value of ARS rights	—	(60)
Excess tax deficiency (benefit) associated with share-based payments	98	(54)
Changes in assets and liabilities:
Receivables	(1,827)	3,607
Other current assets	184	(114)
Other noncurrent assets	(1,919)	1
Accounts payable	(1,000)	117
Accrued liabilities	2,258	2,107
Noncurrent liabilities	(14)	—

Net cash flows from operating activities	18,983	19,040

Cash Flows From Investing Activities:
Purchase of equipment	(5,590)	(2,555)
Proceeds from sale of equipment	6	46
Increase in restricted cash	—	(463)
Proceeds from the redemption of ARS	—	3,350

Net cash flows from investing activities	(5,584)	378

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	94	15
Restricted shares withheld to cover employee taxes paid	(597)	—
Excess tax (deficiency) benefit associated with share-based payments	(98)	54
Payments made for repurchase of common stock	—	(9,556)
Principal payments on long-term debt	—	(235)

Net cash flows from financing activities	(601)	(9,722)

Effect of exchange rate changes on cash	153	—
Net Increase In Cash And Cash Equivalents	12,951	9,696
Cash And Cash Equivalents — Beginning	106,674	161,411

Cash And Cash Equivalents — End	$119,625	$171,107

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$—	$242

Cash paid for taxes	$349	$1,595

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$4,433	$1,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Neutral Tandem, Inc. (the Company) provides U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides its solutions to customers, like content providers, who also typically do not have their own network.

Acquisition of Tinet S.p.A. — On October 1, 2010 the Company completed its acquisition of Tinet S.p.A. (Tinet) for $103.1 million, comprised of $77.4 million, in cash, paid on October 1, 2010 for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt as part of the closing and $5.4 million in cash acquired. The purchase price was financed with cash from the Company’s balance sheet. $7.5 million of cash consideration was placed in escrow for a period of two years following the acquisition. Additionally, the Company recorded approximately $4.0 million for acquisition-related costs, including legal, accounting and advisory services in its statement of income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values approximate fair value. At March 31, 2011 the Company had $22.8 million of cash in banks and $96.8 million in two money market mutual funds. At December 31, 2010, the Company had $12.9 million of cash in banks and $93.8 million in two money market mutual funds.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Property and Equipment — Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for switch equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is periodically evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Goodwill and Intangible Assets, Net — Goodwill and intangible assets were recognized in 2010 as a result of the acquisition of Tinet.

In accordance with the provisions of ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”), goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. The annual assessment occurs in the fourth quarter of each year.

The change in the carrying amount of goodwill during the three months ended March 31, 2011, is as follows:

(Dollars in thousands)	December 31, 2010	Currency Translation Effect	March 31, 2011
Goodwill	$49,098	$3,131	$52,229

Intangible assets, net consist of the following:

	March 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$34,116	$(1,185)	$32,931
	December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,072	$(566)	$31,506

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.6 million in the three months ended March 31, 2011. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.1 million for 2011, $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, and $2.4 million for 2015.

Revenue Recognition — The Company generates revenue from sales of its voice, IP Transit, and Ethernet services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minute of use. The rates charged per minute are determined by contracts between the Company and its customers or by filed and effective tariffs.

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
Numerator:
Net income applicable to common shareholders	$8,184	$8,469
Denominator:
Weighted average common shares outstanding	34,251	33,390
Effect of dilutive securities:
Stock options	444	462

Denominator for diluted earnings per share	34,695	33,852

Net earnings per share:
Basic — as reported	$0.24	$0.25

Diluted — as reported	$0.24	$0.25

Options to purchase 2.4 and 2.3 million shares of common stock were outstanding during the three months ended March 31, 2011 and March 31, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Accounting for Share-Based Payments — The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The amount of share-based expense recorded in the three months ended March 31, 2011 and 2010, is $6.6 million and $2.4 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 6, “Stock Options and Non-vested Shares”

Stock Repurchase — On February 16, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of outstanding common stock as part of a stock repurchase program. In the three months ended March 31, 2010, the Company repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

On February 21, 2011, the Company announced that our Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. On April 18, 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. on behalf of themselves and their respective affiliated funds, persons and entities (collectively, the “Investor Group”), pursuant to which the Company agreed, subject to certain conditions, to convert its existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer on or prior to June 17, 2011. As of May 10, 2011, no shares have been repurchased in the discretionary stock repurchase program.

Foreign Exchange —The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity.

Recent Accounting Pronouncements — In December 2010, the FASB issued accounting standard update 2010-19, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

The court’s September 2, 2010 order also denied the Company’s motion for summary judgment. The Company sought summary judgment on its claim that Peerless Network infringed the ’708 Patent, as well as summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. At a hearing on September 22, 2010, the court allowed the Company to file a new motion for summary judgment on Peerless Network’s claim that the ’708 Patent is unenforceable. The court also dismissed Counts IV-VII of Peerless Network’s counterclaims, which were claims against the Company based on allegations of monopolization, monopoly leveraging, violations of the Illinois Antitrust Act, and tortious interference with prospective business relations. Briefing on the Company’s new motion for summary judgment was completed on October 27, 2010.

On December 9, 2010, the court issued an opinion and order granting the Company’s motion for summary judgment on Peerless’s claim that the ’708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

On December 20, 2010, the Company filed notice that it plans to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ’708 Patent is invalid. On January 13, 2011, Peerless Network cross-appealed the court’s order granting the Company’s motion for summary judgment and finding that the ’708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in the Company’s favor. The Company currently anticipates that briefing on the parties’ cross-appeals will be completed in approximately August 2011, though that schedule is subject to change.

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

On May 20, 2010, the USPTO granted the Company’s request to extend the time by which it must file its response to the March 26, 2010 office action from May 26, 2010 to July 26, 2010.

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

On July 26, 2010, the Company responded to the USPTO’s March 26, 2010 office action. On November 24, 2010, the USPTO issued an action closing prosecution, in which the USPTO maintained its rejection of the ’708 Patent’s 23 original claims, as well as 35 additional claims added to the ’708 Patent in the Company’s July 26, 2010 response.

On January 7, 2011, the Company filed a response to the USPTO’s November 24, 2010 action closing prosecution. Thereafter, Peerless Network filed comments in opposition to the Company’s response on February 4, 2011.

On March 11, 2011, the USPTO issued a right of appeal notice, in which the USPTO maintained its rejection of the ‘708 Patent’s 23 original claims, as well as the 35 additional claims added to the ‘708 Patent in the Company’s July 26, 2010 response.

On April 11, 2011, the Company filed a notice of appeal of the USPTO’s decision to the Board of Patent Appeals and Interferences (the “BPAI”). Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. The Company currently anticipates that briefing on the parties’ appeals before the BPAI will be completed in approximately December 2011, though that schedule is subject to change.

After reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ’708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ’708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

Since the Company is unable to predict the outcome of Peerless Network’s claim that the ‘708 Patent is unenforceable, the Company has not recorded a liability associated with this claim.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 34.1% for the three months ended March 31, 2011, compared to 40.8% for the same period last year.

The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company’s Illinois EDGE credit can be carried forward five years. For the year ended December 31, 2010, the Company recorded a partial valuation allowance of $0.6 million against the credit as the Company believed it was more likely than not that future taxable income would be insufficient to realize the full benefit of the credit. For the three months ended March 31, 2011, the Company believes, more likely than not, that future taxable income and the increase to the Illinois corporate income tax rate, effective as of the Company’s taxable year ending December 31, 2011, will result in the realization of the full benefit of the credit. Accordingly, the Company released the full $0.6 million valuation allowance against the Illinois EDGE credit.

The decrease in the Company’s effective income tax rate for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to the release of the valuation allowance against the Illinois EDGE credit deferred tax asset in the first quarter of 2011. Additional items that result in the variance of the Company’s estimated effective income tax rate from the statutory federal income tax rate of 35% include the impact of state income taxes, Illinois EDGE credit tax benefit and foreign taxes.

The Company files U.S. Federal, various U.S. state and local, and foreign income tax returns. With few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations for years before 2007. The IRS has commenced an examination of the Company’s 2008 federal income tax return. As of March 31, 2011, the IRS had not proposed any material adjustments to such income tax return. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, the Company will resolve some or all of the matters presently under consideration for 2008 with the IRS. In the first quarter of 2010, the State of Illinois concluded an examination of the Company’s 2006 and 2007 Illinois state income tax returns. The audit resulted in no material changes. At March 31, 2011, and December 31, 2010, the Company did not have any income tax liability due to uncertain tax positions related to U.S. federal, state or local income tax positions. At March 31, 2011, and December 31, 2010, the company had income tax liabilities in foreign jurisdictions of approximately $0.3 million and $0.2 million, respectively, due to uncertain tax positions.

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 options and shares of restricted stock to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan, which was subsequently amended and restated (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2011, the Company had granted a total of 794,442 options that remained outstanding under the 2003 Plan.

At March 31, 2011, the Company had granted a total of 2,368,250 options and 860,934 non-vested shares that remained outstanding under the 2007 Plan. Awards for 1,161,543 shares, representing approximately 3.5% of the Company’s outstanding common stock as of March 31, 2011, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended March 31, 2011, the Company granted 18,000 options at a weighted-average exercise price of $16.73.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the three months ended March 31, 2011 and March 31, 2010:

	March 31, 2011	March 31, 2010
Expected life	7.0 years	7.1 years
Risk-free interest rate range	2.54 – 2.87%	3.0 – 3.1%
Expected dividends	—	—
Volatility	51.6%	52.6%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $9.25 and $10.06 for the three months ended March 31, 2011 and 2010, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2011 and 2010 was approximately $0.9 million and $0.6 million, respectively.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2011:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2011	3,184	$16.06
Granted	18	16.73
Exercised	39	2.65
Cancelled	—	—

Options outstanding — March 31, 2011	3,163	$16.23	$9,526	7.1

Vested or expected to vest-March 31, 2011	2,989	$16.23	$9,002	7.1

Exercisable-March 31, 2011	1,843	$12.93	$9,010	6.5

The unrecognized compensation cost associated with options outstanding at March 31, 2011 and December 31, 2010 was $9.6 million and $13.1 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.0 years and 2.2 years as of March 31, 2011 and December 31, 2010, respectively.

Non-vested Shares

During 2010, the Company’s Board of Directors granted approximately 0.8 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. During the three months ended March 31, 2011, the Company’s Board of Directors granted less than 0.1 million non-vested shares. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2011 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2011	1,073	$16.11
Granted	6	18.36
Vested	(124)	15.13
Cancelled	(94)	15.68

Non-vested at March 31, 2011	861	$15.41

The unrecognized compensation cost associated with non-vested shares at March 31, 2011 and December 31, 2010 was $12.0 million and $16.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.5 years and 3.2 years as of March 31, 2011 and December 31, 2010, respectively.

During the quarter ended March 31, 2011, Rian J. Wren, the Company’s Chief Executive Officer since 2006, announced his decision to retire from the Company on March 31, 2011. He continues to serve on the Board of Directors following his retirement. As a result of this decision, the Board approved the acceleration of the vesting on approximately 0.2 million options and 0.1 million non-vested shares, in addition to the forfeiture of 0.1 million non-vested shares. All options and non-vested shares are fully vested as of March 31, 2011. Non-cash compensation expense of $6.6 million recorded in the first quarter 2011 included $2.0 million related to the acceleration of options and $1.6 million related to the acceleration of non-vested shares.

6. BUSINESS ACQUISITION

On October 1, 2010, the Company completed the acquisition of Tinet. The total cash paid for the acquisition was $103.1 million, comprised of $77.4 million, in cash, paid on October 1, 2010 for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt as part of the closing and $5.4 million in cash acquired. In addition to the cash, the Company recorded approximately $4.0 million for acquisition-related costs, including legal, accounting and advisory services in its statement of income under general and administrative expenses.

Tinet is a global carrier exclusively committed to the IP and Ethernet wholesale market which provides global IP transit and Ethernet connectively to carriers, service providers and content providers worldwide. With this acquisition, the Company evolved from a primarily U.S. voice interconnection company into a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. These factors contributed to the goodwill recognized.

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

(Dollars in thousands)
Current assets	$15,336
Fixed assets	28,500
Customer relationships	32,973
Noncurrent assets	3,102
Current liabilities	(20,471)
Deferred tax liability	(5,805)
Noncurrent liabilities	(967)
Goodwill	50,476

Total cash paid for acquisition	$103,144

The $33.0 million of acquired intangible assets relates to the customer relationships that will be amortized over their estimated useful life of 15 years. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro from basis for the 3 months ended March 31, 2011 and March 31, 2010, as if the acquisition had taken place on January 1, 2010, respectively, is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Revenue	$66,418	$60,217
Net income	8,184	6,395
Diluted earnings per share	0.24	0.19

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

7. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide voice, IP Transit and Ethernet interconnection services via the Company’s international telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has only one operating segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this quarterly report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “estimates,” “projects,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the impact of current and future regulation, including intercarrier compensation reform currently pending at the Federal Communications Commission; the effects of competition, including direct connects; the risks associated with our ability to successfully develop and market international voice services and Ethernet services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market international voice and Ethernet services; the ability to develop and provide other new services; the risk that our business and the Tinet business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2010 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Voice Services

We provide voice interconnection services principally to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Competitive carriers are carriers that are not Incumbent Local Exchange Carriers, or ILECs, such as AT&T, Verizon and Qwest.

Prior to the introduction of our local service, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were interconnecting the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects”. Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems become increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth, and the purchase of ILEC tandem services become an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local tandem transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission for interstate calls and by state public utility commissions for intrastate calls. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of March 31, 2011.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet, an Italian corporation that operates a global IP backbone network. As a result of the foregoing, our service offerings now include switching and carrying local, long distance and international voice traffic.

Data and International Services

As part of our long-term growth strategy, we acquired Tinet, an Italian corporation. Tinet provides IP Transit and Ethernet services primarily to carriers, service providers and content providers worldwide.

With this acquisition, we evolved from a primarily U.S. voice interconnection company into a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. The acquisition expanded our IP-based network internationally, enabling global end-to-end delivery of wholesale voice, IP Transit and Ethernet solutions.

We have IP Transit and Ethernet service agreements with over 670 customers in over 70 countries. In 2010, we carried over 1 Terabit of customer IP traffic. We have over 100 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support.

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

The average fee per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 10 additional markets we added during the first three months of 2011 and the 42 new markets that we added in 2010 as financially attractive, the rates for local transit service we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier.

Our voice service incorporates other components beyond switching. In addition to switching, we generally provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per-minute fees are intended to incorporate all of these services.

IP Transit revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

While generally not seasonal in nature, our voice revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly.

Operating Expense. Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization and the gain or loss on the disposal of fixed assets.

Network and Facilities Expense. Our network and facilities expenses for our voice and data services include transport capacity, or circuits, signaling network costs for voice services and facility rents and utilities, together with other costs that directly support our switch locations and POPs. We do not defer or capitalize any costs associated with the start-up of new switch locations or POPs. The start-up of an additional switch location or POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers or to carry traffic over our network backbone. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our switch facilities, which expire through February 2025. Additionally, we pay the cost of all the utilities for all of our switch and POP locations.

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

Depreciation and Amortization Expense. Depreciation and amortization expense is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for switch equipment and test equipment, three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based upon the discounted cash flows recognized over their estimated useful lives of 15 years.

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

Other (Income) Expense. Other (income) expense includes adjustments to the fair value of the Auction Rate Securities (ARS) and the related ARS Rights.

Foreign Exchange (Gain) Loss. Foreign exchange (gain) loss consists of the gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on March 16, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2011.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Revenue	$66,418	$44,829
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	25,819	14,361
Operations	9,419	5,521
Sales and marketing	3,359	510
General and administrative	10,058	6,400
Depreciation and amortization	7,106	3,948
Gain on disposal of fixed assets	(6)	(45)

Total operating expense	55,755	30,695

Income from operations	10,663	14,134

Other (income) expense:
Interest expense	—	4
Interest income	(13)	(54)
Other (income) expense	14	(125)
Foreign exchange (gain) loss	(1,763)	—

Total other income	(1,762)	(175)
Income before income taxes	12,425	14,309
Provision for income taxes	4,241	5,840

Net income	$8,184	$8,469

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Revenue increased to $66.4 million in the three months ended March 31, 2011 from $44.8 million in the three months ended March 31, 2010, an increase of 48.2%. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $16.1 million in revenues or 35.8% of the increase. The remaining increase in revenue of $5.5 million, or 12.4%, was primarily due to an increase of minutes of use to 31.7 billion minutes processed in the three months ended March 31, 2011 from 24.7 billion minutes processed in the three months ended March 31, 2010, an increase of 28.4%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 43 new markets since March 31, 2010. Offsetting the increase in minutes was a decrease in average fee billed per minute from $0.0018 for the three months ended March 31, 2010 to $0.0016 for the three months ended March 31, 2011.

Operating Expenses . Operating expenses for the three months ended March 31, 2011 of $55.8 million increased $25.1 million, or 81.6%, from $30.7 million for the three months ended March 31, 2010. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $25.8 million in the three months ended March 31, 2011, or 38.9% of revenue, from $14.4 million in the three months ended March 31, 2010, or 32.0% of revenue. Of this increase, $8.2 million is the network and facilities expense incurred by Tinet during the first quarter of 2011. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business in proportion to our voice business.

The remaining network and facilities expenses were $17.6 million for the three months ended March 31, 2011, or 34.9% of revenue. As noted above, our billed voice minutes were up 28.4%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses. Operations expenses increased to $9.4 million in the three months ended March 31, 2011, or 14.2% of revenue, from $5.5 million in the three months ended March 31, 2010, or 12.3% of revenue. Of this increase, $2.4 million is due to operations expenses of Tinet. The remaining increase of $1.5 million in our operations expenses primarily resulted from an increase of $0.9 million in non-cash compensation and $0.4 million in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $3.4 million in the three months ended March 31, 2011, or 5.1% of revenue, compared to $0.5 million in the three months ended March 31, 2010, or 1.1% of revenue. Of this increase, $2.5 million is due to sales and marketing expenses of Tinet. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business. The remaining increase of $0.4 million sales and marketing expenses for the three months ended March 31, 2011 is primarily due to an increase in non-cash compensation.

General and Administrative Expense. General and administrative expense increased to $10.1 million in the three months ended March 31, 2011, or 15.1% of revenue, compared with $6.4 million in the three months ended March 31, 2010, or 14.3% of revenue. Of this increase, $1.0 million is due to the acquisition of Tinet. The remaining increase of $2.7 million in our general and administrative expense is primarily due to an increase of $3.1 million in non-cash compensation, offset by a decrease of $0.7 million in professional fees. The increase in non-cash compensation in primarily due to the accelerated vested of options and non-vested shares related to the retirement of Rian J. Wren, as further discussed in footnote 6 to the condensed consolidated financial statements – “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.1million in the three months ended March 31, 2011, or 10.7% of revenue, compared to $3.9 million in the three months ended March 31, 2010, or 8.8% of revenue. Of this increase, $2.5 million is due to Tinet. The remaining $0.7 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other (Income) Expense. Other income increased to $1.8 million for the three months ended March 31, 2011. In the three months ended March 31, 2011, we recognized $1.8 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros during the first quarter of 2011. In the three months ended March 31, 2010, we recognized $0.2 million related to adjustments to the fair value of our ARS and ARS Rights.

Provision for Income Taxes. Provision for income taxes of $4.2 million for the three months ended March 31, 2011 decreased by $1.6 million compared to $5.8 million for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 and 2010 was 34.1% and 40.8%, respectively. The decrease in the tax rate was primarily due to the release of a $0.6 million valuation allowance against the Illinois EDGE credit deferred tax asset in the first quarter of 2011.

Liquidity and Capital Resources

At December 31, 2010, we had $106.7 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at March 31, 2011, we had $119.6 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net cash flows from operating activities	$18,983	$19,040
Net cash flows from investing activities	(5,584)	378
Net cash flows from financing activities	(601)	(9,722)

Cash flows from operating activities

Net cash provided by operating activities was $19.0 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. Operating cash flows were consistent with prior period, mainly due to the increase in revenue during the three months ended March 31, 2011, resulting in increased cash collections during the first quarter of 2011, offset by a higher net investment in our working capital accounts, primarily due to the timing of cash collections and payments.

Cash flows from investing activities

Net cash used in investing activities was $5.6 million for the first three months of 2011, compared to net cash provided by investing activities of $0.4 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The increase in investing cash flow used is the result of an increase in the purchase of equipment in 2011. Also, in 2010, we had cash inflows of $3.4 million from the redemption of ARS.

In the next twelve months, capital expenditures are expected to be in the range of approximately $20.0 to $24.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $0.6 million for the first three months of 2011, compared to net cash use for financing activities of $9.7 million for the same period last year. The changes in cash flows from financing activities primarily relate to the stock repurchase during the first quarter of 2010.

We regularly review acquisitions and additional strategic opportunities, which may require additional debt or equity financing.

Investments

We invest our excess cash in money market mutual funds which are carried at market value. As of March 31, 2011, we had $96.8 million in cash and cash equivalents invested in two money market mutual funds.

Letter Agreement dated April 18, 2011

On April 18, 2011, we entered into the Letter Agreement with the Investor Group, pursuant to which we agreed, subject to certain conditions, to convert our existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer on or prior to June 17, 2011.

The Letter Agreement also provides that two new independent directors will join our Board of Directors following our 2011 annual meeting of shareholders, and we will form a new Board committee responsible for considering matters regarding the Company’s capital structure and capital allocation (the “Capital Allocation Committee”). One director will be selected by the Board from a list of nominees suggested by the Investor Group. Our Capital Allocation Committee will consider, among other matters, the allocation of capital to new investments or acquisitions, and whether any unneeded capital remains following the tender offer that may be returned to shareholders through dividends, tender offers or buybacks. As of March 31, 2011 our working capital was approximately $134.0 million. Assuming that shares of common stock are tendered and accepted in the tender offer with an aggregate purchase price of $50.0 million, our pro forma working capital as of March 31, 2011 would be approximately $84.0 million after giving effect to the tender offer. By no later than September 30, 2011, the Capital Allocation Committee will evaluate and recommend to the Board whether, among other matters, such working capital should be retained by the Company to fund future capital expenditures and anticipated growth needs, allocated to new investments or acquisitions, returned to our shareholders through future dividends, tender offers or buybacks, or some combination of the foregoing. Shareholders will not be entitled to any benefits attributable to shares of common stock that are purchased under the tender offer following the date that such shares are purchased by the Company.

This report is not an offer to buy or the solicitation of an offer to sell any shares. The full details of the “Dutch auction” tender offer, including complete instructions on how to tender shares, will be included in the offer to purchase, the letter of transmittal and related materials, which will become available to shareholders promptly following commencement of the offer. Shareholders should read carefully the offer to purchase, the letter of transmittal and other related materials when they are available because they will contain important information. Shareholders may obtain free copies, when available, of the offer to purchase and other related materials that will be filed by the Company with the Securities and Exchange Commission at the Commission’s website at www.sec.gov. When available, shareholders also may obtain a copy of these documents, free of charge, from the Company’s information agent to be appointed in connection with the offer.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended March 31, 2011 and 2010.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $120.6 million at March 31, 2011. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2011, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent less than 1% of the Company’s operating income. The Company also has an intercompany loan denominated in Euro. As a result, earnings are affected by changes in the exchange rate between the Euro and the dollar. We do not believe that a 10 percent change in these currencies over a one-year period would have a material impact on our earnings.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our Chief Executive Officer and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

There have been no changes during the three months ended March 31, 2011 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

On June 12, 2008, we commenced a patent infringement action against Peerless Network in the United States District Court for the Northern District of Illinois to enforce the ’708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402 ). On July 28, 2008, Peerless Network filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleges (i) that the ’708 Patent is invalid and unenforceable under a variety of theories, (ii) that assertion of the ’708 Patent amounts to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. On March 30, 2010, the court issued an order denying our motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the USPTO of the validity of the ’708 Patent, which is discussed below.

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

On December 20, 2010, we filed notice that we plan to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ’708 Patent is invalid. On January 13, 2011, Peerless Network cross-appealed the court’s order granting our motion for summary judgment and finding that the ’708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in our favor. We currently anticipate that briefing on the parties’ cross-appeals will be completed in approximately August 2011, though that schedule is subject to change.

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

On March 11, 2011, the USPTO issued a right of appeal notice, in which the USPTO maintained its rejection of the ‘708 Patent’s 23 original claims, as well as the 35 additional claims added to the ‘708 Patent in our July 26, 2010 response.

On April 11, 2011, we filed a notice of appeal of the USPTO’s decision to the BPAI. Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. We currently anticipate that briefing on the parties’ appeals before the BPAI will be completed in approximately December 2011, though that schedule is subject to change.

After reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ’708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ’708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. We are updating the risk factor under the heading, “Regulatory developments could negatively impact our business” to read as follows:

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

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the DPUC pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to implement a new rate based on the ILEC’s costs for transit. The ILEC has made this rate available to all of its customers. The ILEC appealed the DPUC’s ruling to the appropriate federal court. We filed an amicus brief supporting the ILEC’s position. The federal court issued a decision in the ILEC’s appeal on May 6, 2011. The court affirmed the DPUC’s decision to require the ILEC to reduce its transit rate to a cost-based rate for the competitive carrier that initiated the action at the DPUC. However, the court found that the DPUC could not require the ILEC to reduce its transit rates to other carriers without first allowing the carriers an opportunity to negotiate new rates under the terms of their contracts. The court also found that the DPUC’s decision to require the ILEC to adopt an interim pricing level, without first allowing the ILEC the opportunity to negotiate, was arbitrary and capricious. The court held that, if the carriers do not reach agreement on rates, the DPUC can order the ILEC to charge cost-based rates. We already lowered the rate we charge certain of our customers, in some cases substantially, as a result of the DPUC’s ruling, which has had a significant impact on the profitability of our service in Connecticut.

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

In addition to the other information set forth in this report, you should carefully consider the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our other public filings.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Employment Agreement dated April 1, 2011 by and between the Company and G. Edward Evans.

Exhibit 10.2	Employment Agreement dated April 13, 2011 by and between the Company and John Harrington.

Exhibit 10.3	Agreement on Effect of Retirement on Unvested Equity Awards; Transition Services dated February 16, 2011 by and between the Company and Rian J. Wren (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed on March 16, 2011).

Exhibit 10.4	Letter Agreement dated April 18, 2011 among the Company, Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2011).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: May 10, 2011	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)