Form 10-Q
period 2011-06-30
Neutral Tandem Inc
filed 2011-08-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of July 31, 2011, 31,412,623 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding (net of 3,083,446 shares of Common Stock held in treasury at July 31, 2011).

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,802	$106,674
Receivables	44,153	38,610
Deferred income taxes-current	1,493	1,855
Other current assets	9,217	7,647

Total current assets	128,665	154,786
Property and equipment — net	80,071	77,683
Intangible assets — net	33,018	31,506
Goodwill	53,308	49,098
Restricted cash	962	962
Other assets	2,087	1,492

Total assets	$298,111	$315,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,242	$13,748
Accrued liabilities:
Taxes payable	696	664
Circuit cost	12,469	10,508
Rent	1,261	1,285
Payroll and related items	4,013	3,770
Other	4,788	2,968

Total current liabilities	35,469	32,943
Other liabilities	1,270	914
Deferred income taxes-noncurrent	9,726	10,387

Total liabilities	46,465	44,244
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 31,393,185 shares and 33,166,242 shares issued and outstanding at June 30, 2011 and December 31, 2010	31	33
Less treasury stock, at cost; 3,083,446 in 2011 and no shares in 2010	(50,106)	—
Additional paid-in capital	180,221	171,343
Accumulated other comprehensive income (loss)	4,240	(2,117)
Retained earnings	117,260	102,024

Total shareholders’ equity	251,646	271,283

Total liabilities and shareholders’ equity	$298,111	$315,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$65,090	$44,757	$131,508	$89,586
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	26,254	14,574	52,073	28,935
Operations	9,354	5,713	18,773	11,234
Sales and marketing	3,109	535	6,468	1,045
General and administrative	6,361	6,660	16,419	13,060
Depreciation and amortization	7,414	4,095	14,520	8,043
Gain on disposal of fixed assets	(6)	(22)	(12)	(67)

Total operating expense	52,486	31,555	108,241	62,250

Income from operations	12,604	13,202	23,267	27,336

Other (income) expense:
Interest expense	—	—	—	4
Interest income	(17)	(72)	(30)	(126)
Other (income) expense	346	(86)	360	(211)
Foreign exchange gain	(622)	—	(2,385)	—

Total other income	(293)	(158)	(2,055)	(333)

Income before income taxes	12,897	13,360	25,322	27,669
Provision for income taxes	5,845	4,861	10,086	10,701

Net income	$7,052	$8,499	$15,236	$16,968

Net income per share:
Basic	$0.21	$0.26	$0.45	$0.51

Diluted	$0.20	$0.25	$0.44	$0.50

Weighted average number of shares outstanding:
Basic	33,987	33,039	34,119	33,213

Diluted	34,415	33,486	34,555	33,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$15,236	$16,968
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	14,520	8,043
Deferred income taxes	(815)	(3,456)
Gain on disposal of fixed assets	(12)	(67)
Non-cash share-based compensation	9,427	4,824
Changes in fair value of ARS	—	(923)
Changes in fair value of ARS rights	—	712
Excess tax deficiency (benefit) associated with share-based payments	43	(101)
Changes in assets and liabilities:
Receivables	(4,612)	2,864
Other current assets	(410)	329
Other noncurrent assets	(2,784)	25
Accounts payable	(3,086)	(144)
Accrued liabilities	3,099	180
Noncurrent liabilities	272	—

Net cash flows from operating activities	30,878	29,254

Cash Flows From Investing Activities:
Purchase of equipment	(12,805)	(5,246)
Proceeds from sale of equipment	12	72
Increase in restricted cash	—	(467)
Purchase of other investments	(500)
Proceeds from the redemption of ARS	—	11,450

Net cash flows from investing activities	(13,293)	5,809

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	160	29
Restricted shares withheld to cover employee taxes paid	(668)	—
Excess tax (deficiency) benefit associated with share-based payments	(43)	101
Payments made for repurchase of common stock	(50,106)	(9,556)
Principal payments on long-term debt	—	(235)

Net cash flows from financing activities	(50,657)	(9,661)

Effect of exchange rate changes on cash	200	—
Net (Decrease) Increase In Cash And Cash Equivalents	(32,872)	25,402
Cash And Cash Equivalents — Beginning	106,674	161,411

Cash And Cash Equivalents — End	$73,802	$186,813

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$—	$242

Cash paid for taxes	$9,891	$12,308

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$4,090	$1,844

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011and 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At June 30, 2011 the Company had $17.0 million of cash in banks and $56.8 million in two money market mutual funds. At December 31, 2010, the Company had $12.9 million of cash in banks and $93.8 million in two money market mutual funds.

The carrying amounts of our cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

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

In accordance with the provisions of ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. The annual assessment occurs in the fourth quarter of each year.

The change in the carrying amount of goodwill during the three months ended June 30, 2011, is as follows:

(Dollars in thousands)	December 31, 2010	Currency Translation Effect	June 30, 2011
Goodwill	$49,098	$4,210	$53,308

Intangible assets, net consist of the following:

	June 30, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$34,823	$(1,805)	$33,018
	December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,072	$(566)	$31,506

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.6 million and $1.2 million, in the three and six months ended June 30, 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.1 million for 2011, $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, and $2.4 million for 2015.

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

IP Transit revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate. Ethernet services are also invoiced based upon bandwidth used by each customer, or on a per-circuit basis (determined by the bandwidth ordered by the customer).

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income applicable to common stockholders, as reported	$7,052	$8,499	$15,236	$16,968
Denominator:
Weighted average common shares outstanding	33,987	33,039	34,119	33,213
Effect of dilutive securities:
Stock options	428	447	436	455
Non-vested shares	—	—	—	6

Denominator for diluted earnings per share	34,415	33,486	34,555	33,674

Net earnings per share:
Basic — as reported	$0.21	$0.26	$0.45	$0.51

Diluted — as reported	$0.20	$0.25	$0.44	$0.50

Options to purchase 2.7 million, 2.3 million, 2.7 million and 2.3 million shares of common stock were outstanding during the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 5, “Stock Options and Non-Vested Shares.”

The amount of share-based expense recorded in the three months ended June 30, 2011 and 2010, is $2.8 million and $2.4 million, respectively. The amount of share-based expense recorded in the six months ended June 30, 2011 and 2010, is $9.4 million and $4.8 million, respectively.

Stock Repurchase — On February 16, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. In the six months ended June 30, 2010, the Company repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

On February 21, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. On April 18, 2011, the Company entered into a letter agreement with Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. on behalf of themselves and their respective affiliated funds, persons and entities, pursuant to which the Company agreed, subject to certain conditions, to convert its existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer. In the six months ended June 30, 2011, the Company repurchased approximately 3.1 million shares at a price of $16.25 per share, for a total cost of $50.1 million, exclusive of related fees and expenses. The modified “Dutch auction” tender offer expired on June 13, 2011. The common shares purchased pursuant to the tender offer represented approximately 8.9% of the common shares outstanding as of June 10, 2011. The Company funded the purchase of the common shares in the tender offer using cash on hand. The shares were not retired as of June 30, 2011. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased shares was recorded to treasury stock.

Foreign Exchange — The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity.

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (the FASB) issued accounting standard update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In May 2011, the FASB issued accounting standard update 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for calendar years beginning after December 15, 2011. Early adoption is prohibited. The Company has evaluated the potential impact of ASU 2011-04 on the financial position, results of operations or cash flows and related disclosures and this guidance will not have a material impact to the Company.

In December 2010, the FASB issued accounting standard update 2010-19, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarified that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position, results of operations or cash flows.

3. LEGAL PROCEEDINGS

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

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

As previously disclosed, on June 12, 2008, the Company commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (the ‘708 Patent) (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402 ). On July 28, 2008, Peerless Network filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleged (i) that the ‘708 Patent was invalid and unenforceable under a variety of theories, (ii) that assertion of the ‘708 Patent amounted to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (the USPTO) of the validity of the ‘708 Patent, which is discussed under “Inter partes proceeding before the United States Patent and Trademark Office” below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ‘708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that the Company believes in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ respective motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

On September 2, 2010, the court issued an opinion and order granting Peerless Network’s motion for summary judgment. The court found that the ‘708 Patent is invalid in light of a prior patent, U.S. Patent No. 6,137,800. In light of the summary judgment ruling, the court denied the Company’s request to reinstate the trial date as moot.

The court’s September 2, 2010 order also denied the Company’s motion for summary judgment. The Company sought summary judgment on its claim that Peerless Network infringed the ‘708 Patent, as well as summary judgment on Peerless Network’s claim that the ‘708 Patent is unenforceable. At a hearing on September 22, 2010, the court allowed the Company to file a new motion for summary judgment on Peerless Network’s claim that the ‘708 Patent is unenforceable. The court also dismissed Counts IV-VII of Peerless Network’s counterclaims, which were claims against the Company based on allegations of monopolization, monopoly leveraging, violations of the Illinois Antitrust Act, and tortious interference with prospective business relations.

On December 9, 2010, the court issued an opinion and order granting the Company’s motion for summary judgment on Peerless’s claim that the ‘708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

On December 20, 2010, the Company filed notice that it planned to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ‘708 Patent is invalid. On January 13, 2011, Peerless Network cross-appealed the court’s order granting the Company’s motion for summary judgment and finding that the ‘708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in the Company’s favor.

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in the Company’s appeal was completed on July 19, 2011. The Company anticipates that oral argument on the Company’s appeal will occur in the fourth quarter of 2011, though that schedule is subject to change.

Peerless Network has notified us that it intends to pursue a claim for attorney’s fees in the trial court. The trial court has stayed proceedings with respect to this potential claim pending resolution of our appeal. The Company believes that a loss with respect to any such claim, if such a claim is made, is remote.

Inter partes proceeding before the United States Patent and Trademark Office

As previously disclosed, in a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the ‘708 Patent. On March 26, 2010, the USPTO granted Peerless Network’s inter partes reexamination request and issued an initial office action which rejected the ‘708 Patent’s 23 claims. The claims of the ‘708 Patent as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Under the USPTO’s rules, the Company was not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination.

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

On July 26, 2010, the Company responded to the USPTO’s March 26, 2010 office action. On November 24, 2010, the USPTO issued an action closing prosecution, in which the USPTO maintained its rejection of the ‘708 Patent’s 23 original claims, as well as 35 additional claims added to the ‘708 Patent in the Company’s July 26, 2010 response.

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

On April 11, 2011, the Company filed a notice of appeal of the USPTO’s decision to the Board of Patent Appeals and Interferences (the BPAI). Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. The Company currently anticipates that briefing on the parties’ appeals before the BPAI will be completed in approximately December 2011, though that schedule is subject to change.

After reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ‘708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ‘708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against the Company or Peerless Network. For a discussion of the Company’s patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 45.3% for the three months ended June 30, 2011, compared to 36.4% for the same period last year. This difference results significantly from the local tax impact of the Company’s foreign operations.

We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 share awards to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2011, the Company had granted a total of 3,489,456 options and 1,153,918 non-vested shares that remained outstanding under the 2003 and 2007 Plans. Awards for 480,817 shares, representing approximately 1.5% of the Company’s outstanding common stock as of June 30, 2011, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three and six months ended, June 30, 2011, the Company granted 367,000 and 385,000 options at a weighted-average exercise price of $14.63 and $14.73, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Expected life	7.0 years	7.1 years
Risk-free interest rate range	2.2% – 2.9%	2.5% – 3.3%
Expected dividends	—	—
Volatility	51.0% – 51.9%	52.6%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $8.16 and $9.47 for the six months ended June 30, 2011 and 2010, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2011 and 2010 was approximately $4.7 million and $2.4 million, respectively.

The following summarizes activity under the Company’s stock option plan for the six months ended June 30, 2011:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2011	3,184	$16.06
Granted	385	14.73
Exercised	(62)	2.74
Cancelled	(17)	19.71

Options outstanding — June 30, 2011	3,489	$16.13	$12,530	7.2

Vested or expected to vest-June 30, 2011	3,314	$16.13	$11,901	7.2

Exercisable-June 30, 2011	2,210	$14.14	$11,081	6.5

The unrecognized compensation cost associated with options outstanding at June 30, 2011 and December 31, 2010 was $11.0 million and $13.1 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 2.2 years as of June 30, 2011 and December 31, 2010, respectively.

Non-vested Shares

During 2010, the Company’s Board of Directors granted approximately 0.8 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. During the six months ended June 30, 2011, the Company’s Board of Directors granted approximately 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2011 is as follows:

	Shares (000)	Weighted- Average Exercise Price
Non-vested at January 1, 2011	1,073	$16.11
Granted	318	$14.76
Vested	(137)	$21.83
Cancelled	(100)	$15.61

Non-vested at June 30, 2011	1,154	$15.10

The unrecognized compensation cost associated with non-vested shares at June 30, 2011 and December 31, 2010 was $16.6 million and $16.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 3.2 years as of June 30, 2011 and December 31, 2010, respectively.

During the quarter ended March 31, 2011, Rian J. Wren, the Company’s Chief Executive Officer since 2006, announced his decision to retire from the Company on March 31, 2011. He continues to serve on the Board of Directors following his retirement. As a result of this decision, the Board approved the acceleration of the vesting on approximately 0.2 million options and 0.1 million non-vested shares, in addition to the forfeiture of 0.1 million non-vested shares. All options and non-vested shares were fully vested as of March 31, 2011. Non-cash compensation expense of $6.6 million recorded in the first quarter 2011 included $2.0 million related to the acceleration of options and $1.6 million related to the acceleration of non-vested shares.

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

The allocation of the purchase price is preliminary, based on initial accounting of the assets acquired and liabilities assumed at their respective estimated fair vales on the acquisition date of October 1, 2010. The final allocation of the purchase price may result in adjustments to the recognized amounts of intangible assets and income taxes, which could be significant. The preliminary allocation based on management’s best estimate is as follows:

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

Supplemental information on an unaudited pro forma basis for the three and six months ended June 30, 2011 and June 30, 2010, as if the acquisition had taken place on January 1, 2010, respectively, is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Revenue	$131,508	$119,235
Net income	15,236	13,546
Diluted earnings per share	0.44	0.40

	Three Months Ended June 30,
(Dollars in thousands)	2011	2010
Revenue	$65,090	$59,018
Net income	7,052	7,151
Diluted earnings per share	0.20	0.21

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of June 30, 2011.

Following the introduction of our tandem interconnection services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, this competition has intensified causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers. In addition, we believe that our customers are currently frequently establishing direct connections between their networks, even for what might be considered by historical standards to be lower traffic switch pair combinations. When our customers implement a direct connection, it reduces the traffic we carry and the revenue we earn.

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

The average fee per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 10 additional markets we added during the first six months of 2011 and the 42 new markets that we added in 2010 as financially attractive, the rates for local transit service we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier.

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

IP Transit revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate. Ethernet services are also invoiced based upon bandwidth used by each customer, or on a per-circuit basis (determined by the bandwidth ordered by the customer).

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

Interest Income (Expense). Interest expense consists of interest paid each month related to our outstanding equipment loans. Interest income is earned primarily on our cash, cash equivalents and our investment in ARS.

Other (Income) Expense. Other (income) expense includes expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during 2011 and adjustments to the fair value of the Auction Rate Securities (ARS) and the related ARS Rights during 2010.

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

Patent Protection

Our ability to maintain profitability or positive cash flow depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

Any resulting increased competition may cause price decreases. If we are unable to offset the effects of any price reductions by carrying higher volumes of traffic, we could experience reduced revenues and gross margins.

On June 12, 2008, we commenced a patent infringement action against Peerless Network in the United States District Court for the Northern District of Illinois to enforce our rights under the ‘708 Patent. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ‘708 Patent was invalid in light of a prior patent. See “Proceeding in the United States District Court for the Northern District of Illinois” above for a further description of this matter. On December 20, 2010, we filed notice that we plan to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ‘708 Patent is invalid. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our ability to maintain profitability or positive cash flow.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on March 16, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2011.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenue	$65,090	$44,757	$131,508	$89,586
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	26,254	14,574	52,073	28,935
Operations	9,354	5,713	18,773	11,234
Sales and marketing	3,109	535	6,468	1,045
General and administrative	6,361	6,660	16,419	13,060
Depreciation and amortization	7,414	4,095	14,520	8,043
Gain on disposal of fixed assets	(6)	(22)	(12)	(67)

Total operating expense	52,486	31,555	108,241	62,250

Income from operations	12,604	13,202	23,267	27,336

Other (income) expense:
Interest expense	—	—	—	4
Interest income	(17)	(72)	(30)	(126)
Other (income) expense	346	(86)	360	(211)
Foreign exchange (gain) loss	(622)	—	(2,385)	—

Total other income	(293)	(158)	(2,055)	(333)

Income before income taxes	12,897	13,360	25,322	27,669
Provision for income taxes	5,845	4,861	10,086	10,701

Net income	$7,052	$8,499	$15,236	$16,968

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Revenue increased to $65.1 million in the three months ended June 30, 2011 from $44.8 million in the three months ended June 30, 2010, an increase of 45.4%. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $15.0 million in revenues or 73.7% of the increase. The remaining increase in revenue of $5.3 million, or 26.3%, was primarily due to an increase of minutes of use to 32.5 billion minutes processed in the three months ended June 30, 2011 from 25.9 billion minutes processed in the three months ended June 30, 2010, an increase of 25.5%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 34 new markets since June 30, 2010. Offsetting the increase in minutes was a decrease in average fee billed per minute from $0.0017 for the three months ended June 30, 2010 to $0.0015 for the three months ended June 30, 2011.

Operating Expenses . Operating expenses for the three months ended June 30, 2011 of $52.5 million increased $20.9 million, or 66.3%, from $31.6 million for the three months ended June 30, 2010. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $26.3 million in the three months ended June 30, 2011, or 40.3% of revenue, from $14.6 million in the three months ended June 30, 2010, or 32.6% of revenue. Of this increase, $8.5 million is the network and facilities expense incurred by Tinet during the second quarter of 2011. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business in proportion to our voice business.

The remaining network and facilities expenses were $17.8 million for the three months ended June 30, 2011, or 35.6% of revenue. As noted above, our billed voice minutes were up 25.5%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses. Operations expenses increased to $9.4 million in the three months ended June 30, 2011, or 14.4% of revenue, from $5.7 million in the three months ended June 30, 2010, or 12.8% of revenue. Of this increase, $2.4 million is due to operations expenses of Tinet. The remaining increase of $1.3 million in our operations expenses primarily resulted from an increase of $0.8 million in non-cash compensation and $0.3 million in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $3.1 million in the three months ended June 30, 2011, or 4.8% of revenue, compared to $0.5 million in the three months ended June 30, 2010, or 1.2% of revenue. Of this increase, $2.0 million is due to sales and marketing expenses of Tinet. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business. The remaining increase of $0.6 million sales and marketing expenses for the three months ended March 31, 2011 is primarily due to an increase in non-cash compensation and payroll and benefits.

General and Administrative Expense. General and administrative expense decreased to $6.4 million in the three months ended June 30, 2011, or 9.8% of revenue, compared with $6.7 million in the three months ended June 30 2010, or 14.9% of revenue. Of this decrease, $1.4 million is due to a decrease in professional fees and $0.7 million is due to a decrease in non-cash compensation. These decreases were partially offset by an increase of $1.2 million due to general and administrative expenses of Tinet and a $0.2 million increase in payroll and benefits.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.4 million in the three months ended June 30, 2011, or 11.4% of revenue, compared to $4.1 million in the three months ended June 30, 2010, or 9.1% of revenue. Of this increase, $2.7 million is due to Tinet, which includes $0.6 million of amortization expense related to customer intangibles. The remaining $0.6 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other Income. Other income increased to $0.3 million for the three months ended June 30, 2011, compared to $0.2 million in the three months ended June 30, 2010. In the three months ended June 30, 2011, we recognized $0.7 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011. In the three months ended June 30, 2010, we recognized $0.1 million related to adjustments to the fair value of our ARS and ARS Rights and $0.1 million of interest income on investments in money market mutual funds.

Provision for Income Taxes. Provision for income taxes of $5.8 million for the three months ended June 30, 2011 increased by $0.9 million compared to $4.9 million for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 and 2010 was 45.3% and 36.4%, respectively. This difference results significantly from the local tax impact of the Company’s foreign operations.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Revenue increased to $131.5 million in the six months ended June 30, 2011 from $89.6 million in the six months ended June 30, 2010, an increase of 46.8%. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $31.1 million in revenues or 74.1% of the increase. The remaining increase in revenue of $10.8 million, or 25.9%, was primarily due to an increase of minutes of use to 64.3 billion minutes processed in the six months ended June 30, 2011 from 50.7 billion minutes processed in the six months ended June 30, 2010, an increase of 26.9%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 34 new markets since June 30, 2010. Offsetting the increase in minutes was a decrease in average fee billed per minute from $0.0018 for the six months ended June 30, 2010 to $0.0016 for the six months ended June 30, 2011.

Operating Expenses. Operating expenses for the six months ended June 30, 2011 of $108.2 million increased $46.0 million, or 73.9%, from $62.3 million for the six months ended June 30, 2010. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $52.1 million in the six months ended June 30, 2011, or 39.6% of revenue, from $28.9 million in the six months ended June 30, 2010, or 32.3% of revenue. Of this increase, $16.6 million is the network and facilities expense incurred by Tinet during the six months ended 2011. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business in proportion to our voice business.

The remaining network and facilities expenses were $35.5 million for the six months ended June 30, 2011, or 35.3% of revenue. As noted above, our billed voice minutes were up 26.9%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses. Operations expenses increased to $18.8 million in the six months ended June 30, 2011, or 14.3% of revenue, from $11.2 million in the six months ended June 30, 2010, or 12.5% of revenue. Of this increase, $4.7 million is due to operations expenses of Tinet. The remaining increase of $2.9 million in our operations expenses primarily resulted from an increase of $1.7 million in non-cash compensation and $0.6 million in payroll and benefits, due to an increase in the number of switch location personnel, as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network.

Sales and Marketing Expense. Sales and marketing expense increased to $6.5 million in the six months ended June 30, 2011, or 4.9% of revenue, compared to $1.0 million in the six months ended June 30, 2010, or 1.2% of revenue. Of this increase, $4.4 million is due to sales and marketing expenses of Tinet. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business. The remaining increase of $1.1 million sales and marketing expenses for the six months ended June 30, 2011 is primarily due to an increase in non-cash compensation and payroll and benefits.

General and Administrative Expense. General and administrative expense increased to $16.4 million in the six months ended June 30, 2011, or 12.5% of revenue, compared with $13.1 million in the six months ended June 30, 2010, or 14.6% of revenue. Of this increase, $2.2 million is due to the acquisition of Tinet. The remaining increase of $1.1 million in our general and administrative expense is primarily due to a $2.4 million increase in non-cash compensation and a $0.3 million increase in payroll and benefits. These increases are partially offset by a decrease of $2.1 million in professional fees. The increase in non-cash compensation in primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren, as further discussed in footnote 5 to the condensed consolidated financial statements – “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $14.5 million in the six months ended June 30, 2011, or 11.0% of revenue, compared to $8.0 million in the six months ended June 30, 2010, or 9.0% of revenue. Of this increase, $5.1 million is due to Tinet, which includes $1.2 million of amortization expense related to customer intangibles. The remaining $1.4 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $10.1 million for the six months ended June 30, 2011 decreased by $0.6 million compared to $10.7 million for the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 and 2010 was 39.8% and 38.74%, respectively.

Other Income. Other income increased to $2.1 million for the six months ended June 30, 2011. In the six months ended June 30, 2011, we recognized $2.6 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros during 2011. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011. In the six months ended June 30, 2010, we recognized $0.2 million related to adjustments to the fair value of our ARS and ARS Rights and $0.1 million of interest income on investments in money market mutual funds.

Liquidity and Capital Resources

At December 31, 2010, we had $106.7 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at June 30, 2011, we had $73.8 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Six Months Ended
	June 30, 2011	June 30, 2010
Net cash flows from operating activities	$30,878	$29,254
Net cash flows from investing activities	(13,293)	5,809
Net cash flows from financing activities	(50,657)	(9,661)

Cash flows from operating activities

Net cash provided by operating activities was $30.9 million and $29.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. Operating cash flows were consistent with prior period, mainly due to the increase in revenue during the six months ended June 30, 2011, resulting in increased cash collections during the first two quarters of 2011, offset by a higher net investment in our working capital accounts, primarily due to the timing of cash collections and payments.

Cash flows from investing activities

Net cash used in investing activities was $13.3 million for the first six months of 2011, compared to net cash provided by investing activities of $5.8 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The change in investing cash flow is the result of an increase in the purchase of equipment in 2011. Also, in 2010, we had cash inflows of $11.5 million from the redemption of ARS.

In the next twelve months, capital expenditures are expected to be in the range of approximately $20.0 to $24.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $50.7 million for the first six months of 2011, compared to net cash used for financing activities of $9.7 million for the same period last year. The changes in cash flows from financing activities primarily relate to the completion of a modified “Dutch Auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of the common shares in the tender offer using cash on hand.

During 2010, the Company repurchased approximately 0.6 million shares at an average price of $15.78 per share, for a total cost of $9.6 million, excluding related fees and expenses. The Company funded the purchase of the common shares using cash on hand.

We believe that our current capital resources will be sufficient to finance our operations, including capital expenditures, acquisitions, service development and investments in continuous improvement activities for the foreseeable future.

Investments

We invest our excess cash in money market mutual funds which are carried at market value. As of June 30, 2011, we had $56.8 million in cash and cash equivalents invested in two money market mutual funds.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended June 30, 2011 and 2010.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $74.8 million at June 30, 2011. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2011, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent less than 10% of the Company’s operating income. The Company also has an intercompany loan denominated in Euro. As a result, earnings are affected by changes in the exchange rate between the Euro and the dollar. We do not believe that a 10 percent change in these currencies over a one-year period would have a material impact on our earnings.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

There have been no changes during the three months ended June 30, 2011 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

As previously disclosed, on June 12, 2008, we commenced a patent infringement action against Peerless Network in the United States District Court for the Northern District of Illinois to enforce the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402 ). On July 28, 2008, Peerless Network filed a response to our complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleged (i) that the ‘708 Patent was invalid and unenforceable under a variety of theories, (ii) that assertion of the ‘708 Patent amounted to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted our motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied our motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner we had proposed. On March 30, 2010, the court issued an order denying our motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the USPTO of the validity of the ‘708 Patent, which is discussed under “Inter partes proceeding before the United States Patent and Trademark Office” below.

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ‘708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that we believe in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ respective motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

On September 2, 2010, the court issued an opinion and order granting Peerless Network’s motion for summary judgment. The court found that the ‘708 Patent is invalid in light of a prior patent, U.S. Patent No. 6,137,800. In light of the summary judgment ruling, the court denied our request to reinstate the trial date as moot.

The court’s September 2, 2010 order also denied our motion for summary judgment. We sought summary judgment on our claim that Peerless Network infringed the ‘708 Patent, as well as summary judgment on Peerless Network’s claim that the ‘708 Patent is unenforceable. At a hearing on September 22, 2010, the court allowed us to file a new motion for summary judgment on Peerless Network’s claim that the ‘708 Patent is unenforceable. The court also dismissed Counts IV-VII of Peerless Network’s counterclaims, which were claims against us based on allegations of monopolization, monopoly leveraging, violations of the Illinois Antitrust Act, and tortious interference with prospective business relations.

On December 9, 2010, the court issued an opinion and order granting our motion for summary judgment on Peerless’s claim that the ‘708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

On December 20, 2010, we filed notice that we planned to appeal the court’s order granting Peerless Network’s motion for summary judgment and finding that the ‘708 Patent is invalid. On January 13, 2011, Peerless Network cross-appealed the court’s order granting our motion for summary judgment and finding that the ‘708 Patent is not unenforceable, as well as the court’s earlier ruling construing disputed terms of the patent in our favor.

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in our appeal was completed on July 19, 2011. We anticipate that oral argument on our appeal will occur in the fourth quarter of 2011, though that schedule is subject to change.

Peerless Network has notified us that it intends to pursue a claim for attorney’s fees in the trial court. The trial court has stayed proceedings with respect to this potential claim pending resolution of our appeal. We believe that a loss with respect to any such claim, if such a claim is made, is remote.

Inter partes proceeding before the United States Patent and Trademark Office

As previously disclosed, in a separate proceeding, on January 28, 2010, Peerless Network filed a request with the USPTO requesting that the USPTO reexamine the ‘708 Patent. On March 26, 2010, the USPTO granted Peerless Network’s inter partes reexamination request and issued an initial office action which rejected the ‘708 Patent’s 23 claims. The claims of the ‘708 Patent as originally issued by the USPTO remain valid and enforceable during the USPTO reexamination proceeding. Under the USPTO’s rules, we were not allowed to respond to Peerless Network’s request prior to the USPTO’s initial determination.

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

On July 26, 2010, we responded to the USPTO’s March 26, 2010 office action. On November 24, 2010, the USPTO issued an action closing prosecution, in which the USPTO maintained its rejection of the ‘708 Patent’s 23 original claims, as well as 35 additional claims added to the ‘708 Patent in our July 26, 2010 response.

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

After reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ‘708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ‘708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against us or Peerless Network. For a discussion of our patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in such Annual Report on Form 10-K.

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

•

The Telecommunications Regulatory Board of Puerto Rico (the Puerto Rico Board), recently determined that the ILEC must provide transit service at a cost-based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost-based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Puerto Rico Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Puerto Rico Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

If, as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for local transit service, we would likely be forced to reduce our rate, perhaps substantially, or risk losing customer traffic, any of which could have a material adverse effect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. That proceeding remains unresolved, but on February 8, 2011, the FCC adopted a notice of proposed rulemaking, or NPRM, that addresses reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the NPRM, the FCC states that the record indicates that local transit service is competitive, but also requests public comment as to whether the FCC should make any changes to the rules that govern local transit service. The FCC is likely to publish proposed rules for further public comment in the near future, though it is not yet known whether or when any final rules may be adopted. Any future changes to intercarrier compensation rules could have a material and adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating traffic, it could have a material adverse effect on our business, financial condition and operating results.

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

Several different proposals have been submitted to the FCC in response to the February 8, 2011 NPRM. Many of these proposals set forth plans for reducing intrastate and interstate access charges. On August 3, 2011, the FCC issued a notice seeking additional comments on some of the proposals. Initial comments are due on August 24, 2011. Reply comments are due on August 31, 2011. The FCC is likely to publish proposed rules for further public comment in the near future, though it is not yet known whether or when final rules may be adopted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the three months ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2011 thru 4/30/2011	977	$15.41	—	$50.0
5/1/2011 thru 5/31/2011	1,012	16.88	—	50.0
6/1/2011 thru 6/30/2011	3,084,521	16.25	3,083,446	—

Total	3,086,510	$16.25	3,083,446

(1)	On February 21, 2011, we announced that the Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock over twelve (12) months pursuant to a stock repurchase program. On April 18, 2011, we agreed to convert the $50 million stock repurchase program in to a modified “Dutch auction” tender offer on or prior to June 17, 2011.

On May 12, 2011, we announced the commencement of a modified “Dutch auction” tender offer to purchase up to $50 million of our common stock at a price not greater than $18.00 per share nor less than $15.50 per share. The tender offer expired at 5:00 p.m., New York City time, on June 13, 2011. The Company repurchased an aggregate of 3,083,446 shares of common stock at a purchase price of $16.25 per share in the tender offer, for an aggregate purchase price of approximately $50.1 million.

In addition, during the three months ended June 30, 2011, we withheld an aggregate of 3,064 shares of common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards during the period.

(2)	On February 21, 2011, we announced that the Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock over twelve (12) months pursuant to a stock repurchase program. On April 18, 2011, we agreed to convert the $50 million stock repurchase program in to a modified “Dutch auction” tender offer within sixty (60) days. The modified “Dutch auction” tender offer commenced on May 12, 2011 and expired on June 13, 2011.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: August 9, 2011	By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)