Form 10-Q
period 2011-09-30
Neutral Tandem Inc
filed 2011-11-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of October 31, 2011, 31,445,348 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding (net of 3,083,446 shares of Common Stock held in treasury at October 31, 2011).

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$83,656	$106,674
Receivables	44,296	38,610
Deferred income taxes-current	2,427	1,855
Prepaid expenses	9,534	7,647

Total current assets	139,913	154,786
Property and equipment — net	76,943	77,683
Intangible assets — net	30,637	31,506
Goodwill	50,546	49,098
Restricted cash	962	962
Other assets	2,842	1,492

Total assets	$301,843	$315,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,119	$13,748
Accrued liabilities:
Taxes payable	792	664
Circuit cost	12,303	10,508
Rent	1,558	1,285
Payroll and related items	5,503	3,770
Other	4,189	2,968

Total current liabilities	34,464	32,943
Other liabilities	1,340	914
Deferred income taxes-noncurrent	10,362	10,387

Total liabilities	46,166	44,244
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 31,447,098 shares and 33,166,242 shares issued and outstanding at September 30, 2011 and December 31, 2010	31	33
Less treasury stock, at cost; 3,083,446 in 2011 and no shares in 2010	(50,106)	—
Additional paid-in capital	182,664	171,343
Accumulated other comprehensive loss	(19)	(2,117)
Retained earnings	123,107	102,024

Total shareholders’ equity	255,677	271,283

Total liabilities and shareholders’ equity	$301,843	$315,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$67,310	$46,454	$198,818	$136,040
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	28,724	16,109	80,797	45,044
Operations	10,334	5,921	29,107	17,155
Sales and marketing	3,383	568	9,851	1,613
General and administrative	6,352	6,369	22,771	19,429
Depreciation and amortization	7,520	4,180	22,040	12,223
Loss (gain) on disposal of fixed assets	159	(7)	147	(74)

Total operating expense	56,472	33,140	164,713	95,390

Income from operations	10,838	13,314	34,105	40,650

Other (income) expense:
Interest expense	—	—	—	4
Interest income	(2)	(50)	(32)	(176)
Other expense (income)	60	(1,915)	420	(2,126)
Foreign exchange loss (gain)	2,068	—	(317)	—

Total other (income) expense	2,126	(1,965)	71	(2,298)

Income before income taxes	8,712	15,279	34,034	42,948
Provision for income taxes	2,864	5,716	12,950	16,417

Net income	$5,848	$9,563	$21,084	$26,531

Net income per share:
Basic	$0.19	$0.29	$0.63	$0.80

Diluted	$0.18	$0.29	$0.63	$0.79

Weighted average number of shares outstanding:
Basic	31,450	33,068	33,219	33,164

Diluted	31,849	33,506	33,643	33,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$21,084	$26,531
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	22,040	12,223
Deferred income taxes	(536)	(1,436)
Loss (gain) on disposal of fixed assets	147	(74)
Non-cash share-based compensation	12,345	7,185
Changes in fair value of ARS	—	(923)
Changes in fair value of ARS rights	—	712
Changes in fair value of currency contract	—	(1,915)
Excess tax deficiency associated with share-based payments	220	301
Changes in assets and liabilities:
Receivables	(5,383)	2,476
Other current assets	(1,792)	(2,441)
Other noncurrent assets	(1,609)	26
Accounts payable	(3,399)	228
Accrued liabilities	4,895	3,610
Noncurrent liabilities	45	—

Net cash flows from operating activities	48,057	46,503

Cash Flows From Investing Activities:
Purchase of equipment	(19,578)	(9,530)
Proceeds from sale of equipment	16	81
Increase in restricted cash	—	(467)
Purchase of other investments	(500)	—
Proceeds from the redemption of ARS	—	17,125

Net cash flows from investing activities	(20,062)	7,209

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	219	49
Restricted shares withheld to cover employee taxes paid	(1,026)	(253)
Excess tax deficiency associated with share-based payments	(220)	(301)
Payments made for repurchase of common stock	(50,106)	(9,556)
Principal payments on long-term debt	—	(235)

Net cash flows from financing activities	(51,133)	(10,296)

Effect of exchange rate changes on cash	120	—
Net (Decrease) Increase In Cash And Cash Equivalents	(23,018)	43,416
Cash And Cash Equivalents — Beginning	106,674	161,411

Cash And Cash Equivalents — End	$83,656	$204,827

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$—	$242

Cash paid for taxes	$15,387	$19,063

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$2,818	$2,373

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At September 30, 2011 the Company had $8.9 million of cash in banks and $74.8 million in two money market mutual funds. At December 31, 2010, the Company had $12.9 million of cash in banks and $93.8 million in two money market mutual funds.

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

In accordance with the provisions of ASC Topic 350, Intangibles — Goodwill and Other (ASC 350), goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s reporting units are the Americas, Europe, Middle East & Africa (EMEA) and Asia Pacific (APAC). The evaluation is based upon the estimated fair value of the Company’s reporting units compared to the net carrying value of assets and liabilities. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

In October 2011, the Company established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, the Company operated as one reporting unit.

The annual assessment occurs in the fourth quarter of each year. Due to the timing of the Company’s internal reorganization, the level of analysis that will be performed for this year’s goodwill impairment test will be at a level lower than previously considered.

Factors that the Company will consider in the fourth quarter when estimating the fair value of the new reporting units include (i) projected revenues and operating margins and (ii) higher spending expected for strategic product expansion, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending.

The change in the carrying amount of goodwill during the nine months ended September 30, 2011, is as follows:

(Dollars in thousands)	December 31, 2010	Currency Translation Effect and Other	September 30, 2011
Goodwill	$49,098	$1,448	$50,546

During the nine months ended September 30, 2011, we finalized the valuation of certain liabilities acquired related to our 2010 acquisition. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill in the nine month period ended September 30, 2011.

Intangible assets, net consist of the following:

	September 30, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,904	$(2,267)	$30,637
	December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,072	$(566)	$31,506

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.6 million and $1.7 million, in the three and nine months ended September 30, 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.3 million for 2011, $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, and $2.4 million for 2015.

Revenue Recognition — The Company generates revenue from sales of its voice, IP Transit, and Ethernet services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. The rates charged per minute are determined by contracts between the Company and its customers or by filed and effective tariffs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income applicable to common stockholders, as reported	$5,848	$9,563	$21,084	$26,531
Denominator:
Weighted average common shares outstanding	31,450	33,068	33,219	33,164
Effect of dilutive securities:
Stock options	399	438	424	452

Denominator for diluted earnings per share	31,849	33,506	33,643	33,616

Net earnings per share:
Basic — as reported	$0.19	$0.29	$0.63	$0.80

Diluted — as reported	$0.18	$0.29	$0.63	$0.79

Options to purchase 2.8 million, 2.3 million, 2.8 million and 2.3 million shares of common stock were outstanding during the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

The amount of share-based expense recorded in the three months ended September 30, 2011 and 2010, is $2.9 million and $2.4 million, respectively. The amount of share-based expense recorded in the nine months ended September 30, 2011 and 2010, is $12.3 million and $7.2 million, respectively.

Stock Repurchase — On February 16, 2010, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. In the nine months ended September 30, 2010, the Company repurchased and retired approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

On February 21, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. On April 18, 2011, the Company entered into a letter agreement with Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. on behalf of themselves and their respective affiliated funds, persons and entities, pursuant to which the Company agreed, subject to certain conditions, to convert its existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer. In the nine months ended September 30, 2011, the Company repurchased approximately 3.1 million shares at a price of $16.25 per share, for a total cost of $50.1 million, exclusive of related fees and expenses. The modified “Dutch auction” tender offer expired on June 13, 2011. The common shares purchased pursuant to the tender offer represented approximately 8.9% of the common shares outstanding as of June 10, 2011. The Company funded the purchase of the common shares in the tender offer using cash on hand. The shares were not retired as of September 30, 2011. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased shares was recorded to treasury stock.

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

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (FASB) issued accounting standards update 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011. Early adoption is permitted, but the Company has not elected to early adopt. Since ASU 2011-08 does not change the accounting guidance for testing goodwill if the more likely than not qualitative threshold is met, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting standard update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

In May 2011, the FASB issued accounting standard update 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for calendar years beginning after December 15, 2011. Early adoption is prohibited. The Company has evaluated the potential impact of ASU 2011-04 on the financial position, results of operations, cash flows, and related disclosures and this guidance will not have a material impact to the Company.

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

On December 9, 2010, the court issued an opinion and order granting the Company’s motion for summary judgment on Peerless Network’s claim that the ‘708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in the Company’s appeal was completed on July 19, 2011. Oral argument in the Company’s appeal has been scheduled for December 8, 2011.

On September 1, 2011, the district court issued an order that awarded approximately $102,000 in litigation-related costs to Peerless Network, and approximately $48,000 in litigation-related costs to the Company. The Company filed notice that it planned to appeal that part of the court’s order awarding costs to Peerless Network on September 30, 2011. Peerless Network has not cross-appealed the court’s award of costs to the Company.

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

On April 11, 2011, the Company filed a notice of appeal of the USPTO’s decision to the Board of Patent Appeals and Interferences (the BPAI). Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. The Company currently anticipates that briefing on the parties’ appeals before the BPAI will be completed in approximately the first quarter of 2012, though that schedule is subject to change.

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

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 32.9% for the three months ended September 30, 2011, compared to 37.4% for the same period last year. This difference results significantly from the local tax impact of the Company’s foreign operations and items related to 2010 tax filings, specifically R&D tax credits and an increase in transaction costs deductions.

We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we have estimated $0.5 million as our unrecognized tax benefit.

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4,650,000 share awards to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2011, the Company had granted a total of 3.5 million options and 1.1 million non-vested shares that remained outstanding under the 2003 and 2007 Plans. Awards for 0.5 million shares, representing approximately 1.6% of the Company’s outstanding common stock as of September 30, 2011, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three and nine months ended, September 30, 2011, the Company granted 0.1 million and 0.4 million options at a weighted-average exercise price of $12.34 and $14.51, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2011 and September 30, 2010:

	September 30, 2011	September 30, 2010
Expected life	7.0 years	7.1 years
Risk-free interest rate range	1.3% – 2.9%	2.5% – 3.3%
Expected dividends	—	—
Volatility	50.1% – 51.9%	52.6%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $7.95 and $9.47 for the nine months ended September 30, 2011 and 2010, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2011 and 2010 was approximately $7.0 million and $7.2 million, respectively.

The following summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2011:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2011	3,184	$16.06
Granted	446	14.51
Exercised	(82)	2.79
Cancelled	(45)	18.18

Options outstanding — September 30, 2011	3,503	$16.14	$5,098	7.0

Vested or expected to vest — September 30, 2011	3,328	$16.13	$5,098	7.0

Exercisable — September 30, 2011	2,372	$14.87	$5,098	6.3

The unrecognized compensation cost associated with options outstanding at September 30, 2011 and December 31, 2010 was $9.8 million and $13.1 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.3 years and 2.2 years as of September 30, 2011 and December 31, 2010, respectively.

Non-vested Shares

During the three and nine months ended September 30, 2011, the Company’s Board of Directors granted approximately 0.1 million and 0.4 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2011 is as follows:

	Shares (000)	Weighted- Average Exercise Price
Non-vested outstanding — January 1, 2011	1,072	$16.11
Granted	393	$14.32
Vested	(248)	$19.05
Cancelled	(105)	$15.77

Non-vested — September 30, 2011	1,112	$14.85

The unrecognized compensation cost associated with non-vested shares at September 30, 2011 and December 31, 2010 was $17.4 million and $16.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.2 years and 3.2 years as of September 30, 2011 and December 31, 2010, respectively.

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

During the third quarter of 2011, the Company finalized the allocation of the purchase price which resulted in immaterial adjustments to the preliminary purchase price allocation.

The final allocation of the purchase price, translated from Euros into U.S. dollars using the foreign exchange rate at the date of acquisition of October 1, 2010, is as follows:

(Dollars in thousands)
Current assets	$15,336
Fixed assets	28,500
Customer relationships	32,973
Noncurrent assets	3,102
Current liabilities	(20,471)
Deferred tax liability	(5,619)
Noncurrent liabilities	(1,328)
Goodwill	50,651

Total cash paid for acquisition	$103,144

The $33.0 million of acquired intangible assets relates to the customer relationships that will be amortized over their estimated useful life of 15 years. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro forma basis for the three and nine months ended September 30, 2011 and September 30, 2010, as if the acquisition had taken place on January 1, 2010, respectively, is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Revenue	$198,818	$179,105
Net income	21,084	22,934
Diluted earnings per share	0.63	0.68

	Three Months Ended September 30,
(Dollars in thousands)	2011	2010
Revenue	$67,310	$59,870
Net income	5,848	9,388
Diluted earnings per share	0.18	0.28

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

8. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive loss. Other comprehensive loss includes certain changes in equity that are excluded from net income. Specifically, foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The following table reconciles net income to comprehensive income for the periods ended September 30, 2011 and September 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$5,848	$9,563	$21,084	$26,531
Other comprehensive income (loss)	(4,259)	—	2,098	—

Total comprehensive income	$1,589	$9,563	$23,182	$26,531

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem solution, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of September 30, 2011.

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

We have IP Transit and Ethernet service agreements with over 820 customers in over 70 countries. In 2010, we carried over 1 Terabit of customer IP traffic. We have over 100 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support.

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

The average fee per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average. For example, although we regard the 10 additional markets we added during the first nine months of 2011 and the 42 new markets that we added in 2010 as financially attractive, the rates for local transit service we charge in the more recently opened markets are generally lower than the rates we charge in the markets we opened earlier.

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

Operations Expenses. Operations expenses include payroll and benefits for both our switch and POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include switch repair and maintenance, a dispute settlement for one of our switch locations, property taxes, property insurance and supplies.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the Securities and Exchange Commission on March 16, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2011.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenue	$67,310	$46,454	$198,818	$136,040
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	28,724	16,109	80,797	45,044
Operations	10,334	5,921	29,107	17,155
Sales and marketing	3,383	568	9,851	1,613
General and administrative	6,352	6,369	22,771	19,429
Depreciation and amortization	7,520	4,180	22,040	12,223
Loss (gain) on disposal of fixed assets	159	(7)	147	(74)

Total operating expense	56,472	33,140	164,713	95,390

Income from operations	10,838	13,314	34,105	40,650

Other (income) expense:
Interest expense	—	—	—	4
Interest income	(2)	(50)	(32)	(176)
Other expense (income)	60	(1,915)	420	(2,126)
Foreign exchange loss (gain)	2,068	—	(317)	—

Total other (income) loss	2,126	(1,965)	71	(2,298)

Income before income taxes	8,712	15,279	34,034	42,948
Provision for income taxes	2,864	5,716	12,950	16,417

Net income	$5,848	$9,563	$21,084	$26,531

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. Revenue increased to $67.3 million in the three months ended September 30, 2011 from $46.5 million in the three months ended September 30, 2010, an increase of 44.9%. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $16.5 million in revenues or 79.2% of the increase. The remaining increase in revenue of $4.3 million, or 20.8%, was primarily due to an increase of minutes of use to 32.9 billion minutes processed in the three months ended September 30, 2011 from 27.9 billion minutes processed in the three months ended September 30, 2010, an increase of 17.9%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 22 new markets since September 30, 2010. Offsetting the increase in minutes was a decrease in average fee billed per minute from $0.0017 for the three months ended September 30, 2010 to $0.0015 for the three months ended September 30, 2011.

Operating Expenses. Operating expenses for the three months ended September 30, 2011 of $56.5 million increased $23.3 million, or 70.4%, from $33.1 million for the three months ended September 30, 2010. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $28.7 million in the three months ended September 30, 2011, or 42.7% of revenue, from $16.1 million in the three months ended September 30, 2010, or 34.7% of revenue. Of this increase, $8.9 million is the network and facilities expense incurred by Tinet during the third quarter of 2011. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business in proportion to our voice business.

The remaining network and facilities expenses were $19.8 million for the three months ended September 30, 2011, or 39.1% of revenue. As noted above, our billed voice minutes were up 17.9%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses. Operations expenses increased to $10.3 million in the three months ended September 30, 2011, or 15.4% of revenue, from $5.9 million in the three months ended September 30, 2010, or 12.7% of revenue. Of this increase, $2.2 million is due to operations expenses of Tinet. The remaining increase of $2.2 million in our operations expenses resulted primarily from an increase of $0.8 million in non-cash compensation and $0.2 million in payroll and benefits. In addition, during the three months ended September 30, 2011, we settled a dispute with a landlord for $0.8 million.

Sales and Marketing Expense. Sales and marketing expense increased to $3.4 million in the three months ended September 30, 2011, or 5.0% of revenue, compared to $0.6 million in the three months ended September 30, 2010, or 1.2% of revenue. Of this increase, $1.7 million is due to sales and marketing expenses of Tinet. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business. The remaining increase of $1.1 million sales and marketing expenses for the three months ended September 30, 2011 is primarily due to an increase in non-cash compensation and payroll and benefits.

General and Administrative Expense. General and administrative expense remained the same at $6.4 million in the three months ended September 30, 2011, or 9.4% of revenue, compared with $6.4 million in the three months ended September 30 2010, or 13.7% of revenue. The decrease in the expense compared to revenue, is the result of a decrease in professional fees of $1.2 million, partially offset by an increase of $1.1 million from the general and administrative expenses of Tinet.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.5 million in the three months ended September 30, 2011, or 11.2% of revenue, compared to $4.2 million in the three months ended September 30, 2010, or 9.0% of revenue. Of this increase, $2.7 million is due to Tinet, which includes $0.6 million of amortization expense related to customer intangibles. The remaining $0.6 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other Income. Other expense was $2.1 million for the three months ended September 30, 2011, compared to other income of $2.0 million in the three months ended September 30, 2010. In the three months ended September 30, 2011, we recognized a loss of $1.9 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros and an additional $0.2 million foreign exchange loss. In the three months ended September 30, 2010, we recognized a gain of $1.9 million on two forward currency contracts entered into during the third quarter to reduce our currency exchange rate risk from the acquisition of Tinet on October 1, 2010.

Provision for Income Taxes. Provision for income taxes of $2.9 million for the three months ended September 30, 2011 decreased by $2.8 million compared to $5.7 million for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011 and 2010 was 32.9% and 37.4%, respectively. This difference results significantly from the local tax impact of the Company’s foreign operations and items related to 2010 tax filings, specifically R&D tax credits and an increase in transaction costs deductions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. Revenue increased to $198.8 million in the nine months ended September 30, 2011 from $136.0 million in the nine months ended September 30, 2010, an increase of 46.1%. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $47.6 million in revenues or 75.8% of the increase. The remaining increase in revenue of $15.2 million, or 24.2%, was primarily due to an increase of minutes of use to 97.2 billion minutes processed in the nine months ended September 30, 2011 from 78.6 billion minutes processed in the nine months ended September 30, 2010, an increase of 23.7%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers, as well as the entry into 22 new markets since September 30, 2010. Offsetting the increase in minutes was a decrease in average fee billed per minute from $0.0017 for the nine months ended September 30, 2010 to $0.0016 for the nine months ended September 30, 2011.

Operating Expenses. Operating expenses for the nine months ended September 30, 2011 of $164.7 million increased $69.3 million, or 72.7%, from $95.4 million for the nine months ended September 30, 2010. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $80.8 million in the nine months ended September 30, 2011, or 40.6% of revenue, from $45.0 million in the nine months ended September 30, 2010, or 33.1% of revenue. Of this increase, $25.6 million is the network and facilities expense incurred by Tinet during the nine months ended 2011. Due to the nature of the IP Transit business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business in proportion to our voice business.

The remaining network and facilities expenses were $55.2 million for the nine months ended September 30, 2011, or 36.5% of revenue. As noted above, our billed voice minutes were up 23.7%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses. Operations expenses increased to $29.1 million in the nine months ended September 30, 2011, or 14.6% of revenue, from $17.2 million in the nine months ended September 30, 2010, or 12.6% of revenue. Of this increase, $6.9 million is due to operations expenses of Tinet. The remaining increase of $5.0 million in our operations expenses primarily resulted from an increase of $2.5 million in non-cash compensation and $0.9 million in payroll and benefits. In addition, during the three months ended September 30, 2011, we settled a dispute with a landlord for $0.8 million.

Sales and Marketing Expense. Sales and marketing expense increased to $9.9 million in the nine months ended September 30, 2011, or 5.0% of revenue, compared to $1.6 million in the nine months ended September 30, 2010, or 1.2% of revenue. Of this increase, $6.2 million is due to sales and marketing expenses of Tinet. Due to the nature of the IP Transit business, higher sales and marketing expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for our IP Transit business. The remaining increase of $2.1 million for the nine months ended September 30, 2011 is primarily due to an increase in non-cash compensation and payroll and benefits.

General and Administrative Expense. General and administrative expense increased to $22.8 million in the nine months ended September 30, 2011, or 11.5% of revenue, compared with $19.4 million in the nine months ended September 30, 2010, or 14.3% of revenue. Of this increase, $3.3 million is due to the acquisition of Tinet. The remaining increase of $0.1 million in our general and administrative expense is primarily due to a $1.8 million increase in non-cash compensation, a $0.7 million increase in payroll and benefits and a $0.3 million increase in rent expense related to our corporate headquarters. These increases are partially offset by a decrease of $3.2 million in professional fees. The increase in non-cash compensation in primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren, as further discussed in footnote 5 to the condensed consolidated financial statements – “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $22.0 million in the nine months ended September 30, 2011, or 11.1% of revenue, compared to $12.2 million in the nine months ended September 30, 2010, or 9.0% of revenue. Of this increase, $7.8 million is due to Tinet, which includes $1.7 million of amortization expense related to customer intangibles. The remaining $2.0 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Provision for Income Taxes. Provision for income taxes of $13.0 million for the nine months ended September 30, 2011 decreased by $3.4 million compared to $16.4 million for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 38.1% and 38.2%, respectively.

Other Income. Other expense was $0.1 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2011, we recognized a gain of $0.8 million related to foreign exchange recognized on the remeasurement of an intercompany loan denominated in Euros. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and $0.5 million foreign exchange losses as part of the business operations of Tinet. Other income was $2.3 million for the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we recognized a gain of $1.9 million on two forward currency contracts entered into during the third quarter to reduce our currency exchange rate risk from the acquisition of Tinet on October 1, 2010 and we recognized a loss of $0.2 million related to adjustments to the fair value of our ARS and ARS Rights and $0.2 million of interest income on investments in money market mutual funds.

Liquidity and Capital Resources

At December 31, 2010, we had $106.7 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at September 30, 2011, we had $83.7 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net cash flows from operating activities	$48,057	$46,503
Net cash flows from investing activities	(20,062)	7,209
Net cash flows from financing activities	(51,133)	(10,296)

Cash flows from operating activities

Net cash provided by operating activities was $48.1 million and $46.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and switch maintenance costs. Operating cash flows were slightly higher than the prior period, mainly due to the increase in revenue during the nine months ended September 30, 2011, resulting in increased cash collections during the first three quarters of 2011, partially offset by a higher net investment in our working capital accounts, primarily due to the timing of cash collections and payments.

Cash flows from investing activities

Net cash used in investing activities was $20.1 million for the first nine months of 2011, compared to net cash provided by investing activities of $7.2 million for the same period last year. Investing cash flows are primarily related to purchases of switch equipment and the purchase and sale of investments. The change in investing cash flow is the result of an increase in the purchase of equipment in 2011. Also, in 2010, we had cash inflows of $17.1 million from the redemption of ARS.

In the next twelve months, capital expenditures are expected to be in the range of approximately $20.0 to $24.0 million, primarily for the expansion into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $51.1 million for the first nine months of 2011, compared to net cash used for financing activities of $10.3 million for the same period last year. The changes in cash flows from financing activities primarily relate to the completion of a modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of the common shares in the tender offer using cash on hand.

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

Investments

We invest our excess cash in money market mutual funds which are carried at market value. As of September 30, 2011, we had $74.8 million in cash and cash equivalents invested in two money market mutual funds.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine month periods ended September 30, 2011 and 2010.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $84.7 million at September 30, 2011. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2011, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent less than 10% of the Company’s operating income. The Company also has an intercompany loan denominated in Euro. As a result, earnings are affected by changes in the exchange rate between the Euro and the dollar. We do not believe that a 10% change in these currencies over a one-year period would have a material impact on our earnings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, we established an Internal Audit function and hired an Internal Audit Director who reports directly to the Audit Committee of the Board of Directors. The Internal Audit Director will coordinate the ongoing monitoring of Sarbanes-Oxley compliance and will perform financial, operational and compliance audits based on an annual risk assessment, and make recommendations to management and the Audit Committee to strengthen internal controls. There have been no changes during the three months ended September 30, 2011 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

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

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the USPTO of the validity of the ‘708 Patent, which is discussed under “ Inter partes proceeding before the United States Patent and Trademark Office” below.

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

On December 9, 2010, the court issued an opinion and order granting our motion for summary judgment on Peerless Network’s claim that the ‘708 Patent was unenforceable based on alleged “inequitable conduct” and “patent misuse.” The court entered a final judgment with respect to all claims in the litigation on December 17, 2010.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in our appeal was completed on July 19, 2011. Oral argument in our appeal has been scheduled for December 8, 2011.

On September 1, 2011, the district court issued an order that awarded approximately $102,000 in litigation-related costs to Peerless Network, and approximately $48,000 in litigation-related costs to us. We filed notice that we planned to appear that part of the court’s order awarding costs to Peerless Network on September 30, 2011. Peerless Network has not cross-appealed the court’s award of costs to us.

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

The communications services industry is extensively regulated by the federal and state governments. While the pricing of our U.S. voice service is generally not heavily regulated by the Federal Communications Commission, or FCC, or state utility agencies, these agencies have greater regulatory authority over the pricing of incumbent local exchange carriers’, or ILECs’, local transit and access services. To the extent that ILEC transit or access rates are reduced or capped, it could have an adverse impact on us, as we would likely be forced to reduce our rates in order to compete with the ILEC or other competitors.

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to implement a new rate based on the ILEC’s costs for transit. The ILEC has made this rate available to all of its customers. The ILEC appealed the DPUC’s ruling to the appropriate federal court. We filed an amicus brief supporting the ILEC’s position. The federal court issued a decision in the ILEC’s appeal on May 6, 2011. The court affirmed the DPUC’s decision to require the ILEC to reduce its transit rate to a cost-based rate for the competitive carrier that initiated the action at the DPUC. However, the court found that the DPUC could not require the ILEC to reduce its transit rates to other carriers without first allowing the carriers an opportunity to negotiate new rates under the terms of their contracts. The court also found that the DPUC’s decision to require the ILEC to adopt an interim pricing level, without first allowing the ILEC the opportunity to negotiate, was arbitrary and capricious. The court held that, if the carriers do not reach agreement on rates, the DPUC can order the ILEC to charge cost-based rates. The ILEC has appealed the federal court’s decision to the United States Court of Appeals for the Second Circuit. We already lowered the rate we charge certain of our customers, in some cases substantially, as a result of the DPUC’s ruling, which has had a significant impact on the profitability of our service in Connecticut.

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

•

The Telecommunications Regulatory Board of Puerto Rico (the Puerto Rico Board), determined that the ILEC must provide transit service at a cost-based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost-based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Puerto Rico Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Puerto Rico Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

If, as a result of any of these current proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for local transit service, we would likely be forced to reduce our rate, perhaps substantially, or risk losing customer traffic, any of which could have a material adverse effect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. On February 8, 2011, the FCC adopted a notice of proposed rulemaking, or NPRM, that addresses reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the NPRM, the FCC stated that the record indicates that local transit service is competitive, but also requested public comment as to whether the FCC should make any changes to the rules that govern local transit service. On October 27, 2011, the FCC approved an order addressing various intercarrier compensation issues. The FCC has only published a summary of the order at this time. The order itself is expected to be published shortly. The summary of the order published by the FCC does not indicate whether local transit service was addressed or might be addressed in a further rulemaking. Any changes to the intercarrier compensation rules related to local transit service could have a material and adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating local transit traffic, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, several proposals considered by the FCC in its intercarrier compensation proceeding have contained provisions that indirectly affect local transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, we, as the intermediate transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. Previous FCC proposals, however, have required that we, as the transit provider, could be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier received insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the previous proposals also would allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, any final order could result in changes to the demand for our services or otherwise adversely impact our business, financial condition, operating results and growth opportunities in a manner that we have not presently identified.

Access Services

We also provide access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC regulates interstate access services and the states regulate intrastate access services. The FCC, under a proposed interpretation of the Telecommunications Act, may also assert certain rights to regulate intrastate access services. Most recently, as part of the summary of the order approved on October 27, 2011, the FCC has approved reducing and ultimately eliminating both interstate and intrastate terminating access charges.

The summary indicates that the FCC will cap most access rates as of the effective date of the order. According to the summary, the FCC will then require carriers to reduce their intrastate terminating end office rates that exceed the corresponding interstate rates by  1/2 of the difference between the rates in July 2012, and reduce those intrastate rates to parity with the interstate rates by July 2013. The summary indicates that, thereafter, the FCC will require carriers to reduce their termination (and for some carriers also transport) rates to bill-and-keep within six years for price cap carriers, and nine years for rate of return carriers. The summary indicates that the FCC will issue a further notice of proposed rulemaking transition for the remaining originating and transport rate elements. The summary does not specify whether any rate reductions also will be applied to terminating tandem switching rates.

Various states are also separately conducting proceedings to determine whether to decrease existing intrastate access charges.

If the FCC or any state lowers any access charges that we may charge our customers, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

The telecommunications industry recently has seen an escalating rate of disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The summary of the FCC order described above indicates that the FCC has resolved this issue on a prospective basis and that, prospectively, VoIP calls will be subject to interstate access charges and/or reciprocal compensation. If, however, future rulings establish that we are not able to enforce our access tariffs with respect to VoIP or other types of calls, we could experience a material and adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

We cannot predict when, or upon what terms and conditions, further U.S federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. We also expect that the order adopted by the FCC on October 27, 2011 may be appealed, and cannot predict whether any such appeals might be successful. Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

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

NEUTRAL TANDEM, INC.

Date: November 9, 2011	By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)