Form 10-K
period 2011-12-31
Neutral Tandem Inc
filed 2012-03-15
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer    ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $515,329,746 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2012, the registrant had 31,805,587 shares shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011 are incorporated by reference in Part III of this Form 10-K.

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

For the year ended December 31, 2011, we increased revenue to $268.3 million, an increase of 34.3% compared to $199.8 million for the year ended December 31, 2010. Our income from operations for the year ended December 31, 2011 was $46.6 million compared to $54.1 million for the year ended December 31, 2010. Net income for the year ended December 31, 2011 was approximately $27.1 million compared to net income of $32.6 million for the year ended December 31, 2010.

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

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were exchanging traffic through the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting competitive carrier growth, and the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube, Peerless Network, and Intelepeer. Over the past several years, competition has intensified causing us to lose traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market…” in Item 1A below.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.57 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 874.8 million, or 56% of the total 1.57 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 189 markets as of December 31, 2011. During the fourth quarter of 2011, our network carried 33.3 billion minutes of traffic. As of December 31, 2011, our network was capable of connecting calls to an estimated 570 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

The second alternative for exchanging traffic, prior to our commencement of operations, was by directly connecting competitive carrier switches to each other. At that time, implementing direct switch-to-switch network connections between all competitive switches in a market was challenging. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally made them economical only for higher traffic switch combinations. However, where sufficient traffic between switches does exist, carriers often do establish direct connections. We believe that our customers are currently frequently establishing direct connections between their networks, even for what might be considered by historical standards to be lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. For a further discussion see “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in item 1A below. When our customers implement a direct connection, it reduces the traffic we carry and the revenue we earn.

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

We have IP Transit and Ethernet service agreements with over 800 customers in over 80 countries. In 2011, we carried over 1Terebit of customer IP traffic. We have over 120 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment, easier customer support and spare management flexibility.

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

As a core component of our service offering, we actively manage network capacity between our tandem switches and customers’ switches, which results in improved network quality and reduced call blocking. By monitoring traffic levels and projecting anticipated growth in traffic, we are generally able to provide on a timely basis additional circuits between customer switches and our network to meet increased demand. This feature saves competitive carriers substantial time and effort in managing their interconnection network, improves their customers’ experience, reduces trouble tickets and allows them to focus more on their core business. We also provide our customers with invoices, management reports and call detail records in paper and electronic formats.

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

Our network, as of December 31, 2011, connects 2,108 unique competitive carrier switches (a 2.8% increase over December 31, 2010), creating up to 4.4 million unique switch-to-switch routes serving an estimated 570 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2011, our network carried approximately 11.1 billion minutes of traffic per month.

We also operate end-office switches in order to carry traffic from non-carriers to other carriers. Also, in 2010, we began to carry voice traffic from international carriers seeking to terminate traffic in the United States to the carriers with which we are directly connected. In addition, in the future, we may seek to carry outbound voice traffic from the United States to non-United States jurisdictions and between non-United States jurisdictions.

IP Transit Service

We operate a Tier 1 internet network. We received the Tier 1 designation from the Renesys Corporation in May 2010. As a Tier 1 provider, we largely connect to every other Tier 1 internet provider without the need to purchase IP Transit services from a third party. Our IP transit network is ranked as one of the top 10 IPv4 backbones worldwide and one of the best connected IPv6 networks. Using our Tier 1 network, we provide IP Transit service primarily to carriers, service providers and content providers worldwide.

Our IP Transit service allows internet traffic to cross or “transit” between our customer to the larger internet. IP Transit traffic is carried on either an “upstream” or “downstream” basis, as follows:

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

Hosted Services

We recently began to offer hosted services. A hosted service is an application (such as software) that we “host” on our network enabling our customer to avoid the capital expenses associated with purchasing the equipment and associated software licenses that they would need to provide the service to themselves. For example, we host a suite of unified communication and collaboration applications that operate premise-based phone systems, including voicemail, integrated messaging, video calling and WebEx integration. This allows our customers to avoid paying the large upfront fee associated with buying a premise-based phone operating system. We sell this offering on a monthly subscription basis. Our solution supports single site, multi-site and hybrid premise-based implementations.

Our Network

A telecommunications network is generally comprised of various types of equipment that route telecommunications traffic, such as routers and switches, and various transport equipment that carries the telecommunications traffic, such as DWDM, fiber optic terminals and cables or “circuits.” We typically own the equipment in our network and locate it in POPs specially designed for this purpose, such as telecom “hotels” or colocation facilities. We generally obtain the circuits we use for our network backbone from third parties under a contract where we pay a monthly recurring charge for the circuit. Alternatively, we may pay a third party a larger non-recurring upfront fee to acquire the right to use the circuit on a long term basis under what is called an indefeasible right of use, or IRU. The monthly recurring charges to use circuits charged by third party providers have decreased significantly over the past several years. Accordingly, in order to take advantage of this price trend, we have generally entered into contracts that have monthly recurring charges for the use of the circuits instead of acquiring IRUs. We still do, however, obtain IRUs when we believe a longer term arrangement is economically justified.

We operate a Multiprotocol Label Switching (MPLS)/IP based global network backbone. We have over 120 POPs located worldwide in our network, including POPs in North America, Europe and Asia. Our network is highly scalable and can carry voice, data and video.

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

•

Expand our customer base.     As we expand our network and the types of services we offer, our market opportunities will include selling more services to new and existing customers. For example, we can now offer IP Transit or Ethernet services to an existing voice customer in the United States, or offer voice or Ethernet services to an existing carrier customer that currently purchases only IP Transit service. We will also offer our voice and data services to new customers.

•

Expand our service offerings.     With our global (MPLS)/IP based network backbone, our market opportunities will include developing and selling new services. For example, we recently began to offer hosted services. We believe we will be able to develop other services over time that we will be able to offer on a domestic and/or international basis.

Our Customers

In connection with our voice service, we principally serve carriers in the United States. These carriers accounted for approximately 96.3% of our voice revenues in 2011, with non-carriers accounting for the remaining 3.7%. As of December 31, 2011, we have 179 carriers originating traffic and 191 carriers connected to our network. Our contracts with our top five voice customers represented approximately 49% of our total revenue through December 31, 2011. Our two largest customers, AT&T and Sprint Nextel, accounted for 22% and 13%, respectively, of our total revenues for the year ended December 31, 2011. Our contracts with customers for voice services do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. However, while we have lost customers’ traffic in specific markets, since initiating service we have not had any significant customer cease using our services completely. We primarily generate revenue for our voice services by charging fees on a minute of use basis. For the year ended December 31, 2011, wireless and cable companies accounted for approximately 43.1% of our voice revenue.

In connection with our voice service, our expected market expansion plan in the United States during the 12-month period following December 31, 2011 is limited, as we now cover most of the major and mid-size markets. As a result, we are now marketing voice services internationally. Our current international service offering includes carrying traffic that originates outside of the United States and terminates in the United States to the telephone numbers that we serve. We market services to carry traffic that originates in the United States and terminates outside of the United States or is carried between non-United States jurisdictions.

In connection with our IP Transit and Ethernet services, we primarily serve carriers, service providers and content providers worldwide. We have IP Transit and Ethernet service agreements with over 800 customers in over 80 countries. Our contracts with customers for IP Transit and Ethernet services typically contain minimum term commitments. At the expiration of the relevant commitment period, the customer can terminate the agreement or require modifications to the agreement that are not favorable to us. Historically, in order to renew the period for an additional committed term following the end of the relevant commitment period, we have agreed to reduce the rates we charge the customer, sometimes significantly.

Sales and Marketing

In the United States, our sales organization primarily divides voice accounts by customer type, such as wireless, cable, wireline and non-carrier customers, and data accounts by customer location. Outside of the United States, our sales organization primarily divides accounts by customer location. Our sales team works closely with our customers to identify and address their needs. In addition to a base salary, the compensation package for the members of our sales team includes share-based compensation and incentive arrangements, including target incentives based on our performance and the individual’s performance, and tiered payment structures. The members of our sales organization have significant sales experience and in-depth knowledge of the telecommunications industry.

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

Competition

With respect to voice services, our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and Qwest), other competitive carriers that provide tandem or similar services (primarily Level 3, Hypercube, Peerless Network and Intelepeer), and direct connections between carriers.

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

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Hypercube, Intelepeer and, most specifically, Peerless Network. As more specifically described below under “Item 3. Legal Proceedings,” in 2008 we commenced a patent infringement action against Peerless Network. Peerless Network asserted several counterclaims against us generally alleging that (i) our patent is invalid and unenforceable under a variety of theories, (ii) assertion of the patent amounts to patent misuse and violates certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that our patent was invalid in light of a prior patent. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We also face indirect competition from carriers that directly connect their voice switches. When there is a significant amount of voice traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are currently frequently establishing direct connections between their networks for various reasons, including in order to avoid paying a transit fee. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. See “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. Also, market consolidation can significantly reduce our potential traffic since there are fewer total carriers needing to exchange traffic with each other.

We are unable to provide accurate market share information, since no regulatory body or industry association requires carriers to identify amounts of voice traffic to other carrier types. Traffic in most instances is reported on aggregate levels.

Our IP Transit and Ethernet services face competition from many companies, including Level 3, Verizon, AT&T, Equinix, CENX, Telx, TeliaSonera and Cogent.

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

Regulation

Overview

In the United States, our voice communications services business is subject to varying degrees of federal and state regulation. We operate as a common carrier with respect to our voice communications services and therefore are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise control over our prices and services to varying degrees, and also impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

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

The FCC and state regulators are considering a variety of issues that have resulted in certain changes in the regulatory environment in which we operate our voice business, and that may result in other changes. Most importantly, many state and federal proceedings have considered issues related to the pricing of access and transit services. To the extent that the regulatory commissions maintain or impose pricing restrictions on transit or access rates, then our pricing, and the pricing of carriers with which we compete, is likely to be lower than it would be in an unregulated market. In addition, the FCC recently conducted a proceeding to consider reform of its intercarrier compensation rules. This proceeding has led to the issuance of an order affecting the pricing and regulation of tandem access services, and it could impact the pricing and regulation of our local transit business The FCC is considering further changes to the pricing of tandem services. To the extent that any state or the FCC mandates reductions in the rates for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business.

Our United States-based IP Transit and Ethernet services are generally considered to be interstate services and generally are not regulated any state public utility commission. The FCC imposes limited obligations on carriers that provide IP Transit and Ethernet services, although in the context of “net neutrality,” the FCC has imposed certain regulations on mass market internet providers. Likewise, IP Transit and Ethernet services are not heavily regulated outside of the United States. However, in the future, we may become subject to regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

We are currently providing international voice services between foreign countries. These services are provided between countries, as opposed to the entire call remaining within the same country. Calls between countries are generally less regulated than calls that are carried within a country. However, even where voice services are provided between countries, the service will still be subject to varying degrees of regulation. For example, some countries may merely require that a carrier provide notice of its operation in order to provide service, while other countries may require that the carrier comply with specific requirements that may be difficult for us to meet in order obtain a license, including a requirement that a minimum percentage of the carrier be owned by a local resident(s).

Regulatory Framework

The Telecommunications Act of 1996

The Telecommunications Act of 1996, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telephone services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated as a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs now consist of Verizon, Centurylink (formerly known as Qwest) and AT&T. These three carriers are also referred to as ILECs, along with many other smaller incumbent local exchange carriers that were not former subsidiaries of AT&T.

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

Federal Regulation

The FCC regulates interstate and international communications services of common carriers, including access to local communications networks for the origination and termination of these services. We typically provide our U.S. voice services on a common carrier basis and the FCC has jurisdiction over our access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC may also have the authority to regulate our provision of local transit services and intrastate access services, including setting the pricing methodology. The FCC is considering whether to accept this interpretation of the Telecommunications Act with respect to local transit services, though some states already have proceeded as if local transit services are subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework-State Regulation” below.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, we are not currently subject to overall price cap or rate of return regulation, but we are subject to the general federal requirement that our charges for interstate and international services must be just, reasonable and non-discriminatory. In November 2011, the FCC adopted an intercarrier compensation order that set forth a multi-year plan to reduce rates for access services, including access services we provide. The FCC is considering further intercarrier compensation reforms and could issue further orders reducing the rates for our services. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

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

Intercarrier Compensation

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, or NPRM, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. In November 2011, the FCC adopted an order reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the order, the FCC set forth a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC’s order did not make any changes to the pricing for our local transit services, but the FCC is currently considering whether to make further changes to the intercarrier compensation system, including changes to pricing for local transit service. If the FCC does make any changes to intercarrier compensation, such changes could affect our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rates, freezing the rates or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that local transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. Numerous parties have appealed the FCC’s November 2011 order to a federal appeals court. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

Additionally, we recently began providing access service, which is part of the origination and termination of long distance calls. The FCC, as part of the intercarrier compensation NPRM discussed above, has adopted a multi-year plan to reduce and in many instances, eliminate both intrastate and interstate terminating access charges. The FCC is currently considering whether to make further changes to the intercarrier compensation system, including further changes to access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such a change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. Numerous parties have appealed the FCC’s November 2011 order to a federal appeals court. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Regulatory Treatment of VoIP

In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for Voice over internet Protocol, or VoIP, providers. In a series of orders since that time, the FCC has imposed on VoIP providers most of the same requirements that would apply if they were regulated as common carriers. These include duties to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to contribute to the cost of the FCC’s universal service program, to pay certain regulatory fees, and to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and slow the growth of VoIP providers. Because VoIP providers are users of our services, this trend may negatively affect demand for our services.

In its November 2011 order, the FCC adopted rules to govern the payment of access charges for VoIP-PSTN traffic on a prospective basis. The FCC determined that VoIP-PSTN traffic that would be considered “toll” traffic for compensation purposes if the traffic were PSTN-PSTN traffic would be subject to payment of access charges at interstate rates, irrespective of whether the traffic would be considered interstate or intrastate if it were PSTN-PSTN traffic. The FCC determined that VoIP-PSTN traffic that would be considered “local” traffic for compensation purposes if the traffic were PSTN-PSTN traffic would be subject to reciprocal compensation payments.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized or have the right to provide intrastate local telephone and long-distance telephone services in forty-six states, Puerto Rico and the District of Columbia. As a condition to providing intrastate telecommunications services as a common carrier, we are required, among other things, to:

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

Additionally, we recently began providing access services, which is part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments exercise jurisdiction over intrastate access services, though the FCC’s November 2011 order asserted federal jurisdiction over the pricing of intrastate access services. In some but not all states, intrastate access charges are considerably higher than interstate access charges. Under the FCC’s November 2011 order, however, intrastate access rates are being reduced to parity with interstate access rates by July 2013. Some states already have imposed limits on the access charges that competitive carriers may impose, and other are considering whether to mandate a decrease in existing intrastate access charges. If intrastate access charges are eliminated or lowered for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

We have been granted two patents and have two additional patent applications pending with the U.S. Patent and Trademark Office. As discussed immediately below, however, one of our patents has been found invalid.

The patent that has been found invalid addresses our core business, the operation of a managed tandem network. In June 2008, we commenced an action generally alleging that Peerless Network was infringing on the granted patent. Peerless Network asserted several counterclaims against us, generally alleging that (i) our patent was invalid and unenforceable under a variety of theories, (ii) that assertion of the patent amounted to patent misuse and violated certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to a tortious interference claim. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that Patent No. 7,123,708 (the ’708 Patent) was invalid in light of a prior patent. On December 13, 2011, a federal appellate court affirmed the ruling that the ‘708 Patent is invalid. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review. See “Item 3. Legal Proceedings.”

The second granted patent addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs

One of the pending patent applications covers a set of proprietary operating systems and software developed by us to manage our network. The second pending patent application relates to systems designed to facilitate the efficient treatment of inter-network communications transmissions, such as a telecommunications transmission between an international service provider network and a domestic service provider network. There can be no assurance regarding how, whether or when these additional patent applications may be granted as issued patents.

OTHER MATTERS

Employees

At December 31, 2011, we had 280 full-time employees, including 184 in Operations, 48 in Sales and Marketing and 48 in General and Administrative functions. The number of employees increased by 22%, up from 230 on December 31, 2010. Of our employees, 120 were located at our corporate office in Chicago, Illinois. The remaining 160 employees are located in our offices in Italy and Germany and throughout the world at our POPs. No labor union represents our employees located in the United States. Certain of our employees located in Italy and Germany are members of industry trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. In addition, we have 11 sales agents that work throughout the areas in which Tinet operates.

Information Available on the Internet

Our internet address is www.inteliquent.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (the SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Neutral Tandem, Inc..

Corporate Information

The principal executive offices for Neutral Tandem, Inc. d/b/a Inteliquent (Inteliquent or the Company) are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2011, are set forth below:

Name	Age	Position(s)
G. Edward Evans	50	Chief Executive Officer and Director
Robert Junkroski	47	Chief Financial Officer and Executive Vice President
Surendra Saboo	52	President and Chief Operating Officer
Richard Monto	47	General Counsel, Secretary and Senior Vice President, External Affairs
John Harrington	43	Senior Vice President, Regulatory and Litigation
David Lopez	47	President of the Americas
Paolo Susnik	47	Managing Director of Tinet
James P. Hynes	64	Director, Chairman
Peter J. Barris	60	Director
Edward M. Greenberg	60	Director
Robert C. Hawk	72	Director
Lawrence M. Ingeneri	53	Director
Timothy A. Samples	54	Director
Rian J. Wren	55	Director

G. Edward Evans.    Mr. Evans has served as a Director since November 2008 and as our Chief Executive Officer since April 2011. Prior to joining us as our Chief Executive Officer, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Prior to Stelera Wireless, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the boards of Solix, CTIA—The Wireless Association, Carolina West Wireless, and the Network Reliability and Interoperability Commission, an advisory committee to the FCC.

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

Surendra Saboo.    Dr. Saboo joined us in May 2006 as our Chief Operating Officer, and in 2010, was appointed President of the Company. Prior to joining us, Dr. Saboo was the Vice President of Product Development and Operations for Voice Services at Comcast Corporation from January 2002 to March 2006. From June 2000 to December 2001, Dr. Saboo served as Executive Vice President and Chief Operating Officer of Broadnet Europe, SPRL, a pan-European subsidiary of Comcast Corporation. Prior to joining Comcast Corporation, Dr. Saboo was the Chairman, Chief Executive Officer and founder of Teledigm, an e-CRM software product company in Dallas, Texas. Prior to starting Teledigm, Dr. Saboo spent 14 years at AT&T in a variety of operating areas including research and development, engineering, product management, strategy, systems development and operations. Dr. Saboo began his career with AT&T in 1986 as a Member of Technical Staff at Bell Laboratories in Holmdel, NJ. Dr. Saboo holds a B.S.M.E. degree from Birla Institute of Technology, India as well as M.S. and Ph.D. degrees in Operations Research from Ohio State University.

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

John Harrington.    Mr. Harrington joined us in April 2011 and has served as our Senior Vice President of Regulatory and Litigation since that time. Mr. Harrington is responsible for all of our litigation and regulatory advocacy. Prior to joining the Company, Mr. Harrington was a partner at Jenner & Block in Chicago, where he practiced law beginning in 1997. While at Jenner & Block, Mr. Harrington co-chaired the firm’s Communications Law practice and served as our primary outside litigation and regulatory counsel. Mr. Harrington received his undergraduate degree from Northwestern University and received his J.D., magna cum laude, from Indiana University’s Maurer School of Law.

David Lopez.    Mr. Lopez joined us in 2003 and has served as our President of the Americas since November 2011. Prior to that, Mr. Lopez served as our Senior Vice President of Sales. As President of the Americas, Mr. Lopez oversees the management and growth of all the Company’s voice and data sales. Mr. Lopez brings a wealth of sales management experience to the Company and has more than 25 years of experience in the telecommunications industry. He has been with the Company since its inception and has secured agreements with nearly every national wireless carrier and over 100 other competitive carriers and service providers. For nearly 20 years, Mr. Lopez has provided account management responsibilities at Centel, Sprint, and Focal Communications Corporation. In his most recent position, Mr. Lopez provided sales management for Focal’s largest and most successful market from 1997 to 2003. During his tenures at Centel and Sprint from 1992 to 1997, Mr. Lopez held national account positions with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies. Mr. Lopez holds a B.S. in Marketing from Illinois State University.

Paolo Susnik.    Mr. Susnik joined us in 2010 in connection with our acquisition of Tinet, after which he continued to serve as Managing Director of Tinet. Mr. Susnik has more than 14 years of executive management experience in the telecommunications industry. In 2002, he was appointed to his current position as Managing Director of Tinet, where he also successfully managed the completion of BS Private Equity’s acquisition of Tinet in May 2009. Prior to Tinet, Mr. Susnik was the Chief Technology Officer of the Tiscali Group, an internet company currently listed on the Milan Stock Exchange. In this capacity, he led the start up of “Video Online” in the Czech Republic. Prior to his employment with the Tiscali Group, Mr. Susnik worked for IBM. Mr. Susnik holds a Master of Science in Engineering from the University of Cagliari, Italy and currently serves as a board member of Mix S.r.l., an Italian internet exchange company.

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

Peter J. Barris.    Mr. Barris has served as a Director since 2003. Mr. Barris is currently the Managing General Partner of New Enterprise Associates, Inc. (NEA) where he specializes in information technology investing. Mr. Barris has been with NEA since 1992, and he serves as a general partner or other officer of various entities affiliated with NEA. From 1988 to 1990, Mr. Barris was President and Chief Operating Officer at LEGENT Corporation. Mr. Barris held various management positions at UCCEL Corporation from 1985 to 1988. Prior to that, Mr. Barris also held various management positions between 1977 and 1985 at the General Electric Company, including Vice President and General Manager at GE Information Services, Inc. Mr. Barris also serves as a member of the Boards of Directors of InnerWorkings, Inc. (NASDAQ: INWK), where he also serves as a member of the audit, compensation and nominating and corporate governance committees, Vonage Holdings Corp. (NASDAQ: VG), where he also serves as a member of the compensation and nominating and corporate governance committees, Echo Global Logistics, Inc. (NASDAQ: ECHO), where he also serves as a member of the nominating and corporate governance committee and chairman of the compensation committee, Groupon, Inc. (NASDAQ: GRPN), where he also serves as a member of the nominating and corporate governance committee and chairman of the compensation committee, Goji Food Solutions, Inc., Jobfox, Inc., MBXG Holdings, Inc., SnagFilms, Inc. and Hillcrest Laboratories, Inc. Mr. Barris previously served as a member of the Boards of Directors for Broadview Network Holdings, Inc. and Cyren Call Communications Corporation, Mr. Barris is a member of the Board of Trustees of In-Q-Tel and Northwestern University.

Edward M. Greenberg.    Mr. Greenberg has served as a Director since 2011. Mr. Greenberg is currently a partner at RIME Communications Capital (RIME Communications), an investment partnership focusing on the telecommunications, media and internet sectors. Mr. Greenberg founded RIME Communications in 2008. Prior to RIME Communications, Mr. Greenberg served in various roles at Morgan Stanley, which he joined in 1985. These roles included serving as a global telecommunications strategist and senior investment banker from 1998 to 2007, and as head of Morgan Stanley’s global telecommunications and media research team from 1994 to 1998. Prior to Morgan Stanley, Mr. Greenberg worked at Sanford C. Bernstein in investment research. Mr. Greenberg began his career as a regulator, working at the Federal Communications Commission and the National Telecommunications and Information Agency. Mr. Greenberg served as a director of Teleglobe from 2002 to 2005, and graduated from the University of Wisconsin in 1972.

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

Lawrence M. Ingeneri.    Mr. Ingeneri has served as a Director since October 2006. Mr. Ingeneri is currently the Chief Financial Officer of mindSHIFT Technologies, Inc., an IT managed services provider which he joined in October 2003 and which was acquired in December 2011 by Best Buy, Inc. (NYSE: BBY). Prior to that time, Mr. Ingeneri was employed by COLT Telecom Group plc, or COLT, a European telecommunications services company from July 1996 to December 2002. Mr. Ingeneri was the Chief Financial Officer of COLT from July 1996 to June 2002 and a member of the Board of Directors of COLT from June 2001 to June 2002. Mr. Ingeneri previously served as a director of mindSHIFT Technologies, Inc.

Timothy A. Samples.    Mr. Samples has served as a Director since 2011. Since 2003, he has been a Principal at Sapience LLC, where he performs consulting work and serves as a non-executive director for two telecommunications and technology companies. From 2001 to 2002, Mr. Samples served as Chief Executive Officer, President and Chairman of the Board of Management for Completel N.V., a Dutch registered competitive local exchange carrier. From 2000 to 2001, Mr. Samples served as Chief Executive Officer and

President of Firstmark Communications, a Pan-European broadband company with operations in seven Western European countries. From 1997 to 2000, Mr. Samples was the Chief Executive Officer of One2One, a GSM service operator created through a joint venture between MediaOne group and Cable & Wireless. From 1996 to 1997, Mr. Samples was responsible for the US domestic wireless business for US West Mediaone group, including their investments in PCS Primeco. From 1995 to 1996, Mr. Samples served as Vice President and General Manager for US West Cellular/Airtouch in Phoenix, Arizona. Prior to 1995, Mr. Samples held various management, sales and marketing positions with US West/MediaOne Group. Mr. Samples has previously served on the boards of directors of Syniverse, Pac-West, Focal, Genesys and Kabira Technologies. Mr. Samples holds a Bachelor’s degree in Psychology from the University of Toledo.

Rian J. Wren.    Mr. Wren has served as a Director since he joined us in February 2006. Mr. Wren served as Chief Executive Officer from February 2006 until April 2011 and as our President from February 2006 until November 2010. Prior to joining us, Mr. Wren was Senior Vice President and General Manager of Telephony for Comcast Cable from November 1999 to August 2005. Mr. Wren joined Comcast in 1999 and was named CEO of Broadnet, Comcast’s international wireless company located in Brussels, Belgium in 2000. After returning to the United States, he served as the Senior Vice President and General Manager of Telephony for Comcast Cable Division. Prior to joining Comcast, Mr. Wren held several senior management positions at AT&T from 1978 to 1999, including President of the Southwest Region, and worked in the Consumer, Business, Network Services, and Network Systems Manufacturing divisions for more than 20 years. Mr. Wren holds a B.S. degree in Electrical Engineering from the New Jersey Institute of Technology and an M.S. in Management from Stanford University, which he attended as a Sloan Fellow.

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

Risk Factors Related To Our Business

Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer, and we expect to compete with new entrants to the tandem services market. In addition, our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Equinix, CENX, Telx, TeliaSonera and Cogent.

Our tandem (voice) services business faces competition from the traditional ILECs, other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer, and potentially from future entrants to the tandem services market. Please see “Item 3. Legal Proceedings” for a further description of certain litigation in which we have been engaged with Peerless Network. Competition has intensified over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the tandem services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below.

Our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Equinix, CENX, Telx, TeliaSonera and Cogent.

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

The communications services industry is extensively regulated by the federal and state governments. As described below, various state regulatory authorities have asserted regulatory authority over the pricing of incumbent local exchange carriers’ or ILECs’ local transit services, and the FCC is considering whether to adopt price regulation for local transit services at present. Moreover, the FCC has adopted a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC also is considering further changes to its regulations governing access charges. To the extent that transit or access rates are further reduced or capped, it could have an adverse impact on us.

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to implement a new rate based on the ILEC’s costs for transit. The ILEC has made this rate available to all of its customers. The ILEC appealed the DPUC’s ruling to the appropriate federal court. We filed an amicus brief supporting the ILEC’s position. The federal court issued a decision in the ILEC’s appeal on May 6, 2011. The court affirmed the DPUC’s decision to require the ILEC to reduce its transit rate to a cost-based rate for the competitive carrier that initiated the action at the DPUC. However, the court found that the DPUC could not require the ILEC to reduce its transit rates to other carriers without first allowing the carriers an opportunity to negotiate new rates under the terms of their contracts. The court also found that the DPUC’s decision to require the ILEC to adopt an interim pricing level, without first allowing the ILEC the opportunity to negotiate, was arbitrary and capricious. The court held that, if the carriers do not reach agreement on rates, the DPUC can order the ILEC to charge cost-based rates. The ILEC has appealed the federal court’s decision to the United States Court of Appeals for the Second Circuit. We have filed an amicus brief supporting the ILEC’s position. We already lowered the rate we charge certain of our customers, in some cases substantially, as a result of the DPUC’s ruling, which has had a significant impact on the profitability of our service in Connecticut.

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

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. In November 2011, the FCC released an intercarrier compensation reform order. That order did not adopt price regulation for local transit service. However, the FCC is currently considering whether to adopt price regulation for local transit service as part of ongoing proceedings. Any changes to the intercarrier compensation rules related to local transit service could have a material and adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers that we connect with have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating local transit traffic, it could have a material adverse effect on our business, financial condition and operating results.

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

Access Services

We also provide access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC regulates interstate access services and the states historically regulate intrastate access services. In its November 2011 intercarrier compensation reform order, however, the FCC approved reducing and ultimately eliminating both interstate and intrastate terminating access charges.

In the order, the FCC capped most access rates as of December 29, 2011. The FCC then requires carriers to reduce their intrastate terminating end office rates that exceed the corresponding interstate rates by 1 / 2 of the difference between the rates in July 2012, and reduce those intrastate rates to parity with the interstate rates by July 2013. Thereafter, the FCC will require carriers to reduce their termination (and for some carriers also transport) rates to bill-and-keep within six years for price cap carriers, and nine years for rate of return carriers. The FCC has issued a further notice of proposed rulemaking transition for the remaining originating and transport rate elements.

Various states are also separately conducting proceedings to determine whether to decrease existing intrastate access charges.

If the FCC or any state lowers any access charges that we may charge our customers, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

The telecommunications industry recently has seen an escalating rate of disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The FCC order described above resolved this issue on a prospective basis and holds that, prospectively, VoIP calls will be subject to interstate access charges and/or reciprocal compensation. If, however, future rulings establish that we are not able to enforce our access tariffs with respect to VoIP or other types of calls, we could experience a material and adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

We cannot predict when, or upon what terms and conditions, further U.S federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. The intercarrier compensation reform order released by the FCC in November 2011 has been appealed by several parties, and we cannot predict whether any such appeals might be successful. Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

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

•

customers with a significant volume of traffic have in the past and may in the future use their enhanced leverage in pricing negotiations with us. For example, from time to time, customers have requested that we reduce the prices we charge them or they will migrate their traffic to a competitor. Such requests may result in lowered pricing or lost traffic, either of which may adversely affect our business; and

•

if our prices are too high, potential customers may find it economically advantageous to handle certain functions internally, such as exchanging voice traffic, using direct connections instead of using us.

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

Our top five customers, in the aggregate, represented approximately 49% of our total revenues during the year ended December 31, 2011. Our two largest customers, AT&T and Sprint Nextel, accounted for 22% and 13% respectively, of our total revenues during the year ended December 31, 2011. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to substantially lower the rates we charge our customers to retain their traffic. As discussed in “—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the tandem services market … “ above, competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

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

During the year ended December 31, 2011, we terminated 63% of our voice traffic in the United States to five carriers.

Although we provide multiple services, we generate a significant portion of our revenue from voice services provided in the United States. During the year ended December 31, 2011, we delivered 63% of our voice traffic in the United States to five carriers. If for any reason we are unable to terminate voice traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept voice traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.

By operating as a voice common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of traffic to carriers that decide for whatever reason not to utilize our service. While our experience has been that competitive carriers usually accommodate such requests, we have been involved in various state and federal regulatory proceedings against Level 3 and Verizon Wireless related to their refusal to continue to accept terminating local transit traffic. We entered into agreements resolving these disputes in 2008. If, however, any carrier in the future refuses to accept either access or local transit traffic over a direct connection or otherwise seeks to limit or condition our ability to terminate traffic on terms that are not favorable to us, it could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, even though we believe that we have the legal right to exchange traffic with carriers under reasonable terms and may seek to enforce that right in legal or regulatory proceedings, there can be no assurance that we would prevail. Our efforts therefore in any proceedings or responding to other actions could have an adverse impact on us if we do not prevail, or even if we do prevail, because of legal costs, diversion of management resources and other factors.

Our business requires the continued development of effective business support systems to implement customer orders, provide and bill for services, and pay for services we receive from our vendors.

Our business depends on our ability to continue to develop effective business support systems. We are currently expending significant resources to develop and enhance a web-based portal application in connection with providing our Ethernet services. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisition of Tinet. This can be a complicated undertaking that requires significant resources and expertise and support from third-party vendors. Business support systems are needed for:

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

As part of our growth strategy, we recently began offering new services, such as international voice, IP Transit, Ethernet and hosted services. For a further description of our services see “—Business” above. As a result, our new service initiatives are critical components of our growth strategy.

We will face various risks associated with providing these new services, including risks relating to identifying, obtaining and integrating attractive network switch sites, suitable equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

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

We will face various risks associated with providing these new services, including risks relating to identifying, obtaining and integrating attractive network switch sites, suitable equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc. and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402) . On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. See “Item 3. Legal Proceedings” for a further description of this matter. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review. We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially and adversely affected.

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

We provide telecommunications services that are critical to the operations of our customers. Notably, our voice service is essential to the orderly operation of our customers’ telecommunication systems because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations, and our IP Transit and Ethernet services are critical to the ability of our customers to transmit data, which may be critical to their operation. Our network architecture is integral to our ability to process a high volume of traffic in a timely and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects or failures;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, natural disasters and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	provisioning, installing and delivering these services; and

•	errors by our employees or third-party service providers.

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

We generate the majority of our revenue by charging carriers on a per minute of use or per megabit basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on telecommunications services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. A reduction from these or other economic related causes could have a material and adverse effect on our business, financial condition and operating results.

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

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations” below. We depended upon equity financings, as well as borrowing under a credit facility, to meet our cash requirements after we commenced operations in February 2004, neither of which may be available to us in the future on favorable terms, if at all. See “We may require substantial additional funds to execute our business plan and, if additional capital is not available, we may need to limit, scale-back or cease our operations” below. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.

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

We currently have procedures in place to ensure the confidentiality of our customers’ information. However, our procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our customers may grow as we expand our business and increase the amount of information that we possess. If we fail to adequately maintain our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

The failure of the third-party software and equipment we use in providing our voice services could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment and license technologies developed by third parties in providing our voice, IP Transit, Ethernet and hosted services. Our third-party vendors include, among others, Cisco, Juniper and Sonus Networks for our switches, Cisco and Oracle for our database systems and software, and various network services suppliers, such as AT&T, Verizon, Qwest, and Transaction Network Services and various competitive access providers, for our transport and Signaling System 7 services. As a result, our ability to provide services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third-party claims for intellectual property infringement. Notably, although we have only recently begun to use Sonus to supply voice switches and, therefore, our relationship and operating history with Sonus is limited, we have extensively deployed Sonus voice switches throughout our network. If any third-party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

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

We have positioned ourselves as a neutral third-party provider of services (that is, we generally do not compete with any of our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance services and which can be viewed by some of our customers as being competitive with certain of the services they provide. Likewise, some competitors have claimed that our Ethernet services are not provided on a neutral basis.

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

We believe that an integral part of our success is our ability to recruit and retain employees who have advanced skills related to the services that we provide or plan to provide and who work well with our customers in the regulated environment in which we operate. In particular, we must hire and retain employees with the technical expertise and industry knowledge necessary to maintain and continue to develop our operations and effectively manage our growing sales and marketing organization to ensure the development of new services and growth of our operations. Our future success depends on the ability of our sales and marketing organization to establish direct sales and to develop new services. The employees with the technical and other skills we require are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees at all levels, our ability to maintain and grow our business could be negatively impacted.

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

Although we achieved net income of approximately $27.1 million for the year ended December 31, 2011, we expect to incur significant future expenses, particularly with respect to the development of new services, deployment of additional infrastructure, expansion in strategic markets and additional legal, regulatory and compliance costs. To remain profitable, we must continue to increase the usage of our services by our customers and attract new customers. We must also deliver superior service to our customers, mitigate the effects of consolidation and develop and commercialize new products and services. We may not succeed in these activities and fail to generate revenues that are significant or large enough to sustain profitability on a quarterly or annual basis. A substantial portion of our revenues are derived from fees that we charge our customers based on their usage. Therefore, a decline in their usage or the prices we charge for our services could materially impact our future revenues and profits.

A substantial portion of our cash at December 31, 2011 was invested in two money market mutual funds.

As of December 31, 2011, we had $78.8 million invested in two money market mutual funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The SEC, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	require that directors only be removed from office for cause and by the affirmative vote of the holders of at least 66 2 / 3 % of the total votes eligible to be cast in the election of directors;

•	require that vacancies on the Board of Directors, including newly created directorships, be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of The NASDAQ Stock Market;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters.

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

Our headquarters is located at 550 W. Adams, Suite 900, Chicago, Illinois, where we lease approximately 27,000 square feet of office space. Our leased properties are described below:

Property Location	Approximate Square Feet	Use	Lease Expiration Date
Chicago, IL	27,555	Administrative Office	September 30, 2021
Milan, Italy	4,306	Administrative Office	December 31, 2015
Frankfurt, Germany	13,671	Administrative Office	March 1, 2013
Jersey City, NJ	2,863	Administrative Office	December 31, 2014
New York, NY	16,532	Switch site	August 31, 2014
Detroit, MI	10,800	Switch site	February 28, 2025
Chicago, IL	10,000	Sublet	September 30, 2015
Indianapolis, IN	9,577	Switch site	April 30, 2017
Los Angeles, CA	6,857	Switch site	October 31, 2016
Cleveland, OH	6,000	Switch site	February 28, 2020
Atlanta, GA	5,861	Switch site	May 31, 2015
Minneapolis, MN	5,808	Switch site	February 28, 2022
Chicago, IL	5,263	Switch site	October 31, 2021
Miami, FL	5,176	Switch site	December 31, 2019
Dallas, TX	2,000	Switch site	June 30, 2021
Chicago, IL	4,347	Switch site	October 31, 2021
San Francisco, CA	3,922	Switch site	April 30, 2014
Philadelphia, PA	3,902	Switch site	August 31, 2017
Cincinnati, OH	3,369	Switch site	September 30, 2015
Boston, MA	2,416	Switch site	June 11, 2016
Houston, TX	2,144	Switch site	April 30, 2018
Orlando, FL	2,092	Switch site	May 31, 2018
Columbus, OH	2,026	Switch site	May 31, 2019
St. Louis, MO	2,000	Switch site	May 31, 2018
Charlotte, NC	1,775	Switch site	March 31, 2018
Milwaukee, WI	1,703	Switch site	November 30, 2014
Phoenix, AZ	1,652	Switch site	November 30, 2019
Denver, CO	1,650	Switch site	May 31, 2017
Vienna, VA	1,131	Switch site	September 30, 2017
Seattle, WA	1,051	Switch site	May 31, 2017
Tampa, FL	1,048	Switch site	January 31, 2016
Portland, OR	635	Switch site	November 30, 2012
Puerto Rico	2,576	Switch site	April 25, 2016
Newark, NJ	130	Switch site	August 31, 2019

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in our appeal was completed on July 19, 2011. Oral argument in our appeal occurred on December 8, 2011. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review.

On September 1, 2011, the district court issued an order that awarded approximately $102,000 in litigation-related costs to Peerless Network, and approximately $48,000 in litigation-related costs to us. We filed notice that we planned to appeal that part of the court’s order awarding costs to Peerless Network on September 30, 2011. Peerless Network has not cross-appealed the court’s award of costs to us.

On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We have the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review.

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

On April 11, 2011, we filed a notice of appeal of the USPTO’s decision to the Board of Patent Appeals and Interferences (the BPAI). Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. Briefing in those appeals was completed in December 2011.

If the decision of the federal district court finding our patent invalid becomes final and nonappealable, proceedings at the USPTO will end with respect to existing claims, though we may ask the USPTO to continue proceedings with respect to new claims. If the decision of the federal district court finding our patent invalid does not become final and nonappealable, the BPAI will review the parties’ positions on appeal. In that event, after reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ‘708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ‘708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against us or Peerless Network. For a discussion of our patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Market under the symbol “IQNT” (prior to February 7, 2012, the symbol was “TNDM”) since November 2, 2007. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and low closing sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2011	High	Low
First Quarter	$18.36	$13.70
Second Quarter	$17.42	$14.41
Third Quarter	$17.49	$9.27
Fourth Quarter	$11.10	$9.12

2010	High	Low
First Quarter	$23.72	$14.50
Second Quarter	$17.80	$11.08
Third Quarter	$13.95	$9.87
Fourth Quarter	$16.28	$11.94

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and non-vested shares (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders
Stock options	3,520,231	$16.09
Non-vested shares	1,095,760	$—

Total equity compensation plans approved by stockholders	4,615,991		374,751
Equity compensation plans not approved by stockholders	—	$—	—

Total	4,615,991		374,751

Holders of Record

On February 29, 2012, there were approximately 57 registered holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 10,865 beneficial owners of our common stock as of February 27, 2012.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 50-month total return provided stockholders on Inteliquent’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock, and its relative performance is tracked through December 31, 2011. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Inteliquent under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock, with dividends reinvested)

Issuer Purchases of Equity Securities

On February 16, 2010, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our outstanding common stock as part of a stock repurchase program. During 2010, we repurchased approximately 0.6 million shares for $9.6 million under the program at an average cost of $15.78 per share. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, was recorded to additional paid-in capital.

On February 21, 2011, we announced that its Board of Directors authorized the repurchase of up to $50.0 million of our outstanding common stock as part of a stock repurchase program. On April 18, 2011, we entered into a letter agreement with Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. on behalf of themselves and their respective affiliated funds, persons and entities, pursuant to which we agreed, subject to certain conditions, to convert our existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer. In 2011, we repurchased approximately 3.1 million shares at a price of $16.25 per share, for a total cost of $50.1 million, exclusive of related fees and expenses. The modified “Dutch auction” tender offer expired on June 13, 2011. The common shares purchased pursuant to the tender offer represented approximately 8.9% of the common shares outstanding as of June 10, 2011. We funded the purchase of the common shares in the tender offer using cash on hand. The shares were not retired as of December 31, 2011. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased shares was recorded to treasury stock.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2011, 2010, and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2011 (3)	2010 (3)	2009 (3)	2008 (3)	2007 (3)
	(In thousands, except per share data)
Statements of Operations
Revenue	$268,284	$199,826	$168,906	$120,902	$85,555
Operating expense
Network and facilities expense (excluding depreciation and amortization)	108,279	69,119	50,648	40,327	30,163
Operations	42,024	28,343	19,798	16,929	15,536
Sales and marketing	13,599	4,969	1,996	1,940	1,770
General and administrative	27,972	24,287	17,958	12,104	9,426
Depreciation and amortization	29,366	19,062	14,594	14,023	11,076
Impairment of fixed assets	—	—	—	195	—
Loss (gain) on disposal of fixed assets	439	(82)	(53)	(11)	(144)

Total operating expense	221,679	145,698	104,941	85,507	67,827

Income from operations	46,605	54,128	63,965	35,395	17,728

Other expense (income)
Interest expense	—	4	293	924	1,668
Interest income	(42)	(202)	(801)	(3,474)	(1,321)
Other expense (income)	437	128	(370)	1,131	4,919
Foreign exchange loss (gain)	421	(888)	—	—	—

Total other expense (income)	816	(958)	(878)	(1,419)	5,266

Income before income taxes	45,789	55,086	64,843	36,814	12,462
Provision for income taxes	18,732	22,478	23,528	12,794	6,204

Net income	$27,057	$32,608	$41,315	$24,020	$6,258

Net income per common share—basic (1)	$0.83	$0.98	$1.25	$0.76	$0.68
Net income per common share—diluted (1)	$0.82	$0.97	$1.22	$0.72	$0.24
Weighted average number of shares outstanding—basic:	32,780	33,157	33,156	31,790	9,248
Weighted average number of shares outstanding—diluted:	33,195	33,634	33,912	33,236	26,378

	As of December 31,
	2011	2010 (3)	2009 (3)	2008 (3)	2007(2) (3)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$90,279	$106,674	$161,411	$110,414	$112,020
Total current assets	147,152	154,786	205,959	131,335	127,382
Total assets	302,810	315,527	256,590	195,843	166,016
Total current liabilities	33,633	32,943	11,602	10,904	16,276
Long term obligations, including current portion	—	—	235	3,196	7,580
Total liabilities	43,132	44,244	15,759	15,977	22,094
Total preferred stock	—	—	—	—	—
Total shareholders’ equity	259,678	271,283	240,831	179,866	143,922

Cash Flow Data:
Cash flows from operating activities	$57,714	$60,512	$56,396	$35,152	$24,141
Cash flows from investing activities	(22,459)	(104,812)	(16,379)	(41,136)	(19,947)
Cash flows from financing activities	(51,553)	(10,346)	10,980	4,378	87,742

(1)	Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation.
(2)	On November 7, 2007, we completed an initial public offering of common stock in which we sold 7,247,849 shares of our common stock and selling shareholders sold 399,928 shares of our common stock, in each case at an issue price of $14.00 per share. We raised a total of $101.5 million in gross proceeds from our initial public offering, or $91.3 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $3.1 million.
(3)	As Tinet was acquired on October 1, 2010, there is no activity related to Tinet for the years 2009, 2008 and 2007. The activity included in 2010 relates only to the period from the October 1, 2010 acquisition date to December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.57 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 874.8 million, or 56% of the total 1.57 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 189 markets as of December 31, 2011. During the fourth quarter of 2011, our network carried 33.3 billion minutes of traffic. As of December 31, 2011, our network was capable of connecting calls to an estimated 570 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

We have IP Transit and Ethernet service agreements with over 800 customers in over 80 countries. In 2011, we carried over 1 Terebit of customer IP traffic. We have over 120 POPs where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support.

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

IP Transit revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained bandwidth used monthly in excess of the Committed Traffic Rate and measured with industry standard 95th percentile criteria.

Ethernet services revenue is comprised of both Ethernet Private Line (EtherCloud P2P) and Ethercloud Extension (EtherCloud E2E) revenues. Ehtercloud P2P revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained bandwidth used monthly in excess of the Committed Traffic Rate and measured with industry standard 95th percentile criteria. EtherCloud E2E revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are usually a flat monthly fee for bandwidth (the Committed Traffic Rate) but sometimes there are additional charges for the sustained bandwidth used monthly in excess of the Committed Traffic Rate and measured with industry standard 95th percentile criteria.

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

Network and Facilities Expense.    Our network and facilities expense include transport capacity, or circuits, and signaling network costs for voice services, transport capacity for our data services, facility rents and utilities, together with other costs that directly support the POPs. We do not defer or capitalize any costs associated with the start-up of new POPs. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through February 2025. Additionally, we pay the cost of all the utilities for all of our POP locations.

Operations Expenses.    Operations expenses include payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, property taxes, property insurance and supplies.

Sales and Marketing Expense.    Sales and marketing expenses represent the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expense.    General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit, tax and transaction costs.

Depreciation and Amortization Expense.    Depreciation and amortization expense for fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and test equipment, three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years).

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

Gain on Disposal of Fixed Assets.    We have disposed of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Foreign Currency Gain (Loss).    Foreign exchange gain (loss) consists of the gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

Other Expense (Income).    Other expense (income) includes expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and adjustments to the fair value of the ARS, and adjustments to the fair value of the ARS Rights.

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

On June 12, 2008, we commenced a patent infringement action against Peerless Network in the United States District Court for the Northern District of Illinois to enforce our rights under the ‘708 Patent. On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ‘708 Patent was invalid in light of a prior patent. On December 13, 2011, a federal appellate court affirmed the ruling that the ‘708 Patent is invalid. We have the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review. See “Item 3. Legal Proceedings” for a further description of this matter. If we do not prevail in this matter, it could result in continued or increased competition, either of which could adversely affect our ability to maintain profitability or positive cash flow.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our reporting units are the Americas; Europe, Middle East & Africa (EMEA) and Asia Pacific (APAC). In October 2011, the Company established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, the Company Operated as one reporting unit. The goodwill impairment test (Step-one) is based upon the estimated fair value of our reporting units compared to the net carrying value of assets and liabilities. We determine the fair value of our reporting units by combining two valuation methods, a discounted future cash flow analysis (DCF) and market multiples of comparable publicly-traded companies. For the DCF method, we prepare annual projections of future cash flows over a period of five years (the “discrete projection period”), and apply a terminal value assumption to the final year within the discrete projection period to estimate the total value of the cash flows beyond the final year. In the market multiples method, fair value is determined by applying a multiple to EBITDA (earnings before interest, taxes, depreciation and amortization). The EBITDA multiple reflects the risk of cash flows generated by an entity. We use peer groups that are similar in size, industry, growth stage, or business model. The fair values of our reporting units are then derived using a DCF analysis similar to that described above. We utilized EBITDA multiples based on our peer companies and adjusted for growth factors for each reporting unit to estimate fair values under the market multiple approach. If the Step-one test indicates that impairment potentially exists, a second step (Step-two) is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including operating, sales and marketing, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships and property, plant and equipment.

In 2011, the Company performed a quantitative assessment of the reporting units. Based on the analyses, the Company determined it was that the fair value of each reporting unit exceeded the respective carrying value, and no adjustments to goodwill were required. A 10% decrease in the fair value estimate of each of the reporting units would not have changed the determination.

Impairment of Long-Lived and Other Assets

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2011, 2010 and 2009:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$268,284	$199,826	$168,906
Operating expense
Network and facilities expense (excluding depreciation and amortization)	108,279	69,119	50,648
Operations	42,024	28,343	19,798
Sales and marketing	13,599	4,969	1,996
General and administrative	27,972	24,287	17,958
Depreciation and amortization	29,366	19,062	14,594
Loss (gain) on disposal of fixed assets	439	(82)	(53)

Total operating expense	221,679	145,698	104,941

Income from operations	46,605	54,128	63,965

Other expense (income)
Interest expense	—	4	293
Interest income	(42)	(202)	(801)
Other expense (income)	437	128	(370)
Foreign exchange loss (gain)	421	(888)	—

Total other expense (income)	816	(958)	(878)

Income before income taxes	45,789	55,086	64,843
Provision for income taxes	18,732	22,478	23,528

Net income	$27,057	$32,608	$41,315

Net income per share:
Basic	$0.83	$0.98	$1.25

Diluted	$0.82	$0.97	$1.22

Weighted average number of shares outstanding:
Basic	32,780	33,157	33,156

Diluted	33,195	33,634	33,912

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue.     Revenue of $268.3 million for the year ended December 31, 2011 increased $68.5 million, or 34.3%, from $199.8 million for the year ended December 31, 2010. A portion of the increase in revenues was due to the acquisition of Tinet, which generated $65.2 million in revenues for the full year of 2011 compared with $16.1 million during the fourth quarter of 2010. This increase accounts for $49.1 million or 71.8% of the annual increase. The remaining increase in revenue of $19.4 million, or 28.2% was primarily due to an increase in voice minutes of use billed to 130.4 billion minutes processed for the year ended December 31, 2011 from 108.5 billion minutes processed in the year ended December 31, 2010, an increase of 21.9 billion minutes, or 20.2%. The number of minutes carried over our network increased as a result of the entry into 10 new markets in 2011 and further penetration of current markets and customers.

The number of markets in which we operated increased to 189 at December 31, 2011 from 179 at December 31, 2010. The average fee per voice minute for the year ended December 31, 2011 of $0.0016 decreased from the December 31, 2010 amount of $0.0017.

Operating Expenses .     Operating expenses of $221.7 million for the year ended December 31, 2011 increased $76.0 million from $145.7 million in the year ended December 31, 2010, or 82.6% and 72.9% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.     Network and facilities expenses of $108.3 million for the year ended December 31, 2011, or 40.4% of revenue, increased from $69.1 million for the year ended December 31, 2010, or 34.6% of revenue. Of this increase, $24.3 million is the network and facilities expenses incurred by Tinet during the year ended December 31, 2011 compared with only three months of activity during the year ended December 31, 2010. Due to the nature of the IP Transit and Ethernet business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for these businesses.

The remaining increase of $14.9 million in our network and facilities expenses were primarily due to an increase in the number of switch locations we connect, increasing by 58 switch locations to 2,108 switch locations at December 31, 2011 from 2,050 switch locations at December 31, 2010. As noted above, our billed voice minutes of use were up 20.2%, causing an increase to our network and facilities expense. As the expenses to process the increase in minutes has increased, while the voice rate per minute has decreased, the percentage to revenue for 2011 has increased compared to 2010.

Operations Expenses.     Operations expenses of $42.0 million for the year ended December 31, 2011, or 15.7% of revenue, increased $13.7 million compared to $28.3 million for the year ended December 31, 2010, or 14.2% of revenue. Of this increase, $9.4 million is due to operations expenses of Tinet during the full year of 2011 compared with only three months of activity in 2010. The remaining increase in our operations expenses primarily resulted from an increase of $0.3 million related to non-cash compensation, and an increase of $1.5 million in payroll and benefits due to an increase in the number of switch location personnel as well as individuals located at our corporate office who are directly responsible for maintaining and expanding our switch network. In addition, during the year, we settled a dispute with a landlord for $0.8 million.

Sales and Marketing Expense.     Sales and marketing expense of $13.6 million for the year ended December 31, 2011, or 5.1% of revenue, increased from $5.0 million for the year ended December 31, 2010, or 2.5% of revenue. Of this increase, $5.9 million is due to sales and marketing expenses of Tinet during the full year of 2011 compared with only three months of activity in 2010. Due to the nature of the IP Transit and Ethernet business, higher sales and marketing expenses are incurred and we anticipate this percentage will continue to increase as we increase activity for our IP Transit and Ethernet business. The remaining increase in our sales and marketing expenses primarily resulted from an increase of $0.4 million related to non-cash compensation, and an increase of $1.8 million in payroll and benefits due to an increase in the number of employees in the sales force as we expand the sale of IP Transit and Ethernet in the Americas.

General and Administrative Expense.     General and administrative expense increased to $28.0 million for the year ended December 31, 2011, or 10.4% of revenue, compared to $24.3 million for the year ended December 31, 2010, or 12.2% of revenue. Of this increase, $3.1 million is due to the acquisition of Tinet. The remaining increase in our general and administrative expenses of $0.6 million is primarily due to a $4.3 million increase in non-cash compensation, a $1.0 million increase in payroll and benefits, partially offset by a decrease of $3.6 million in professional fees and $1.7 million in consulting fees. The increase in non-cash compensation is primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren, as further discussed in footnote 11 to the consolidated financial statements – “Stock Options and Non-vested Shares”. The professional fees and consulting fees were lower in 2011 as the 2010 fees included the Tinet acquisition related costs.

Depreciation and Amortization Expense.     Depreciation and amortization expense increased to $29.4 million for the year ended December 31, 2011, or 10.9% of revenue, compared to $19.1 million for the year ended December 31, 2010, or 9.5% of revenue. Of this increase, $7.5 million is due to the depreciation and amortization of Tinet assets during the year ended December 31, 2011 compared with only three months of activity in 2010. The remaining increase in our depreciation and amortization expense relates to an increase of $2.8 million in our depreciation expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other (Income) Expense .     Other expense was $0.8 million in the year ended December 31, 2011, compared to other income of $1.0 million for the year ended December 31, 2010. Other expense in 2011 includes $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and $0.4 million foreign exchange losses as part of foreign business operations. Other income in 2010 includes a gain of $1.9 million on two forward currency contracts entered into during the third quarter to reduce our currency exchange rate risk from the acquisition of Tinet on October 1, 2010. In addition, we recognized $0.9 million related to foreign exchange losses, as a result of a decrease in the Euro to dollar exchange rate during the fourth quarter of 2010.

Provision for Income Taxes .     Provision for income taxes was $18.7 million for the year ended December 31, 2011, a decrease of $3.8 million compared to $22.5 million for the year ended December 31, 2010. The effective tax rate at December 31, 2011 was 40.9% compared to the effective tax rate at December 31, 2010 of 40.8%.

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity, borrowings under our credit facility and our initial public offering completed in November 2007. Our primary ongoing sources of liquidity are our cash flows from operations. Our principal uses of cash have been capital expenditures for network equipment, working capital, debt service requirements, repurchases of common shares and our acquisition of Tinet on October 1, 2010. We anticipate that our principal uses of cash in the future will be for facility expansion and capital expenditures for network equipment and working capital.

At December 31, 2011, we had $90.3 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at December 31, 2010, we had $106.7 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2011 was $113.5 million compared to $121.8 million at December 31, 2010. We acquired Tinet for $103.1 million on October 1, 2010 ($108.5 million total cash paid at acquisition, less $5.4 million cash acquired from Tinet).

Our capital expenditures of $22.0 million, $18.4 million and $18.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, related primarily to the installation of network equipment in existing and new locations. Capital expenditures for 2012 are expected to be between $30 million and $35 million.

We believe the cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future and in any event for at least the next 12 to 18 months.

We regularly review acquisitions and strategic investments, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic investments which would require additional debt or equity financing.

The following table sets forth components of our cash flow (in thousands) for the following periods:

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities	$57,714	$60,512	$56,396
Cash flows from investing activities	$(22,459)	$(104,812)	$(16,379)
Cash flows from financing activities	$(51,553)	$(10,346)	$10,980

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2011 was $57.7 million, compared to $60.5 million for the year ended December 31, 2010. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and network maintenance costs. The slight decrease in operating cash flow reflects lower operating earnings driven mainly by increased depreciation and non-cash compensation, offset by the timing of cash collections. The timing of payments remained the same.

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

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2011 was $22.5 million, compared to $104.8 million for the year ended December 31, 2010. Investing cash outflows are primarily related to the acquisition of Tinet on October 1, 2010, purchases of network equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors. The decrease in net cash used for investing activities is primarily the result of the $103.1 million acquisition of Tinet during 2010, partially offset by a $17.1 million decrease in proceeds from the redemption of auction rate securities and a $3.6 million increase in cash flows used for the purchase of network equipment.

Net cash used for investing activities for the year ended December 31, 2010 was $104.8 million, compared to $16.4 million for the year ended December 31, 2009. The increase in net cash used for investing activities is primarily the result of the $103.1 million acquisition of Tinet, partially offset by a $15.4 million increase in proceeds from the redemption of auction rate securities.

Cash flows from financing activities

Net cash used by financing activities for the year ended December 31, 2011 was $51.6 million, compared to $10.3 million for the year ended December 31, 2010. The changes in cash flows from financing activities primarily relate to the completion of a modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of common shares in the tender offer using cash on hand. During 2010, we repurchased approximately 0.6 million shares for $9.6 million under a stock repurchase program at an average cost of $15.78 per share.

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

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2011. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2011.

	Payments due by period
Contractual Cash Obligations	Total	Current	2-3 years	4-5 years	More than 5 years
	(In thousands)
Operating leases	$36,816	$5,420	$10,010	$8,523	$12,863
Transport/service purchase commitment	5,079	1,270	2,539	1,270	—
Indefeasible right of use operating expense commitment	7,654	1,364	2,452	2,043	1,795

Total	$49,549	$8,054	$15,001	$11,836	$14,658

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2011 there was $1.0 million of restricted cash used as collateral for $1.0 million in letters of credit outstanding.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2011, 2010 and 2009 was $6.0 million, $4.8 million, and $4.3 million, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2011, 2010 and 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued accounting standard update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, in December 2011, the FASB issued accounting standard update 2011-12 Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income

in ASU 2011-05 (ASU 2011-12) to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

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

Effective January 1, 2011, we adopted FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarifies that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $91.2 million and $107.6 million at December 31, 2011 and December 31, 2010, respectively. These amounts were allocated primarily in money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2011, we had $78.8 million in cash and cash equivalents invested in two money market mutual funds.

Based upon our overall interest rate exposure at December 31, 2011, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of a subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent approximately 0.3% of the Company’s operating income. We do not believe that a 10 percent change in these currencies over a one-year period would have a material impact on our earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, IL

March 15, 2012

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90,279	$106,674
Receivables, net	46,991	38,610
Deferred income taxes-current	3,227	1,855
Other current assets	6,655	7,647

Total current assets	147,152	154,786
Property and equipment—net	75,045	77,683
Intangible assets—net	28,644	31,506
Goodwill	48,137	49,098
Restricted cash	962	962
Other assets	2,870	1,492

Total assets	$302,810	$315,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,792	$13,748
Accrued liabilities:
Taxes payable	2,567	664
Circuit cost	8,743	10,508
Rent	1,525	1,285
Payroll and related items	4,366	3,770
Other	2,640	2,968

Total current liabilities	33,633	32,943
Other liabilities	1,693	914
Deferred income taxes-noncurrent	7,806	10,387

Total liabilities	43,132	44,244
Commitments and Contingencies	—	—
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock—par value of $.001; 150,000,000 authorized shares; 31,520,121 shares and 33,166,242 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	32	33
Less treasury stock, at cost; 3,083,446 in 2011 and no shares in 2010	(50,103)	—
Additional paid-in capital	185,014	171,343
Accumulated other comprehensive loss	(4,346)	(2,117)
Retained earnings	129,081	102,024

Total shareholders’ equity	259,678	271,283

Total liabilities and shareholders’ equity	$302,810	$315,527

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$268,284	$199,826	$168,906
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	108,279	69,119	50,648
Operations	42,024	28,343	19,798
Sales and marketing	13,599	4,969	1,996
General and administrative	27,972	24,287	17,958
Depreciation and amortization	29,366	19,062	14,594
Loss (gain) on disposal of fixed assets	439	(82)	(53)

Total operating expense	221,679	145,698	104,941

Income from operations	46,605	54,128	63,965

Other (income) expense:
Interest expense	—	4	293
Interest income	(42)	(202)	(801)
Other expense (income)	437	128	(370)
Foreign exchange loss (gain)	421	(888)	—

Total other expense (income)	816	(958)	(878)

Income before income taxes	45,789	55,086	64,843
Provision for income taxes	18,732	22,478	23,528

Net income	$27,057	$32,608	$41,315

Net income per share:
Basic	$0.83	$0.98	$1.25

Diluted	$0.82	$0.97	$1.22

Weighted average number of shares outstanding:
Basic	32,780	33,157	33,156

Diluted	33,195	33,634	33,912

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER

COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Shares Outstanding	Common Shares	Treasury Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	32,357,383	$32	$—	$151,733	$28,101	$—	$179,866
Net income and comprehensive income	—	—	—	—	41,315	—	41,315
Excess tax benefit associated with share based payments	—	—	—	9,543	—	—	9,543
Exercise of stock options	1,271,118	2	—	4,448	—	—	4,450
Share base payment expense	—	—	—	5,657	—	—	5,657

Balance at December 31, 2009	33,628,501	34	—	171,381	69,416	—	240,831
Net income	—	—	—	—	32,608	—	32,608
Foreign currency translation						(2,117)	(2,117)

Total Comprehensive Income							30,491
Tax deficiency associated with share based payments	—	—	—	(338)	—	—	(338)
Exercise of stock options	52,687	—	—	116	—	—	116
Stock option expense	—	—	—	6,810	—	—	6,810
Repurchase of common stock	(605,449)	(1)	—	(9,555)	—	—	(9,556)
Activity related to non-vested shares	90,503	—	—	2,929	—	—	2,929

Balance at December 31, 2010	33,166,242	33	—	171,343	102,024	(2,117)	271,283
Net income	—	—	—	—	27,057	—	27,057
Foreign currency translation						(2,229)	(2,229)

Total Comprehensive Income							24,828
Tax deficiency associated with share based payments	—	—	—	(435)	—	—	(435)
Exercise of stock options	83,959	—	—	256	—	—	256
Stock option and non-vested share expense	—	—	—	15,120	—	—	15,120
Repurchase of common stock	(3,083,446)	(3)	(50,103)	—	—	—	(50,106)
Activity related to non-vested shares	1,353,366	2	—	(1,270)	—	—	(1,268)

Balance at December 31, 2011	31,520,121	$32	$(50,103)	$185,014	$129,081	$(4,346)	$259,678

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$27,057	$32,608	$41,315
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	29,366	19,062	14,594
Deferred income taxes	(3,698)	(476)	1,051
Loss (Gain) on disposal of fixed assets	439	(82)	(53)
Non-cash share-based compensation	15,120	10,072	5,657
Amortization of debt discount	—	—	52
Changes in fair value of ARS	—	(923)	(1,034)
Changes in fair value of ARS Rights	—	712	664
Gain on intercompany foreign exchange transactions	(98)	—	—
Excess tax deficiency (benefit) associated with share based payments	435	338	(9,543)
Changes in assets and liabilities, net of effect of acquisitions:
Receivables—net	(9,800)	(1,910)	(8,051)
Other current assets	726	(2,940)	(203)
Other noncurrent assets	(929)	2,941	46
Accounts payable	(2,744)	2	102
Accrued liabilities	1,343	1,137	11,799
Noncurrent liabilities	497	(29)	—

Net cash flows from operating activities	57,714	60,512	56,396
Cash Flows From Investing Activities:
Purchase of equipment	(21,986)	(18,360)	(18,134)
Proceeds from sale of equipment	27	89	55
Increase in restricted cash	—	(522)	—
Purchase of other investments	(500)	—	—
Cash used in acquisitions, net of cash acquired	—	(103,144)	—
Proceeds from the redemption of ARS	—	17,125	1,700

Net cash flows from investing activities	(22,459)	(104,812)	(16,379)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	256	116	4,450
Restricted shares withheld to cover employee taxes paid	(1,268)	(333)	—
Payments made for repurchase of common stock	(50,106)	(9,556)	—
Excess tax (deficiency) benefit associated with share based payments	(435)	(338)	9,543
Principal payments on long-term debt	—	(235)	(3,013)

Net cash flows from financing activities	(51,553)	(10,346)	10,980
Effect of exchange rate changes on cash	(97)	(91)	—

Net (Decrease) Increase In Cash And Cash Equivalents	(16,395)	(54,737)	50,997
Cash And Cash Equivalents—Beginning	106,674	161,411	110,414

Cash And Cash Equivalents—End	$90,279	$106,674	$161,411
Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$—	$242	$875
Cash paid for taxes	$20,421	$22,666	$15,148
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$6,464	$3,308	$1,046

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Organization —Neutral Tandem, Inc. d/b/a Inteliquent (Inteliquent or the Company) provides U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides our solutions to customers, like content providers, who also typically do not have their own network.

Acquisition of Tinet S.p.A. —On October 1, 2010 the Company completed its acquisition of Tinet S.p.A. (Tinet) for $103.1 million, comprised of $77.4 million, in cash, paid on October 1, 2010 for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt as part of the closing and $5.4 million in cash acquired. The purchase price was financed with cash from the Company’s balance sheet. $7.5 million of cash consideration was placed in escrow for a period of two years following the acquisition. In addition to the cash, the Company recorded approximately $4.0 million for acquisition-related costs, including legal, accounting and advisory services in its statement of income.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates —The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make certain estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. The Company believes that the estimates and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values approximate fair value. At December 31, 2011 the Company had $11.5 million of cash in banks and $78.8 million in two money market mutual funds. At December 31, 2010, the Company had $12.9 million of cash in banks and $93.8 million in two money market mutual funds.

Fair Value of Financial Instruments —The Company’s financial instruments include cash and cash equivalents, receivables and accounts payable. The carrying amounts of the Company’s cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Property and Equipment —Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is periodically evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Long-lived Assets —The carrying value of long-lived assets, including property and equipment and intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future undiscounted cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value.

Goodwill and Intangible Assets, Net — Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years).

Revenue Recognition —The Company generates revenue from sales of its voice, IP Transit, and Ethernet telecommunications services. The Company maintains executed service agreements with each of its customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched or internet transit for which service is provided and when collection is probable. The Company provides voice interconnection service primarily to large, well-established competitive carriers, including wireless, wireline and cable and broadband telephony and internet connectivity and Ethernet services carriers, service providers and content providers.

Earnings Per Share —Basic earnings per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Years Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Numerator:
Net income applicable to common stockholders	$27,057	$32,608	$41,315
Denominator:
Weighted average common shares outstanding	32,780	33,157	33,156
Effect of dilutive securities:
Stock options and non-vested shares	415	477	756

Denominator for diluted earnings per share	33,195	33,634	33,912

Net earnings per share:
Basic—as reported	$0.83	$0.98	$1.25

Diluted—as reported	$0.82	$0.97	$1.22

Outstanding share-based awards of 2.8 million, 3.4 million, and 1.8 million were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2011, 2010 and 2009, the undistributed earnings allocable to participating securities were $1.1 million, $0.6 million and $0.1 million, respectively.

Accounting for Share-Based Payments —The fair value of stock options is determined using the Black-Scholes valuation model. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The amount of share-based expense recorded in the years ended December 31, 2011, 2010 and 2009 is $15.1 million, $10.1 million, and $5.7 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 11, “Stock Options and Non-vested Shares”.

Income Taxes —Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

The income tax provision includes U.S. federal, state and foreign income taxes and is based on pre-tax income or loss.

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

Foreign Currency Translation —The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Concentrations —For the years ended 2011, 2010 and 2009, the aggregate revenues of four customers accounted for 46%, 56% and 57% of total revenues, respectively. At December 31, 2011 and 2010, the aggregate accounts receivable of four customers accounted for 38% and 33% of the Company’s total trade accounts receivable, respectively.

In 2011, the Company had two customers in excess of ten percent of sales, which were 22% and 13% of the Company’s total revenue, respectively. At December 31, 2011, the Company had one customer who accounted for 21% of the Company’s accounts receivable balance.

In 2010, the Company had two customers in excess of ten percent of sales, which were 22% and 18% of the Company’s total revenue, respectively. At December 31, 2010, the Company had one customer who accounted for 15% of the Company’s accounts receivable balance.

In 2009, the Company had three customers in excess of ten percent of sales, which were 23%, 14% and 13% of the Company’s total revenue, respectively.

At December 31, 2011, the Company had $90.3 million in cash and cash equivalents. Of this amount, approximately $78.8 million was invested in two money market mutual funds. Investment policies have been implemented that limit investments to highly liquid investments with an original maturity of 90 days or less.

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

In June 2011, the FASB issued accounting standard update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, in December 2011, the FASB issued accounting standard update 2011-12 Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12) to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance will not affect our financial position, results of operations or cash flows.

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

Effective January 1, 2011, we adopted FASB ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which clarifies the disclosure requirements for pro forma financial information related to a material business combination or a series of immaterial business combinations that are material in the aggregate. The guidance clarifies that the pro forma disclosures are prepared assuming the business combination occurred at the start of the prior annual reporting period. Additionally, a narrative description of the nature and amount of material, non-recurring pro forma adjustments would be required. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.

3.	BUSINESS ACQUISITIONS

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

Supplemental information on an unaudited pro forma basis for the 12 months ended December 31, 2010 and 2009, as if the acquisition had taken place on January 1, 2009, is as follows:

	Year Ended December 31
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

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consists of the following:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Network equipment	$135,363	$116,889
Computer software	8,826	4,986
Computer equipment	3,896	2,931
Tools and test equipment	1,094	1,014
Furniture and fixtures	466	582
Leasehold improvements	6,023	5,623

	155,668	132,025
Less accumulated depreciation	(84,584)	(58,777)

	71,084	73,248
Construction in process	3,961	4,435

Property and equipment-net	$75,045	$77,683

5.	RECEIVABLES

Receivables as of December 31, 2011 and 2010 consist of the following:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Billed receivables	$46,325	$36,120
Unbilled receivables	2,037	2,325
Other receivables	558	809

	48,920	39,254
Less allowance for doubtful accounts	(1,929)	(644)

Receivables—net of allowance for doubtful accounts	$46,991	$38,610

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

The Company sponsors a 401(k) plan covering substantially all employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.5 million, $0.4 million and $0.4 million to this plan during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Operating Leases — The Company leases its facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2011, 2010 and 2009 was $6.0 million, $4.8 million, and $4.3 million, respectively.

The following table represents future lease payments under the operating leases:

(Dollars in thousands)	December 31, 2011
2012	$5,420
2013	4,995
2014	5,015
2015	4,480
2016	4,043
Thereafter	12,863

Total	$36,816

Purchase Commitment — We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service beginning in 2011 through 2015.

Indefeasible right of use operating expense Commitment — We have a number of indefeasible rights of use (IRUs) which represent contractual agreements between the operators of a communications cable or between the operator of a communications cable and a customer that needs this capacity to provide telecom services. It is defined as the exclusive, unrestricted and indefeasible right to use the relevant capacity (including equipment, fibers or capacity) for any legal purpose. With the right to use the IRUs comes an obligation to pay a proportion of the operating cost and contractually defined amounts related to the cost of maintaining the cable, including any costs incurred repairing the cable after mishaps. These contracts extend through 2019.

Legal Proceedings — From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

As previously disclosed, on June 12, 2008, the Company commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402 ). On July 28, 2008, Peerless Network filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleged (i) that the ‘708 Patent was invalid and unenforceable under a variety of theories, (ii) that assertion of the’708 Patent amounted to patent misuse and violation of certain monopolization laws, and (iii) that certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in the Company’s appeal was completed on July 19, 2011. Oral argument in the Company’s appeal occurred on December 8, 2011. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review.

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

On December 13, 2011, the federal appellate court affirmed the finding that the Company’s patent is invalid, and on January 30, 2012, the appellate court denied the Company’s petition for rehearing of the December 13, 2011 ruling. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review would be due by April 30, 2012. The Supreme Court grants a very small percentage of such requests for review.

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

On April 11, 2011, the Company filed a notice of appeal of the USPTO’s decision to the BPAI. Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. Briefing in those appeals was completed in December 2011.

If the decision of the federal district court finding our patent invalid becomes final and nonappealable, proceedings at the USPTO will end with respect to existing claims, though we may ask the USPTO to continue proceedings with respect to new claims. If the decision of the federal district court finding our patent invalid does not become final and nonappealable, the BPAI will review the parties’ positions on appeal. In that event, after reviewing the parties’ positions on appeal, the BPAI may affirm the USPTO’s rejection of some or all of the claims, allow some or all of the claims of the ‘708 Patent to issue in their current form, or return the matter for further examination with respect to some or all of the claims. Thereafter, there may be further proceedings at the USPTO regarding the validity of some or all of the claims of the ‘708 Patent. The decision of the BPAI is ultimately appealable by either party to the United States Court of Appeals for the Federal Circuit.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against the Company or Peerless Network. For a discussion of the Company’s patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

9.	GOODWILL AND INTANGIBLES, NET

Goodwill and intangible assets were recognized in 2010 as a result of the acquisition of Tinet.

The following summarizes goodwill and intangible assets, net activity:

(dollars in thousands)	Goodwill	Intangible assets, net
Balances at January 1, 2010	$—	$—
Acquisitions	50,476	32,973
Amortization	—	(582)
Currency translation effect and other	(1,378)	(885)

Balances at December 31, 2010	49,098	31,506
Amortization	—	(2,299)
Currency translation effect and other	(961)	(563)

Balances at December 31, 2011	$48,137	$28,644

During the year ended December 31, 2011, we finalized the valuation of certain liabilities acquired related to our 2010 acquisition. As these adjustments did not have a material impact on our financial position or results of operations, we recorded these adjustments to goodwill during the year ended December 31, 2011.

Goodwill is not amortized but is tested for impairment at least annually or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s reporting units are the Americas, Europe, Middle East & Africa (EMEA) and Asia Pacific (APAC). The evaluation is based upon the estimated fair value of the Company’s reporting units compared to the net carrying value of assets and liabilities. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

In October 2011, the Company established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, the Company operated as one reporting unit.

The annual assessment occurs in the fourth quarter of each year. In the fourth quarter of 2011, we performed a quantitative assessment of goodwill for the three reporting units. In our step one calculation, we established the fair value of the reporting units using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. The results of this test indicated that the goodwill was not impaired. A 10% decrease in the fair value estimate of the each of the reporting units would not have changed this determination.

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $2.3 million in 2011 and $0.6 million in 2010. Intangible asset amortization for each of the five succeeding fiscal years ending December 31, 2016 is estimated to be $2.5 million, $2.9 million, $2.8 million, $2.4 million and $2.0 million, respectively.

Additionally, intangible assets, net consist of the following:

	December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$31,337	$(2,693)	$28,644

	December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,072	$(566)	$31,506

10.	INCOME TAXES

Prior to the Company’s acquisition of Tinet in October 2010, all earnings were domestic. Earnings before taxes, and the related provisions for taxes on earnings, for the years ended December 31 2011, 2010 and 2009, were as follows:

(Dollars in thousands)	2011	2010	2009
Earnings Before Taxes
Domestic	$49,439	$54,773	$64,843
Foreign	(3,650)	313	—

Total	$45,789	$55,086	$64,843

Taxes on Earnings
Current:
U.S. Federal	$17,910	$20,092	$20,144
State	2,477	2,521	2,333
Foreign	2,098	335	—

Total current	22,485	22,948	22,477

Deferred:
Domestic	(1,339)	(1,118)	2,160
State	(1,616)	586	(1,109)
Foreign	(798)	62	—

Total deferred	(3,753)	(470)	1,051

Total	$18,732	$22,478	$23,528

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$8,524	$5,261
State credit carry forward	1,653	1,457
Accrued direct costs	835	705
State bonus depreciation	569	413
Indefeasible rights of use	1,562	1,968
Accrued other	1585	713
Acquisition costs	194	282
Unrealized foreign currency gain/loss	—	286
Goodwill	635	—
NOLs	470	—

Total deferred tax assets	16,027	11,085

Deferred tax liabilities:
Depreciation	(13,172)	(11,380)
Prepaids	(405)	(435)
Customer Intangibles	(7,016)	(7,245)
Unrealized foreign currency gain/loss	(13)	—

Total deferred tax liabilities	(20,606)	(19,060)

Valuation allowance	—	(557)

Net deferred income tax liabilities	$(4,579)	$(8,532)

The Company’s effective income tax rate was 40.9% for the year ended December 31, 2011, compared to 40.8% for the year ended December 31, 2010. The difference results significantly from the local tax impact of the Company’s foreign operations and items related to 2010 filings, specifically R&D credits and an increase in transaction costs deduction. The change in the effective tax rate from 40.8% for the year ended December 31, 2010 compared to 36.3% for the year ended December 31, 2009 was primarily due to nondeductible transaction costs associated with the acquisition of Tinet and the establishment of the Illinois EDGE credit valuation allowance.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2011	2010	2009
Statutory federal rate	35%	35%	35%
State income tax, net of federal benefit	1.2%	3.4%	2%
Transaction costs	(0.5)%	1.8%	—%
Foreign income tax impact	3.0%	0.5%	—%
Other	2.2%	0.1%	(0.5)%

Effective tax rate	40.9%	40.8%	36.3%

The Company’s foreign subsidiaries are treated for U.S. tax purposes as controlled foreign corporations. The Company does not provide for U.S. income taxes and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries as it is the company’s intention that the earnings will be reinvested indefinitely.

The Company has a statutory net operating loss for its Italian entity of $1.3 million, per the Italian tax rules the NOL has no expiration and can be carried forward indefinitely.

The Company’s state income tax credit carry forward, the Illinois EDGE credit, can be carried forward five years. For the year ended December 31, 2011, the Company released a partial valuation allowance of $0.6 million as the Company believed it was more likely than not that future taxable income will be sufficient to realize the full benefit of the credit.

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The Company’s wholly-owned Italian subsidiary files income tax returns in Italy and various foreign jurisdictions. With few exceptions the Company’s wholly-owned subsidiary is no longer subject to examinations by tax authorities for years prior to 2007 in jurisdictions where it files tax returns.

The IRS has completed an examination of the federal income tax return the Company filed for the year 2008. The IRS did not propose any adjustments to the Company’s 2008 income tax return.

The Company’s liabilities for uncertain tax positions totaled $0.6 million at December 31, 2011 and $0.2 million at December 31, 2010. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

(Dollars in thousands)	2011	2010
Balance at January 1	$165	$—
Increases related to prior periods	516	165
Increases related to current year	269	—
Decreases related to settlements with taxing authorities	(353)	—

Balance on December 31	$597	$165

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as income tax expense. At December 31, 2011, the Company has included $0.3 million related to interest and penalty expense as a component of income tax expense in the consolidated statement of operations. At December 31, 2010, the Company has included $0.1 million related to interest and penalty expense as a component of income tax expense in the consolidated statement of operations. As of December 31, 2011 and 2010 the company has recorded liabilities of $0.4 million and $0.1 million, respectively, for the payment of interest and penalties. The total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. However, an estimate of the range of potential changes cannot be determined at this time.

11.	STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2011, the Company had granted a total of 3.5 million options and 1.1 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.4 million shares, representing approximately 1.2% of the Company’s outstanding common stock as of December 31, 2011, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the years ended December 31, 2011 and 2010, the Company granted 0.5 million and 0.1 million options at a weighted-average exercise price of $14.11 and $15.01, respectively.

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model. For the years ended December 31, 2011, 2010 and 2009, fair value of stock options was measured using the following assumptions:

	December 31, 2011	December 31, 2010	December 31, 2009
Expected life	7.13 years	7.10 years	6.3 – 7.2 years
Risk-free interest rate range	1.3% – 2.9%	1.8% – 3.3%	2.1% – 3.3%
Expected dividends	—	—	—
Volatility	50.1% –51.9%	51.7% –53.4%	53.3% –55.6%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $7.82, $8.42 and $14.41 for the years ended December 31, 2011, 2010 and 2009, respectively. The total grant date fair value of options that vested during years ended December 31, 2011, 2010 and 2009 was approximately $7.7 million, $8.3 million and $5.1 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $1.1 million, $0.7 million and $27.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding—December 31, 2009	3,139	$15.87
Granted	107	15.01
Exercised	(53)	2.19
Cancelled	(9)	21.20

Options outstanding—December 31, 2010	3,184	$16.06
Granted	495	14.11
Exercised	(84)	2.76
Cancelled	(75)	16.51

Options outstanding—December 31, 2011	3,520	$16.09	$5,862	6.73

Vested or expected to vest-December 31, 2011	3,307	$16.08	$5,507	6.72

Exercisable-December 31, 2011	2,437	$15.00	$5,839	6.09

The unrecognized compensation cost associated with options outstanding at December 31, 2011 and 2010 is $8.5 million and $13.1 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.2 years and 2.2 years as of December 31, 2011 and 2010, respectively.

Non-vested Shares

During the years ended December 31, 2011 and 2010, the Company’s Board of Directors granted approximately 0.5 million and 0.8 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the year ended December 31, 2011 and 2010 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding at December 31, 2009	356	$25.65
Granted	842	13.47
Vested	(117)	25.56
Cancelled	(8)	23.62

Non-vested shares outstanding at December 31, 2010	1,073	$16.11
Granted	488	13.60
Vested	(360)	17.79
Cancelled	(105)	15.77

Non-vested shares outstanding at December 31, 2011	1,096	$14.47	$11,716

Non-vested shares vested or expected to vest at December 31, 2011	1,036	$14.47	$11,072

The aggregate intrinsic value represents the total pre-tax intrinsic value base on the Company’s closing stock price of $10.69 on December 31, 2011. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at December 31, 2011 and 2010 is $14.3 million and $16.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 3.2 years as of December 31, 2011 and 2010, respectively.

During the first quarter of 2011, Rian J. Wren, the Company’s Chief Executive Officer since 2006, announced his decision to retire from the Company on March 31, 2011. He continues to serve on the Board of Directors following his retirement. As a result of this decision, the Board approved the acceleration of the vesting on approximately 0.2 million options and 0.1 million non-vested shares, in addition to the forfeiture of 0.1 million non-vested shares. All options and non-vested shares were fully vested as of March 31, 2011. Non-cash compensation expense of $15.1 million recorded during the year ended December 31, 2011 includes $2.0 million related to the acceleration of options and $1.6 million related to the acceleration of non-vested shares.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Prior to the Company’s acquisition of Tinet, all revenues and assets were in the United States of America. The following is a summary of geographical information as of and for the year ended December 31, 2011 and 2010 (in thousands:)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenue from external customers:
United States of America	$216,270	$186,744
Rest of World	52,014	13,082

	$268,284	$199,826

Long-lived assets:
United States of America	$54,998	$57,864
Germany	5,508	5,547
Rest of World	14,539	14,272

	$75,045	$77,683

Revenue from transoceanic services is geographically determined by the customers’ legal address, since IP Transit services are global services and the Company does not track the routing used to carry traffic.

The Company includes all non-current assets, except for goodwill and customer intangibles, in its long-lived assets.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$66,418	$65,090	$67,310	$69,466
Operating expense	55,755	52,486	56,472	56,966

Income from operations	10,663	12,604	10,838	12,500

Other (income) expense	(1,762)	(293)	2,126	745

Income before income taxes	12,425	12,897	8,712	11,755
Provision for income taxes	4,241	5,845	2,864	5,782

Net income	$8,184	$7,052	$5,848	$5,973

Earnings per common share-basic (1)	$0.24	$0.21	$0.19	$0.19
Earnings per common share-diluted (1)	$0.24	$0.20	$0.18	$0.19
Weighted average number of shares outstanding-basic:	34,251	33,987	31,450	31,478
Weighted average number of shares outstanding-diluted:	34,695	33,415	31,849	31,860

	2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Revenue	$44,829	$44,757	$46,454	$63,786
Operating expense	30,695	31,555	33,140	50,308

Income from operations	14,134	13,202	13,314	13,478

Other (income) expense	(175)	(158)	(1,965)	1,340

Income before income taxes	14,309	13,360	15,279	12,138
Provision for income taxes	5,840	4,861	5,716	6,061

Net income	$8,469	$8,499	$9,563	$6,077

Earnings per common share-basic (1)	$0.25	$0.26	$0.29	$0.18
Earnings per common share-diluted (1)	$0.25	$0.25	$0.29	$0.18
Weighted average number of shares outstanding-basic:	33,390	33,039	33,068	33,135
Weighted average number of shares outstanding-diluted:	33,852	33,486	33,506	33,671

(1)	The sum of the four quarters is not necessarily the same as the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework . Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem Inc.

Chicago, IL

We have audited the internal control over financial reporting of Neutral Tandem Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, IL

March 15, 2012

(d) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for controls implemented related to our goodwill impairment assessment.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference to the information set forth in Neutral Tandem’s proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2011. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Neutral Tandem’s definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Information relating to securities authorized under our equity compensation plans as of December 31, 2011 is set forth in Footnote 11 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

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

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

	Beginning Balance	Acquisition of Tinet	Additions Charged to Operations	Write-offs Foreign Currency	Ending Balance
	(In thousands)
Trade receivable allowances for the year ended:
December 31, 2009	$—	$—	$—	$—	$—
December 31, 2010	—	794	51	(201)	644
December 31, 2011	$644	$—	$1,320	$(35)	$1,929

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between Neutral Tandem, Inc., on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (1)

3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (2)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (3)

4.1	Specimen certificate evidencing shares of common stock (2)

Exhibit Number	Description of Exhibit

4.2	Second Amended and Restated Registration Rights Agreement, dated February 2, 2006, by and between Neutral Tandem, Inc., and DCM III, L.P., DCM III-A. L.P., DCM Affiliates Fund III, L.P., New Enterprise Associates 10, Limited Partnership, NEA Ventures 2003, Limited Partnership, Mesirow Capital Partners VIII, L.P., Montagu Newhall Global Partners II, L.P., Montagu Newhall Global Partners II-A, L.P., Montagu Newhall Global Partners II-B, L.P., Robert M. Junkroski, Wasatch Small Cap Growth Fund, Wasatch Ultra Growth Fund, Wasatch Global Science & Technology Fund, James P. Hynes, Robert C. Hawk, Edward M. Greenberg, Karen L. Linsley, Paul Oakley, Paul W. Chisholm, Joseph Tighe, John Barnicle, Ronald W. Gavillet, Lawrence M. Ingeneri; Christopher Swenson, Jeffrey C. Wells, Jeffrey Hartzell, Janice Hewitt, David Lopez, The Dixon and Carol Doll Family Trust, Irrevocable Trust for Alanna Marie Hynes, Irrevocable Trust for Katherine Vance Hynes, Alexander P. & Heather B. Doll Family Trust, Dixon & Sarah Doll Jr. Family Trust, Andrew J. Doll, Jonathan B. Junkroski Trust, Julia K. Junkroski Trust, David Tatak, Ralph Valente, Richard Anderson, Jon Clopton, Eric Carlson, Dave Redmon and Kathleen Starr (2)

10.1	Form of Indemnification Agreement (2)

10.2	Form of Proprietary Information and Inventions Agreement (2)

10.3	Form of Customer Agreement (2)

10.4	Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.5	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.6	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.7	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.8	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (4)

10.9	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (4)

10.10	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (5)

10.11	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Surendra Saboo (5)

10.12	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (6)

10.13	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan (6)

10.14	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and Neutral Tandem, Inc. (7)

10.15	Employment Agreement dated October 1, 2010, by and between Robert M. Junkroski and Neutral Tandem, Inc. (8)

10.16	Employment Agreement dated October 1, 2010, by and between David Lopez and Neutral Tandem, Inc. (8)

10.17	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and Neutral Tandem, Inc. (8)

Exhibit Number	Description of Exhibit

10.18	Employment Agreement dated October 1, 2010, by and between Surendra Saboo and Neutral Tandem, Inc. (8)

10.19	Employment Agreement dated September 9, 2010, by and between Paolo Susnik and Tinet S.p.A.(9)

10.20	Agreement on Effect of Retirement on Unvested Equity Awards; Transition Services dated February 16, 2011, by and between Rian Wren and Neutral Tandem, Inc. (9)

10.21	Letter Agreement dated April 18, 2011 by and among Neutral Tandem, Inc., Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. (10)

10.22	Employment Agreement dated April 1, 2011, by and between G. Edward Evans and Neutral Tandem, Inc. (11)

10.23	Employment Agreement dated April 13, 2011, by and between John Harrington and Neutral Tandem, Inc. (11)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on May 7, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 16, 2011 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-K filed on April 19, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

NEUTRAL TANDEM, INC.

By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2012.

Signature	Title

/S/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)

/S/ SURENDRA SABOO Surendra Saboo	President and Chief Operating Officer

/S/ ROBERT M. JUNKROSKI Robert M. Junkroski	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JAMES P. HYNES James P. Hynes	Director, Chairman

/S/ PETER J. BARRIS Peter J. Barris	Director

/S/ ED GREENBERG Ed Greenberg	Director

/S/ ROBERT C. HAWK Robert C. Hawk	Director

/S/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/S/ TIMOTHY SAMPLES Timothy Samples	Director

/S/ RIAN J. WREN Rian J. Wren	Director