Form 10-Q
period 2012-03-31
Neutral Tandem Inc
filed 2012-05-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 31,777,998 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,749	$90,279
Receivables, net of allowance of $2,018 and $1,929, respectively	45,182	46,991
Deferred income taxes-current	2,648	3,227
Other current assets	8,881	6,655

Total current assets	154,460	147,152
Property and equipment — net	76,166	75,045
Intangible assets — net	28,853	28,644
Goodwill	49,584	48,137
Restricted cash	962	962
Other assets	2,752	2,870

Total assets	$312,777	$302,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,009	$13,792
Accrued liabilities:
Taxes payable	1,928	2,567
Circuit cost	10,073	8,743
Rent	1,610	1,525
Payroll and related items	3,905	4,366
Other	3,938	2,640

Total current liabilities	32,463	33,633
Other liabilities	2,166	1,693
Deferred income taxes-noncurrent	6,307	7,806

Total liabilities	40,936	43,132
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 31,802,728 shares and 31,520,121 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	32	32
Less treasury stock, at cost; 3,083,446 shares at March 31, 2012 and December 31, 2011	(50,103)	(50,103)
Additional paid-in capital	187,820	185,014
Accumulated other comprehensive loss	(1,644)	(4,346)
Retained earnings	135,736	129,081

Total shareholders’ equity	271,841	259,678

Total liabilities and shareholders’ equity	$312,777	$302,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$70,696	$66,418
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	30,515	25,819
Operations	11,551	9,419
Sales and marketing	4,034	3,359
General and administrative	6,738	10,058
Depreciation and amortization	7,300	7,106
Gain on disposal of fixed assets	(105)	(6)

Total operating expense	60,033	55,755

Income from operations	10,663	10,663

Other (income) expense:
Interest income	(3)	(13)
Other (income) expense	(13)	14
Foreign exchange gain	(227)	(1,763)

Total other income	(243)	(1,762)

Income before income taxes	10,906	12,425
Provision for income taxes	4,251	4,241

Net income	$6,655	$8,184

Net income per share:
Basic	$0.21	$0.24

Diluted	$0.21	$0.24

Weighted average number of shares outstanding:
Basic	31,664	34,251

Diluted	32,058	34,695

Total Comprehensive income	$9,357	$12,947

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$6,655	$8,184
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	7,300	7,106
Deferred income taxes	(965)	(663)
Gain on disposal of fixed assets	(105)	(6)
Non-cash share-based compensation	3,116	6,582
Gain on intercompany foreign exchange transactions	(326)	—
Excess tax deficiency associated with share-based payments	62	98
Changes in assets and liabilities:
Receivables	2,400	(1,827)
Other current assets	(1,973)	184
Other noncurrent assets	64	(1,919)
Accounts payable	(1,305)	(1,000)
Accrued liabilities	1,265	2,258
Noncurrent liabilities	428	(14)

Net cash flows from operating activities	16,616	18,983

Cash Flows From Investing Activities:
Purchase of equipment	(9,122)	(5,590)
Proceeds from sale of equipment	100	6

Net cash flows from investing activities	(9,022)	(5,584)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	8	94
Restricted shares withheld to cover employee taxes paid	(256)	(597)
Excess tax deficiency associated with share-based payments	(62)	(98)

Net cash flows from financing activities	(310)	(601)

Effect of exchange rate changes on cash	186	153
Net Increase In Cash And Cash Equivalents	7,470	12,951
Cash And Cash Equivalents — Beginning	90,279	106,674

Cash And Cash Equivalents — End	$97,749	$119,625

Supplemental Disclosure Of Cash Flow Information:
Cash paid for taxes	$6,160	$349

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$4,635	$4,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Neutral Tandem, Inc. d/b/a Inteliquent (the Company) provides U.S. and international voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides its solutions to customers, like content providers, who also typically do not have their own network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At March 31, 2012 the Company had $11.9 million of cash in banks and $85.8 million in two money market mutual funds. At December 31, 2011, the Company had $11.5 million of cash in banks and $78.8 million in two money market mutual funds.

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

Goodwill and Intangible Assets, Net — The change in the carrying amount of goodwill during the three months ended March 31, 2012, is as follows:

(Dollars in thousands)	December 31, 2011	Currency Translation Effect	March 31, 2012
Goodwill	$48,137	$1,447	$49,584

Intangible assets, net consist of the following:

	March 31, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$32,278	$(3,425)	$28,853
	December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$31,337	$(2,693)	$28,644

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis over the period expected to be benefited (useful lives) of 15 years. Intangible asset amortization expense was $0.6 million and $0.6 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, $2.4 million for 2015 and $2.0 million in 2016.

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

IP Transit revenue and Ethernet services revenue, comprised of both Ethernet Private Line (EtherCloud P2P) and EtherCloud Extension (EtherCloud E2E) revenues, are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

Earnings Per Share — Basic earnings per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and participating securities outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Numerator:
Net income applicable to common shareholders	$6,655	$8,184
Denominator:
Weighted average common shares outstanding	31,664	34,251
Effect of dilutive securities:
Stock options	394	444

Denominator for diluted earnings per share	32,058	34,695

Net earnings per share:
Basic — as reported	$0.21	$0.24

Diluted — as reported	$0.21	$0.24

Outstanding share-based awards of 2.8 million and 2.4 million were outstanding during the three months ended March 31, 2012 and March 31, 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

For both the three months ended March 31, 2012 and 2011, the undistributed earnings allocable to participating securities were $0.3 million

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

The amount of share-based expense recorded in the three months ended March 31, 2012 and 2011, is $3.1 million and $6.6 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 5, “Stock Options and Non-vested Shares”

Foreign Currency Translation — The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity.

Recent Accounting Pronouncements — Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12). These ASUs require that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows. The Company has presented the components of total net income and total comprehensive income in one continuous statement.

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

On June 1, 2010, Peerless Network filed a renewed motion asking the court to extend the trial date by nine months or stay proceedings pending the inter partes reexamination by the USPTO of the validity of the ‘708 Patent. The court heard the motion on June 8, 2010. After hearing the motion, the court issued an order that in substance removed the previously scheduled September 2010 trial date from the court’s calendar. However, the court also ordered that proceedings on the parties’ respective motions for summary judgment would continue, and the court set a ruling date on the parties’ summary judgment motions for September 1, 2010.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in the Company’s appeal was completed on July 19, 2011. Oral argument in the Company’s appeal occurred on December 8, 2011. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. The Company has the option to ask the United States Supreme Court to review that ruling. A petition for such review was due by April 30, 2012. The Company has elected not to ask the United States Supreme Court to review that ruling.

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

Carrier Dispute

The Company has a dispute with a carrier to which it terminates voice traffic. The carrier claims the Company has been improperly terminating long distance traffic to it in breach of the parties’ agreement. The final outcome and impact of this dispute cannot be predicted. The Company establishes accruals only for those matters where it determines that a loss is probable and the amount of loss can be reasonably estimated. The Company is not currently able to estimate reasonably the loss that it may incur, if any, in connection with this dispute. However, such loss, if any, could be material to the Company’s result of operations in the period recognized.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 39.0% for the three months ended March 31, 2012, compared to 34.1% for the same period last year.

The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company’s state income tax credit carry forward, the Illinois EDGE credit, can be carried forward five years. For the three months ended March 31, 2012 the Company recorded a partial valuation allowance of $0.2 million against the credit as the Company believed it more likely than not that future taxable income would be insufficient to realize the full benefit of the credit.

The increase in the Company’s effective income tax rate for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to changes in the Company’s estimated valuation allowance recorded against its Illinois EDGE Credit tax carryforward.

We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, the Company has estimated $1.1 million as its unrecognized tax benefit. At December 31, 2011, the Company had estimated $1.0 million as its unrecognized tax benefit.

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2012, the Company had granted a total of 3.5 million options and 1.3 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.7 million shares, representing approximately 2.3% of the Company’s outstanding common stock as of March 31, 2012, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended March 31, 2012, the Company did not grant any options. During the three months ended March 31, 2011, the Company granted less than 0.1 million options at a weighted-average exercise price of $16.73.

The fair value of each option granted during the three months ended March 31, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model and was measured using the following assumptions:

March 31, 2011
Expected life	7.0 years
Risk-free interest rate range	2.54 – 2.87%
Expected dividends	—
Volatility	51.6%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, for the three months ended March 31, 2011 was $9.25 and the total grant date fair value of options that vested during the period was approximately $0.9 million. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $0.1 million and $0.5 million during the three months ended March 31, 2012 and March 31, 2011, respectively.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2012:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2012	3,520	$16.09
Granted	—	—
Exercised	(2)	4.59
Cancelled	(13)	21.32

Options outstanding — March 31, 2012	3,505	$16.06	$7,414	6.48

Vested or expected to vest — March 31, 2012	3,312	$16.05	$7,409	6.48

Exercisable-March 31, 2012	2,499	$15.13	$7,251	5.86

The unrecognized compensation cost associated with options outstanding at March 31, 2012 and December 31, 2011 was $7.0 million and $8.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 2.2 years as of March 31, 2012 and December 31, 2011, respectively.

Non-vested Shares

During the three months ended March 31, 2012 and March 31, 2011, the Company granted 0.3 million and less than 0.1 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2012 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2012	1,096	$14.47
Granted	300	12.15
Vested	(51)	15.86
Cancelled	—	—

Non-vested shares outstanding — March 31, 2012	1,345	$13.90	16,396

Non-vested shares vested or expected to vest — March 31, 2012	1,271	$13.90	15,493

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $12.19 on March 31, 2012. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at March 31, 2012 and December 31, 2011 was $16.0 million and $14.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.8 years and 2.4 years as of March 31, 2012 and December 31, 2011, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide voice, IP Transit and Ethernet interconnection services via the Company’s international telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has one operating segment.

7. COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2012 and 2011 consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The following table reconciles net income to comprehensive income for the periods ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$6,655	$8,184
Other comprehensive income	2,702	4,763

Total comprehensive income	$9,357	$12,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this quarterly report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “estimates,” “projects,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the impact of current and future regulation, including intercarrier compensation reform enacted at the Federal Communications Commission; the effects of competition, including direct connects; the risks associated with our ability to successfully develop and market international voice services and Ethernet services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market international voice and Ethernet services; the ability to develop and provide other new services; the risk that our business and the Tinet business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2011 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of March 31, 2012.

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

Hosted Services

We recently began to offer hosted services. A hosted service is an application (such as software) that we “host” on our network enabling our customer to avoid the capital expenses associated with purchasing the equipment and associated software licenses that they would need to provide the service to themselves. For example, we host a suite of unified communication and collaboration applications that operate premise-based phone systems, including voicemail, integrated messaging, video calling and WebEx integration. This allows our customers to avoid paying the large upfront fee associated with buying a premise-based phone operating system. We sell this offering on a monthly subscription basis. Our solution supports single site, multi-site and hybrid premise-based implementations. We have not yet begun to generate material revenue from providing hosted services.

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

IP Transit revenue and Ethernet services revenue, comprised of both Ethernet Private Line (EtherCloud P2P) and EtherCloud Extension (EtherCloud E2E) revenues, are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

Network and Facilities Expense. Our network and facilities expense includes transport capacity, or circuits, signaling network costs for voice services, transport capacity for our data services, and facility rents and utilities, together with other costs that directly support our POPs. We do not defer or capitalize any costs associated with the start-up of new POPs. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and test equipment, three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives of 15 years.

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

Other Income. Other income includes interest income and foreign exchange gains and losses resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on March 15, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2012.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Revenue	$70,696	$66,418
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	30,515	25,819
Operations	11,551	9,419
Sales and marketing	4,034	3,359
General and administrative	6,738	10,058
Depreciation and amortization	7,300	7,106
Gain on disposal of fixed assets	(105)	(6)

Total operating expense	60,033	55,755

Income from operations	10,663	10,663

Total other income	(243)	(1,762)
Income before income taxes	10,906	12,425
Provision for income taxes	4,251	4,241

Net income	$6,655	$8,184

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Revenue increased to $70.7 million in the three months ended March 31, 2012 from $66.4 million in the three months ended March 31, 2011, an increase of 6.4%. The increase in revenue was due to an increase of voice revenue of $3.2 million, with the remaining increase of $1.0 million related to an increase in data revenue. The increase in voice revenue is primarily due to the increase in minutes of use billed to 34.4 billion minutes processed in the three months ended March 31, 2012 from 31.7 billion minutes processed in the three months ended March 31, 2011, an increase of 8.5%. The increase in the number of minutes processed by the network was a result of further penetration of current markets and customers. Offsetting the increase in minutes was a decrease in the average fee billed per minute from .00159 for the three months ended March 31, 2011 to $.00155 for the three months ended March 31, 2012.

Operating Expenses. Operating expenses for the three months ended March 31, 2012 of $60.0 million increased $4.3 million, or 7.7%, from $55.8 million for the three months ended March 31, 2011. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $30.5 million in the three months ended March 31, 2012, or 43.2% of revenue, from $25.8 million in the three months ended March 31, 2011, or 38.9% of revenue. Due to the nature of the IP Transit and EtherCloud businesses, higher network and facilities expenses were incurred as we increased activity in these businesses.

Operations Expenses. Operations expenses increased to $11.6 million in the three months ended March 31, 2012, or 16.3% of revenue, from $9.4 million in the three months ended March 31, 2011, or 14.2% of revenue. The increase of $2.2 million in our operations expenses primarily resulted from an increase of $1.2 million in payroll and benefits, primarily attributable to increases in headcount, $0.5 million increase in repairs and maintenance and $0.2 million in amounts due to the federal universal service fund and state governments as we increase our data services in the United States.

Sales and Marketing Expense. Sales and marketing expense increased to $4.0 million in the three months ended March 31, 2012, or 5.7% of revenue, compared to $3.4 million in the three months ended March 31, 2011, or 5.1% of revenue. The increase of $0.6 million sales and marketing expenses for the three months ended March 31, 2012 is primarily due to an increase of $0.2 million in payroll and benefits and $0.1 million in non-cash compensation related to increased headcount as we expand our IP Transit and EtherCloud businesses, with the remaining balance to due to other sales related expenses.

General and Administrative Expense. General and administrative expense decreased to $6.7 million in the three months ended March 31, 2012, or 9.5% of revenue, compared with $10.1 million in the three months ended March 31, 2011, or 15.1% of revenue. The decrease of $3.3 million in our general and administrative expense is primarily due to a decrease of $3.6 million in non-cash compensation, offset by an increase of $0.2 million in payroll and benefits and an increase of $0.1 million in professional fees. The decrease in non-cash compensation in primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren during the first quarter of 2011, as further discussed in footnote 5 to the condensed consolidated financial statements — “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.3 million in the three months ended March 31, 2012, or 10.3% of revenue, compared to $7.1 million in the three months ended March 31, 2011, or 10.7% of revenue. The increase of $0.2 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we build our data and hosted services.

Other Income. Other income decreased to $0.2 million for the three months ended March 31, 2012, compared to $1.8 million for the three months ended March 31, 2011. Other income of $0.2 million consists primarily of net unrealized foreign exchange gains resulting from the remeasurement of our receivable and payable balances between the functional currency and the foreign currency in which the transactions are denominated. In the three months ended March 31, 2011, we recognized $1.8 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros.

Provision for Income Taxes. Provision for income taxes of $4.3 million for the three months ended March 31, 2012 increased by $0.1 million compared to $4.2 million for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 and 2011 was 39.0% and 34.1%, respectively. This difference results primarily due to changes in the our estimated valuation allowance recorded against its Illinois EDGE Credit tax carryforward.

Liquidity and Capital Resources

At December 31, 2011, we had $90.3 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at March 31, 2012, we had $97.7 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash flows from operating activities	$16,616	$18,983
Net cash flows from investing activities	(9,022)	(5,584)
Net cash flows from financing activities	(310)	(601)

Cash flows from operating activities

Net cash provided by operating activities was $16.6 million for the first three months of 2012 compared to $19.0 for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and network maintenance costs. The slight decrease in operating cash flow reflects lower operating earnings driven mainly by increased network and facilities expenses, and an increase in prepaid expenses, offset by the timing of cash collections.

Cash flows from investing activities

Net cash used in investing activities was $9.0 million for the first three months of 2012, compared to net cash used in investing activities of $5.6 million for the same period last year. Investing cash flows are primarily related to purchases of network equipment. The increase in investing cash flow used is the result of an increase in the purchase of equipment in 2012 for the expansion of our data services and hosted services into new locations and the expansion and upgrades of current locations.

In the next twelve months, capital expenditures are expected to be in the range of approximately $30 to $35 million, primarily for the expansion of our data services and hosted services into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $0.3 million for the first three months of 2012, compared to net cash used for financing activities of $0.6 million for the same period last year. The changes in cash flows from financing activities primarily relates to a decrease in the cash used to cover employee taxes paid on the vesting of restricted shares.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Investments

As of March 31, 2012, we had $85.8 million in cash and cash equivalents invested in two money market mutual funds. As of December 31, 2011, we had $78.8 million in cash and cash equivalents invested in two money market mutual funds.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended March 31, 2012 and 2011.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $98.7 million at March 31, 2012. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2012, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent less than 21.1% of the Company’s operating income. As a result, earnings are affected by changes in the exchange rate between the Euro and the dollar. We do not believe that a 10 percent change in these currencies over a one-year period would have a material impact on our earnings.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

There have been no changes during the three months ended March 31, 2012 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of March 31, 2012, there had been no material change in this information.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: May 9, 2012	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)