Form 10-Q
period 2012-06-30
Neutral Tandem Inc
filed 2012-08-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 31,791,575 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$110,199	$90,279
Receivables — net of allowance of $1,912 and $1,929, respectively	41,832	46,991
Deferred income taxes-current	2,968	3,227
Other current assets	10,339	6,655

Total current assets	165,338	147,152
Property and equipment — net	75,599	75,045
Intangible assets — net	26,590	28,644
Goodwill	47,285	48,137
Restricted cash	962	962
Other assets	2,454	2,870

Total assets	$318,228	$302,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,028	$13,792
Accrued liabilities:
Taxes payable	2,592	2,567
Circuit cost	10,666	8,743
Rent	1,717	1,525
Payroll and related items	5,102	4,366
Other	3,858	2,640

Total current liabilities	35,963	33,633
Other liabilities	1,811	1,693
Deferred income taxes-noncurrent	7,691	7,806

Total liabilities	45,465	43,132
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 31,796,487 shares and 31,520,121 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	32	32
Less treasury stock, at cost; 3,083,446 shares at June 30, 2012 and December 31, 2011	(50,103)	(50,103)
Additional paid-in capital	190,333	185,014
Accumulated other comprehensive loss	(6,941)	(4,346)
Retained earnings	139,442	129,081

Total shareholders’ equity	272,763	259,678

Total liabilities and shareholders’ equity	$318,228	$302,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$68,272	$65,090	$138,968	$131,508
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	30,044	26,254	60,559	52,073
Operations	11,428	9,354	22,979	18,773
Sales and marketing	3,978	3,109	8,012	6,468
General and administrative	6,666	6,361	13,404	16,419
Depreciation and amortization	7,795	7,414	15,095	14,520
Gain on disposal of fixed assets	(4)	(6)	(109)	(12)

Total operating expense	59,907	52,486	119,940	108,241

Income from operations	8,365	12,604	19,028	23,267

Other expense (income):
Interest income	(12)	(17)	(15)	(30)
Other (income) expense	(18)	346	(31)	360
Foreign exchange loss (gain)	602	(622)	375	(2,385)

Total other expense (income)	572	(293)	329	(2,055)

Income before income taxes	7,793	12,897	18,699	25,322
Provision for income taxes	4,087	5,845	8,338	10,086

Net income	$3,706	$7,052	$10,361	$15,236

Net income per share:
Basic	$0.12	$0.21	$0.33	$0.45

Diluted	$0.12	$0.20	$0.32	$0.44

Weighted average number of shares outstanding:
Basic	31,791	33,987	31,728	34,119

Diluted	32,178	34,415	32,118	34,555

Total comprehensive (loss) income	$(1,591)	$8,646	$7,766	$21,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$10,361	$15,236
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	15,095	14,520
Deferred income taxes	(13)	(815)
Gain on disposal of fixed assets	(109)	(12)
Non-cash share-based compensation	6,027	9,427
Loss on intercompany foreign exchange transactions	297	—
Excess tax deficiency associated with share-based payments	120	43
Changes in assets and liabilities:
Receivables	4,568	(4,612)
Other current assets	(3,927)	(410)
Other noncurrent assets	120	(2,784)
Accounts payable	(1,366)	(3,086)
Accrued liabilities	4,295	3,099
Noncurrent liabilities	178	272

Net cash flows from operating activities	35,646	30,878

Cash Flows From Investing Activities:
Purchase of equipment	(14,869)	(12,805)
Proceeds from sale of equipment	107	12
Purchase of other investments	—	(500)

Net cash flows from investing activities	(14,762)	(13,293)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	69	160
Restricted shares withheld to cover employee taxes paid	(657)	(668)
Excess tax deficiency associated with share-based payments	(120)	(43)

Payments made for repurchase of common stock	—	(50,106)

Net cash flows from financing activities	(708)	(50,657)
Effect of exchange rate changes on cash	(256)	200
Net Increase (Decrease) In Cash And Cash Equivalents	19,920	(32,872)
Cash And Cash Equivalents — Beginning	90,279	106,674

Cash And Cash Equivalents — End	$110,199	$73,802
Supplemental Disclosure Of Cash Flow Information:
Cash paid for taxes	$9,536	$9,891
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$6,514	$4,090

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012, and 2011 are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At June 30, 2012, the Company had $20.4 million of cash in banks and $89.8 million in two money market mutual funds. At December 31, 2011, the Company had $11.5 million of cash in banks and $78.8 million in two money market mutual funds.

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

Goodwill and Intangible Assets, Net — The change in the carrying amount of goodwill and other intangible assets during the six months ended June 30, 2012, is as follows:

(Dollars in thousands)	December 31, 2011	Currency Translation Effect	June 30, 2012
Goodwill	$48,137	$(852)	$47,285

Intangible assets, net consist of the following:

	June 30, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$30,434	$(3,844)	$26,590

	December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$31,337	$(2,693)	$28,644

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.7 million and $1.3 million, in the three and six months ended June 30, 2012, respectively. Intangible asset amortization expense was $0.6 million and $1.2 million, in the three and six months ended June 30, 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, $2.4 million for 2015 and $2.0 million in 2016.

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

IP Transit revenue and Ethernet services revenue are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

Earnings per Share — In calculating earnings per common share, we allocate our earnings between common shareholders and holders of unvested share-based payment awards (i.e. non-vested shares) that contain rights to nonforfeitable dividends. This earnings allocation is referred to as the two-class method.

Under the two-class method, undistributed earnings are allocated between common stock and participating securities (non-vested shares) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options. The following table reconciles earnings per common share for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income applicable to common stockholders, as reported	$3,706	$7,052	$10,361	$15,236
Denominator:
Weighted average common shares outstanding	31,791	33,987	31,728	34,119
Effect of dilutive securities:
Stock options	387	428	390	436

Denominator for diluted earnings per share	32,178	34,415	32,118	34,555

Net earnings per share:
Basic — as reported	$0.12	$0.21	$0.33	$0.45

Diluted — as reported	$0.12	$0.20	$0.32	$0.44

Outstanding share-based awards of 2.7 million were outstanding during the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million, $0.3 million, $0.4 million and $0.6 million for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, respectively.

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

The amount of non-cash share-based expense recorded in the three months ended June 30, 2012 and 2011 is $2.9 million and $2.8 million, respectively. The amount of non-cash share-based expense recorded in the six months ended June 30, 2012 and 2011 is $6.0 million and $9.4 million, respectively.

Stock Repurchase — On February 21, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. On April 18, 2011, the Company entered into a letter agreement with Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. on behalf of themselves and their respective affiliated funds, persons and entities, pursuant to which the Company agreed, subject to certain conditions, to convert its existing $50.0 million discretionary stock repurchase program into a modified “Dutch auction” tender offer. In the six months ended June 30, 2011, the Company repurchased approximately 3.1 million shares at a price of $16.25 per share, for a total cost of $50.1 million, exclusive of related fees and expenses. The modified “Dutch auction” tender offer expired on June 13, 2011. The common shares purchased pursuant to the tender offer represented approximately 8.9% of the common shares outstanding as of June 10, 2011. The Company funded the purchase of the common shares in the tender offer using cash on hand. The shares were not retired as of June 30, 2012. The stock repurchases are accounted for under the cost method whereby the entire cost of the repurchased shares was recorded to treasury stock.

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

Recent Accounting Pronouncements — Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12). These ASUs require that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows. The Company has presented the components in one continuous statement.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

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

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (the USPTO) of the validity of the ‘708 Patent, which is discussed under “Inter partes proceeding before the United States Patent and Trademark Office “ below.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in the Company’s appeal was completed on July 19, 2011. Oral argument in the Company’s appeal occurred on December 8, 2011. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. The Company had the option to ask the United States Supreme Court to review that ruling. A petition for such review was due by April 30, 2012. The Company has elected not to ask the United States Supreme Court to review that ruling. As such, the district court’s ruling that the ‘708 Patent is invalid has become final and non-appealable.

On September 1, 2011, the district court issued an order that awarded approximately $102,000 in litigation-related costs to Peerless Network, and approximately $48,000 in litigation-related costs to the Company. The Company filed notice that it planned to appeal that part of the court’s order awarding costs to Peerless Network on September 30, 2011. On May 18, 2012, the Company withdrew its appeal of the district court’s award.

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

Now that the decision of the federal district court finding our patent invalid has become final and non-appealable, proceedings at the USPTO have ended with respect to existing claims, though we have asked the BPAI to remand the matter to the USPTO in order to continue proceedings with respect to new claims. The BPAI has not yet issued a ruling on that request.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against the Company or Peerless Network. For a discussion of the Company’s patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

Carrier Dispute

The Company has a dispute with a carrier to which it terminates voice traffic. The carrier is one of our largest customers and claims the Company has been improperly terminating long distance traffic to it in breach of the parties’ agreement. The final outcome and impact of this dispute cannot be predicted. The Company establishes accruals only for those matters where it determines that a loss is probable and the amount of loss can be reasonably estimated. The Company is not currently able to estimate reasonably the loss that it may incur, if any, in connection with this dispute. However, such loss, if any, could be material to the Company’s result of operations in the period recognized, and future periods, as could the carrier’s election to reduce its purchases of the Company’s services.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 44.6% and 52.4% for the six and three months ended June 30, 2012, compared to 39.8% and 45.3% for the same period last year.

The increase in the Company’s effective income tax rate for the both the six and three months ended June 30, 2012, as compared to both the six and three months ended June 30, 2011, was primarily due to our foreign entities’ transaction taxes and non-cash share-based compensation which are not deductible in the foreign jurisdictions of our foreign operations. In addition, during the three months ended June 30, 2012, the rate increased due to changes in the Company’s’ estimated valuation allowance recorded against our Illinois EDGE Credit tax carryforward.

We operate in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, the Company has estimated $1.2 million as its unrecognized tax benefit. At December 31, 2011, the Company had estimated $1.0 million as its unrecognized tax benefit.

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2012, the Company had granted a total of 3.5 million options and 1.2 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.7 million shares, representing approximately 2.3% of the Company’s outstanding common stock as of June 30, 2012, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During both the three and six months ended, June 30, 2012, the Company granted less than 0.1 million options at a weighted-average exercise price of $11.75. During the both the three six months ended, June 30, 2011, the Company granted 0.4 million options at a weighted-average exercise price of $14.63 and $14.73, respectively. During the three months ended March 31, 2011, the Company granted less than 0.1 million options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
Expected life	7.2 years	7.0 years
Risk-free interest rate	1.6%	2.2% — 2.9%
Expected dividends	—	—
Volatility	50.5%	51.0% — 51.9%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $6.91 and $8.16 for the six months ended June 30, 2012 and 2011, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2012 and 2011 was approximately $3.0 million and $4.7 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $0.3 million and $0.9 million during the six months ended June 30, 2012 and 2011, respectively.

The following summarizes activity under the Company’s stock option plan for the six months ended June 30, 2012:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2012	3,520	$16.09
Granted	5	11.75
Exercised	(30)	2.27
Cancelled	(37)	20.60

Options outstanding — June 30, 2012	3,458	$16.14	$7,111	6.26

Vested or expected to vest-June 30, 2012	3,268	$16.13	$6,720	6.25

Exercisable-June 30, 2012	2,715	$15.42	$6,944	5.77

The unrecognized compensation cost associated with options outstanding at June 30, 2012 and December 31, 2011 was $5.9 million and $8.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.0 years and 2.2 years as of June 30, 2012 and December 31, 2011, respectively.

Non-vested Shares

During the six months ended June 30, 2012, the Company granted 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. No shares were issued during the three months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company granted less than 0.1 million and 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2012 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2012	1,096	$14.47
Granted	300	12.15
Vested	(191)	14.86
Cancelled	—	—

Non-vested shares outstanding — June 30, 2012	1,205	$13.83	15,882

Non-vested shares vested or expected to vest — June 30, 2012	1,139	$13.83	15,008

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $13.18 on June 30, 2012. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at June 30, 2012 and December 31, 2011 was $14.3 million and $14.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.6 years and 2.4 years as of June 30, 2012 and December 31, 2011, respectively.

During the quarter ended March 31, 2011, Rian J. Wren, the Company’s Chief Executive Officer since 2006, announced his decision to retire from the Company on March 31, 2011. He continues to serve on the Board of Directors following his retirement. As a result of this decision, the Board approved the acceleration of the vesting on approximately 0.2 million options and 0.1 million non-vested shares, in addition to the forfeiture of 0.1 million non-vested shares. All options and non-vested shares were fully vested as of March 31, 2011. Non-cash share-based compensation expense of $6.6 million recorded in the first quarter 2011 included $2.0 million related to the acceleration of options and $1.6 million related to the acceleration of non-vested shares.

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

7. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The following table reconciles net income to comprehensive income for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$3,706	$7,052	$10,361	$15,236
Other comprehensive (loss) income	(5,297)	1,594	(2,595)	6,357

Total comprehensive (loss) income	$(1,591)	$8,646	$7,766	$21,593

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted at the Federal Communications Commission; the effects of competition, including direct connects; the risks associated with our ability to successfully develop and market new services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the risk that our business and the Tinet business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; financing facilities and related availability and terms; changes in our capital structure, including but not limited to the reduction of our cash balance and the substantial incurrence of indebtedness and related interest expense that will occur if we complete the proposed special one-time cash dividend transaction discussed below under “Liquidity and Capital Resources—Proposed special one-time cash dividend”; whether the conditions to the proposed special one-time cash dividend will be satisfied, including but not limited to market conditions and whether we will obtain debt financing under terms and conditions that are acceptable to us; whether the special one-time cash dividend transaction will occur on the terms described in our filings or at all, and the timing of such transaction; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of June 30, 2012.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier or end user in the local market in which we operate. Our originating switched access service allows the originating end user or carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet, an Italian corporation that operates a global IP backbone network. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

Data Services

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

We have IP Transit and Ethernet service agreements with over 800 customers in over 80 countries. We have over 120 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support. We also deploy Cisco routers at the edge of our network where we connect with certain of our customers.

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

Our service solution incorporates other components beyond switching. In addition to switching voice calls, we generally provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our voice service solution. Our per-minute fees are intended to incorporate all of these services.

IP Transit revenue and Ethernet services revenue are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

Network and Facilities Expense. Our network and facilities expense includes transport capacity, or circuits, signaling network costs for voice services, transport capacity for our data services, and facility rents and utilities, together with other costs that directly support our POPs. We do not defer or capitalize any costs associated with the start-up of new POPs. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow approximately six months after POP installation.

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

Gain on Disposal of Fixed Assets. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on March 15, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2012.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenue	$68,272	$65,090	$138,968	$131,508
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	30,044	26,254	60,559	52,073
Operations	11,428	9,354	22,979	18,773
Sales and marketing	3,978	3,109	8,012	6,468
General and administrative	6,666	6,361	13,404	16,419
Depreciation and amortization	7,795	7,414	15,095	14,520
Gain on disposal of fixed assets	(4)	(6)	(109)	(12)

Total operating expense	59,907	52,486	119,940	108,241

Income from operations	8,365	12,604	19,028	23,267
Total other expense (income)	572	(293)	329	(2,055)
Income before income taxes	7,793	12,897	18,699	25,322
Provision for income taxes	4,087	5,845	8,338	10,086

Net income	$3,706	$7,052	$10,361	$15,236

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue. Revenue increased to $68.3 million in the three months ended June 30, 2012 from $65.1 million in the three months ended June 30, 2011, an increase of 4.9%. The increase in revenue of $3.2 million was due primarily to a $2.5 million increase in revenue generated from our data business, with the remaining increase of $0.7 million related to an increase in voice revenue. We experienced growth in each of our service offerings during the three month ended June 30, 2012 compared to the same period in 2011. Revenue growth in our voice and data services during the three months ended June 30, 2012 was driven primarily by end-customer demand for content delivery over the internet and enterprise bandwidth, as well as increased usage for voice services. The increase in data revenue is primarily due to the increase in traffic, measured in megabytes per second. Traffic increased to 7.7 terabits processed in the three months ended June 30, 2012 from 5.2 terabits processed in the three months ended June 30, 2011. Offsetting the increase in megabits was a decrease in the average fee from $2.85 megabit per second for the three months ended June 30, 2011 to $2.26 megabit per second for the three months ended June 30, 2012. The increase in voice revenue is primarily due to the increase in minutes of use billed to 32.8 billion minutes processed in the three months ended June 30, 2012 from 32.5 billion minutes processed in the three months ended June 30, 2011, an increase of 0.8%.

Operating Expenses. Operating expenses for the three months ended June 30, 2012 of $59.9 million increased $7.4 million, or 14.1%, from $52.5 million for the three months ended June 30, 2011. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $30.0 million in the three months ended June 30, 2012, or 44.0% of revenue, from $26.3 million in the three months ended June 30, 2011, or 40.3% of revenue. The increase in network and facilities expense is due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet services. Due to the change in the mix of services provided, higher network and facilities expenses were incurred as we increased activity in these services.

Operations Expenses. Operations expenses increased to $11.4 million in the three months ended June 30, 2012, or 16.7% of revenue, from $9.4 million in the three months ended June 30, 2011, or 14.4% of revenue. The increase of $2.0 million in our operations expenses primarily resulted from an increase of $0.9 million in payroll and benefits, primarily attributable to increases in headcount, $0.5 million increase in repairs and maintenance and $0.2 million in amounts due to the federal universal service fund and state governments as we increase our data services in the United States.

Sales and Marketing Expense. Sales and marketing expense increased to $4.0 million in the three months ended June 30, 2012, or 5.8% of revenue, compared to $3.1 million in the three months ended June 30, 2011, or 4.8% of revenue. The increase of $0.9 million sales and marketing expenses for the three months ended June 30, 2012 is primarily due to an increase of $0.7 million in payroll and benefits related to increased headcount as we expand our IP Transit and Ethernet businesses.

General and Administrative Expense. General and administrative expense increased to $6.7 million in the three months ended June 30, 2012, or 9.8% of revenue, compared with $6.4 million in the three months ended June 30, 2011, or 9.8% of revenue. The increase of $0.3 million in our general and administrative expense is primarily due to an increase of $0.4 million in professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.8 million in the three months ended June 30, 2012, or 11.4% of revenue, compared to $7.4 million in the three months ended June 30, 2011, or 11.4% of revenue. The increase of $0.4 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we build our data and hosted services.

Other Expense (Income). Other expense increased to $0.6 million for the three months ended June 30, 2012, compared to other income of $0.3 million for the three months ended June 30, 2011. Other expense of $0.6 million consists primarily of a net foreign exchange loss resulting from the remeasurement of our receivable and payable balances between the functional currency and a net foreign currency in which the transactions are denominated. In the three months ended June 30, 2011, we recognized $0.7 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011.

Provision for Income Taxes. Provision for income taxes of $4.1 million for the three months ended June 30, 2012 decreased by $1.7 million compared to $5.8 million for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 and 2011 was 52.4% and 45.3%, respectively. The difference in the effective income tax rate was primarily due to our foreign entities’ transaction taxes and non-cash share-based compensation which are not deductible in the foreign jurisdictions of our foreign operations, as well as changes in our estimated valuation allowance recorded against our Illinois EDGE Credit tax carryforward.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue. Revenue increased to $139.0 million in the six months ended June 30, 2012 from $131.5 million in the six months ended June 30, 2011, an increase of 5.7%. The increase in revenue of $7.5 million was due primarily to a $4.0 million increase in revenue generated from our voice business, with the remaining increase of $3.5 million related to an increase in data revenue. We experienced growth in each of our service offerings during the six month ended June 30, 2012 compared to the same period in 2011. Revenue growth in our voice and data services during the six months ended June 30, 2012 was driven primarily by end customer demand for content delivery over the internet and enterprise bandwidth, as well as increased usage for voice services. The increase in data revenue is primarily due to an increase of traffic to 15.0 terabits processed in the six months ended June 30, 2012 from 9.9 terabits processed in the six months ended June 30, 2011. Offsetting the increase in megabits was a decrease in the average fee from $3.15 megabit per second for the six months ended June 30, 2011 to $2.30 megabit per second for the six months ended June 30, 2012. The increase in voice revenue is primarily due to the increase in minutes of use billed to 67.0 billion minutes processed in the six months ended June 30, 2012 from 64.3 billion minutes processed in the six months ended June 30, 2011, an increase of 4.3%.

Operating Expenses. Operating expenses for the six months ended June 30, 2012 of $120.0 million increased $11.8 million, or 10.8%, from $108.2 million for the six months ended June 30, 2011. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $60.6 million in the six months ended June 30, 2012, or 43.6% of revenue, from $52.1 million in the six months ended June 30, 2011, or 39.6% of revenue. The increase in network and facilities expense is due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet services. Due to the change in the mix of services provided, higher network and facilities expenses were incurred as we increased activity in these services.

Operations Expenses. Operations expenses increased to $23.0 million in the six months ended June 30, 2012, or 16.5% of revenue, from $18.8 million in the six months ended June 30, 2011, or 14.3% of revenue. The increase of $4.2 million in our operations expenses primarily resulted from an increase of $2.0 million in payroll and benefits, primarily attributable to increases in headcount, $1.0 million increase in repairs and maintenance and $0.4 million in amounts due to the federal universal service fund and state governments as we increase our data services in the United States.

Sales and Marketing Expense. Sales and marketing expense increased to $8.0 million in the six months ended June 30, 2012, or 5.8% of revenue, compared to $6.5 million in the six months ended June 30, 2011, or 4.9% of revenue. The increase of $1.5 million sales and marketing expenses for the six months ended June 30, 2012 is primarily due to an increase of $1.0 million in payroll and benefits and $0.1 million in non-cash share-based compensation related to increased headcount as we expand our IP Transit and Ethernet businesses, with the remaining balance to due to other sales related expenses.

General and Administrative Expense. General and administrative expense decreased to $13.4 million in the six months ended June 30, 2012, or 9.6% of revenue, compared with $16.4 million in the six months ended June 30, 2011, or 12.5% of revenue. The decrease of $3.0 million in our general and administrative expense is primarily due to a decrease of $3.6 million in non-cash share-based compensation, offset by an increase of $0.3 million in professional fees. The decrease in non-cash share-based compensation is primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren during the first quarter of 2011, as further discussed in footnote 5 to the condensed consolidated financial statements — “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $15.1 million in the six months ended June 30, 2012, or 10.9% of revenue, compared to $14.5 million in the six months ended June 30, 2011, or 11.0% of revenue. The increase of $0.6 million increase in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we build our data and hosted services.

Other Expense (Income). Other expense increased to $0.3 million for the six months ended June 30, 2012, compared to other income of $2.1 million for the six months ended June 30, 2011. Other expense of $0.3 million consists primarily of net unrealized foreign exchange loss resulting from the remeasurement of our receivable and payable balances between the functional currency and a net foreign currency in which the transactions are denominated. In the six months ended June 30, 2011, we recognized $2.6 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros during 2011. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011.

Provision for Income Taxes. Provision for income taxes of $8.3 million for the six months ended June 30, 2012 decreased by $1.8 million compared to $10.1 million for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 and 2011 was 44.6% and 39.8%, respectively. The difference in the effective income tax rate was primarily due to our foreign entities’ transaction taxes and non-cash share-based compensation which are not deductible in the foreign jurisdictions of our foreign operations.

Liquidity and Capital Resources

At December 31, 2011, we had $90.3 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at June 30, 2012, we had $110.2 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash flows from operating activities	$35,646	$30,878
Net cash flows from investing activities	(14,762)	(13,293)
Net cash flows from financing activities	(708)	(50,657)

Cash flows from operating activities

Net cash provided by operating activities was $35.6 million for the first six months of 2012 compared to $30.9 for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and network maintenance costs. The increase in operating cash flow reflects an increase in cash collections, offset by lower operating earnings driven mainly by increased network and facilities expenses.

Cash flows from investing activities

Net cash used in investing activities was $14.8 million for the first six months of 2012, compared to net cash used in investing activities of $13.3 million for the same period last year. Investing cash flows are primarily related to purchases of network equipment. The increase in investing cash flow used is the result of an increase in the purchase of equipment in 2012 for the expansion of our data services and hosted services into new locations and the expansion and upgrades of current locations.

In the next twelve months, capital expenditures are expected to be in the range of approximately $27 to $32 million, primarily for the expansion of our data services and hosted services into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash used for financing activities was $0.7 million for the first six months of 2012, compared to net cash used for financing activities of $50.7 million for the same period last year. The changes in cash flows from financing activities primarily relates to the modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of the common shares in the tender offer using cash on hand.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Investments

As of June 30, 2012, we had $89.8 million in cash and cash equivalents invested in two money market mutual funds. As of December 31, 2011, we had $78.8 million in cash and cash equivalents invested in two money market mutual funds.

Proposed special one-time cash dividend

On August 7, 2012, we announced our plan to declare and pay a special one-time cash dividend in an amount between $4.80 and $5.65 per share, or between approximately $155 million and $180 million in aggregate, during the fall of 2012, subject to market and other conditions. We anticipate funding approximately $80 million of the special cash dividend from our existing cash balance, and approximately $75 million to $100 million from new debt financing. However, there can be no assurance that the special cash dividend will in fact be declared or paid or, if paid, that the amount of the special cash dividend will be within the aforementioned timeframe or amounts. Whether we will declare and pay a special dividend and, if so, the timing, amount and nature of any such dividend, is subject to the approval of our Board of Directors. Such approval will depend upon a variety of factors, several of which are beyond our control, including, but not limited to, our financial results, our financial condition, the availability and arrangement of debt financing on terms that are acceptable to us, our general review of strategic alternatives and general economic conditions. Refer to Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further information regarding the proposed special one-time cash dividend.

Issuer purchases of equity securities

We did not purchase any of our common stock during the first six months of 2012. On August 7, 2012, we announced that our Board of Directors has authorized the repurchase of up to $50 million of our outstanding common stock as part of a stock repurchase program. The program will expire in three years. We may repurchase shares through open market, negotiated or block transactions. We do not currently plan to repurchase any stock under the stock repurchase program. We intend to conduct any stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program will be subject to market conditions and does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three month periods ended June 30, 2012 and 2011.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $111.2 million at June 30, 2012. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2012, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

There have been no changes during the three months ended June 30, 2012 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the risk factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report.

If our proposed special one-time cash dividend transaction is completed, our cash balance will decrease significantly and we will incur a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to expand our business, and we may be unable to comply with debt covenants or secure additional financing on terms acceptable to our company.

As discussed in this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Proposed special one-time cash dividend”, our Board of Directors has determined to pursue the declaration and payment of a special one-time cash dividend in an amount between approximately $155 million and $180 million in aggregate during the fall of 2012. We anticipate funding approximately $80 million of the special cash dividend from our existing cash balance, and approximately $75 million to $100 million from new debt financing, contingent upon arranging debt financing on terms that are acceptable to us and a variety of other factors.

Assuming we obtain the anticipated debt financing and our Board of Directors proceeds to declare and pay the special one-time cash dividend, the accompanying reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities as they arise. In addition, the new indebtedness may adversely affect our future cash flow and our ability to strengthen and grow our business, because the incurrence of indebtedness will require us to dedicate a substantial portion of our cash flow from operations to interest payments on our indebtedness, thereby reducing the availability of cash flows to fund other corporate purposes. A new credit facility, when finalized, may contain restrictive covenants that impose operating and financial restrictions, including restrictions on our ability to engage in activities and initiatives that we otherwise might decide to pursue. These covenants could include, among other things, restrictions on our ability to incur additional indebtedness, engage in certain transactions, and pay additional dividends or make other distributions to our stockholders. The incurrence of indebtedness pursuant to a new credit facility also will require us to incur interest expense charges and other debt-related fees that could adversely affect our financial condition and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: August 8, 2012	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/S/ ROBERT JUNKROSKI
Robert Junkroski, Chief Financial Officer (Principal Financial and Accounting Officer)