Form 10-Q
period 2012-09-30
Neutral Tandem Inc
filed 2012-11-09
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 32,222,896 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets — September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)— Three and nine months ended September 30, 2012 and September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2012 and September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Neutral Tandem, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$113,831	$90,279
Receivables — net of allowance of $2,330 and $1,929, respectively	49,838	46,991
Deferred income taxes-current	2,576	3,227
Other current assets	13,985	6,655

Total current assets	180,230	147,152
Property and equipment — net	68,338	75,045
Intangible assets — net	26,554	28,644
Goodwill	49,589	48,137
Restricted cash	962	962
Other assets	2,275	2,870

Total assets	$327,948	$302,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,255	$13,792
Accrued liabilities:
Taxes payable	5,078	2,567
Circuit cost	10,078	8,743
Carrier settlement	9,000	—
Rent	1,925	1,525
Payroll and related items	6,252	4,366
Other	3,667	2,640

Total current liabilities	44,255	33,633
Other liabilities	1,951	1,693
Deferred income taxes-noncurrent	4,981	7,806

Total liabilities	51,187	43,132
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000,000 authorized shares; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock — par value of $.001; 150,000,000 authorized shares; 32,223,146 shares and 31,520,121 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	32	32
Less treasury stock, at cost; 3,083,446 shares at September 30, 2012 and December 31, 2011	(50,103)	(50,103)
Additional paid-in capital	195,108	185,014
Accumulated other comprehensive loss	(4,983)	(4,346)
Retained earnings	136,707	129,081

Total shareholders’ equity	276,761	259,678

Total liabilities and shareholders’ equity	$327,948	$302,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neutral Tandem, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$68,820	$67,310	$207,788	$198,818
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	32,377	28,724	92,936	80,797
Operations	13,496	10,334	36,475	29,107
Sales and marketing	3,989	3,383	12,001	9,851
General and administrative	5,960	6,352	19,364	22,771
Depreciation and amortization	7,703	7,520	22,798	22,040
Carrier settlement	9,000	—	9,000	—
Impairment of equipment	1,257	—	1,257	—
(Gain) loss on disposal of equipment	(55)	159	(164)	147

Total operating expense	73,727	56,472	193,667	164,713

(Loss) income from operations	(4,907)	10,838	14,121	34,105

Other (income) expense:
Interest expense (income)	4	(2)	(11)	(32)
Other (income) expense	(20)	60	(51)	420
Foreign exchange (gain) loss	(197)	2,068	178	(317)

Total other (income) expense	(213)	2,126	116	71

(Loss) income before income taxes	(4,694)	8,712	14,005	34,034
(Benefit) Provision for income taxes	(1,959)	2,864	6,379	12,950

Net (loss) income	$(2,735)	$5,848	$7,626	$21,084

Net (loss) income per share:
Basic	$(0.09)	$0.19	$0.24	$0.63

Diluted	$(0.09)	$0.18	$0.24	$0.63

Weighted average number of shares outstanding:
Basic	31,993	31,450	31,817	33,219

Diluted	31,993	31,849	32,166	33,643

Total comprehensive (loss) income	$(777)	$1,589	$6,989	$23,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neutral Tandem, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$7,626	$21,084
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	22,798	22,040
Deferred income taxes	(2,435)	(536)
Impairment of equipment	1,257	—
(Gain) loss on disposal of equipment	(164)	147
Non-cash share-based compensation	8,566	12,345
Gain on intercompany foreign exchange transactions	(66)	—
Excess tax (benefit) deficiency associated with share-based payments	(1,176)	220
Changes in assets and liabilities:
Receivables	(2,868)	(5,383)
Other current assets	(5,666)	(1,792)
Other noncurrent assets	587	(1,609)
Accounts payable	(1,462)	(3,399)
Accrued liabilities	15,884	4,895
Noncurrent liabilities	281	45

Net cash flows from operating activities	43,162	48,057

Cash Flows From Investing Activities:
Purchase of equipment	(21,076)	(19,578)
Proceeds from sale of equipment	161	16
Purchase of other investments	—	(500)

Net cash flows from investing activities	(20,915)	(20,062)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options	1,315	219
Restricted shares withheld to cover employee taxes paid	(963)	(1,026)
Excess tax benefit (deficiency) associated with share-based payments	1,176	(220)
Payments made for repurchase of common stock	—	(50,106)

Net cash flows from financing activities	1,528	(51,133)
Effect of exchange rate changes on cash	(223)	120
Net Increase (Decrease) In Cash And Cash Equivalents	23,552	(23,018)
Cash And Cash Equivalents — Beginning	90,279	106,674

Cash And Cash Equivalents — End	113,831	83,656

Supplemental Disclosure Of Cash Flow Information:
Cash paid for taxes	$12,607	$15,387

Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$2,617	$2,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Neutral Tandem, Inc. d/b/a Inteliquent (the Company) provides voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides its solutions to customers, like content providers, who also typically do not have their own network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012, and 2011 are unaudited. The condensed consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At September 30, 2012, the Company had $20.0 million of cash in banks and $93.8 million in two money market mutual funds. At December 31, 2011, the Company had $11.5 million of cash in banks and $78.8 million in two money market mutual funds.

Current Assets Held for Sale — Current assets classified as held for sale are measured at the lower of carrying amount and fair value, less cost to sell. Current assets are classified as held for sale if their carrying amounts will be recovered through a sale transaction rather than through continuing use. This condition is regarded as met only when the sale is highly probable and the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. Management must be committed to the sale, which should be expected to qualify for recognition as a completed sale within one year from the date of classification as held for sale. Property and intangible assets are not depreciated once classified as held for sale.

During the quarter ended September 30, 2012, the Company ceased operations related to its hosted services business offering. The equipment has no further use in the Company’s network and is being held for sale. As a result, the Company recorded an asset impairment charge of approximately $1.3 million. As of September 30, 2012, the fair value of the assets available for sale is $1.7 million and is included in “Other current assets” on the condensed consolidated balance sheet.

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

Goodwill and Intangible Assets, Net — Goodwill is tested for impairment at least annually as of October 1 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s reporting units are the Americas, Europe, Middle East & Africa (EMEA) and Asia Pacific (APAC). The evaluation of goodwill impairment is based upon the estimated fair value of the Company’s reporting units compared to the net carrying value of assets and liabilities. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

Factors that the Company will consider in the fourth quarter when estimating the fair value of the reporting units include (i) decrease in projected revenues and operating margins due to continued competition and related price pressure, (ii) decline in the Company’s common stock price beginning late in the third quarter of 2012 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile the Company’s market capitalization to the aggregate estimated fair value of all of the Company’s reporting units, and (iii) higher spending expected for strategic product expansion in the near-term to mid-term, with expected benefit to revenues and operating margin trailing the increased spending.

As of this filing, the Company has not completed the analysis, due to the complexities involved in determining the implied fair value of the goodwill of the reporting units. The Company expects to finalize the analysis during the fourth quarter of 2012. No assurance can be given that the Company will not be required to record an impairment loss on goodwill then or in the future.

The change in the carrying amount of goodwill and other intangible assets during the nine months ended September 30, 2012, is as follows:

(Dollars in thousands)	December 31, 2011	Currency Translation Effect and Other	September 30, 2012
Goodwill	$48,137	$1,452	$49,589

Intangible assets, net consist of the following:

	September 30, 2012
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$31,109	$(4,555)	$26,554

	December 31, 2011
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships	$31,337	$(2,693)	$28,644

Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $0.6 million and $1.9 million, in the three and nine months ended September 30, 2012, respectively. Intangible asset amortization expense was $0.6 million and $1.7 million, in the three and nine months ended September 30, 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.5 million for 2012, $2.9 million for 2013, $2.8 million for 2014, $2.4 million for 2015 and $2.0 million in 2016.

Revenue Recognition — The Company generates revenue from sales of its voice, IP Transit, and Ethernet services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network for each customer, which is referred to as minute of use. The rates charged per minute are determined by contracts between the Company and its customers or by filed and effective tariffs.

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

Under the two-class method, undistributed earnings are allocated between common stock and participating securities (non-vested shares) as if all of the net earnings for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options. The following table reconciles earnings per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net (loss) income applicable to common stockholders, as reported	$(2,735)	$5,848	$7,626	$21,084
Denominator:
Weighted average common shares outstanding	31,993	31,450	31,817	33,219
Effect of dilutive securities:
Stock options	—	399	349	424

Denominator for diluted earnings per share	31,993	31,849	32,166	33,643

Net (loss) earnings per share:
Basic — as reported	$(0.09)	$0.19	$0.24	$0.63

Diluted — as reported	$(0.09)	$0.18	$0.24	$0.63

For the three months ended September 30, 2012, 0.3 million incremental shares related to share-based awards were not included in the computation of diluted (loss) earnings per common share because of the net loss during the three-month period. Outstanding share-based awards of 2.7 million, 2.8 million, 2.7 million and 2.8 million were outstanding during the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.3 million, $0.2 million and $0.9 million for the three months ended September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

The amount of non-cash share-based expense recorded in the three months ended September 30, 2012 and 2011 was $2.5 million and $2.9 million, respectively. The amount of non-cash share-based expense recorded in the nine months ended September 30, 2012 and 2011 was $8.6 million and $12.3 million, respectively.

Foreign Currency Translation — The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during the period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

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

Breach of Contract Dispute

The Company is engaged in a contractual dispute with one of its largest customers, which is a telecom carrier to whom the Company terminates long distance voice traffic among other services. The carrier has asserted that the Company has been improperly terminating long distance voice traffic to it in breach of the parties’ agreement, and that this has been occurring for multiple years up until the present time. As part of its claim, the carrier has asserted that it has not been compensated for terminating this long distance traffic. The Company and the carrier have reached a preliminary verbal agreement to settle the dispute. The Company expects that the pending settlement will include a $9.0 million one-time payment to the carrier prior to December 31, 2012, and accordingly, has recorded a $9.0 million expense in the three month period ended September 30, 2012. There can be no assurance that the Company and the carrier will reach a definitive final settlement.

In addition, the settlement is also expected to include a new contractual arrangement related to the existing voice services that the Company currently provides to the carrier, and that the carrier will provide to the Company. Under these proposed arrangements, the Company would pay the carrier a significant amount to terminate long distance traffic to the carrier. As previously mentioned, the Company has not paid the carrier for such services in the past. Also, the rates that the carrier pays to the Company for voice services the Company provides would be significantly reduced. The new contractual arrangements are expected to be effective retroactively as of October 5, 2012. The Company cannot predict the final amounts the Company will pay the carrier to terminate long distance traffic to the carrier and the final rates the carrier will pay the Company for the services the Company provides, or whether the carrier will cease purchasing all or a portion of such services from the Company.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

As previously disclosed, on June 12, 2008, the Company commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, Peerless Network filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleged that (i) the ‘708 Patent was invalid and unenforceable under a variety of theories, (ii) assertion of the ‘708 Patent amounted to patent misuse and violation of certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (the USPTO) of the validity of the ‘708 Patent, which is discussed under “ Inter partes proceeding before the United States Patent and Trademark Office” below.

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

Peerless Network has notified the Company that it intends to pursue a claim for attorney’s fees in the trial court. The Company believes that a loss with respect to any such claim, if such a claim is made, is remote.

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

Now that the decision of the federal district court finding the Company’s patent invalid has become final and non-appealable, proceedings at the USPTO have ended with respect to existing claims, though the Company has asked the BPAI to remand the matter to the USPTO in order to continue proceedings with respect to new claims. The BPAI has not yet issued a ruling on that request.

The USPTO action will determine whether the patent is valid or invalid. The USPTO will not directly assess liability against the Company or Peerless Network. For a discussion of the Company’s patent infringement claim against Peerless Network, see “Proceeding in the United States District Court for the Northern District of Illinois” above.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 41.7% and 45.5% for the three and nine months ended September 30, 2012, compared to 32.9% and 38.1% for the same period last year.

The increase in the Company’s effective income tax rate for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 was primarily due to the Company’s net book loss for the quarter and the Company’s change in estimated valuation allowance recorded against the Company’s Illinois EDGE Credit tax carryforward. The increase in the Company’s effective income tax rate for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was primarily due the company’s foreign entities’ nondeductible transaction tax and nondeductible noncash compensation. In addition, the rate increased due to changes in the Company’s estimated valuation allowance recorded against the Company’s Illinois EDGE Credit tax carryforward, which was recorded during the second quarter of 2012.

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

5. STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2012, the Company had granted a total of 3.0 million options and 1.1 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.7 million shares, representing approximately 2.3% of the Company’s outstanding common stock as of September 30, 2012, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees and independent contractors. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During both the three and nine months ended, September 30, 2012, the Company granted less than 0.1 million options at a weighted-average exercise price of $11.75. During the three and nine months ended, September 30, 2011, the Company granted 0.1 million and 0.4 million options at a weighted-average exercise price of $12.34 and $14.51, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Expected life	7.2 years	7.0 years
Risk-free interest rate	1.6%	1.3% — 2.9%
Expected dividends	—	—
Volatility	50.5%	50.1% — 51.9%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $11.75 and $7.95 for the nine months ended September 30, 2012 and 2011, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2012 and 2011 was approximately $5.1 million and $7.0 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $4.4 million and $1.1 million during the nine months ended September 30, 2012 and 2011, respectively.

The following summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2012:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2012	3,520	$16.09
Granted	5	11.75
Exercised	(501)	2.77
Cancelled	(70)	17.77

Options outstanding — September 30, 2012	2,954	$18.29	$2,437	6.35

Vested or expected to vest-September 30, 2012	2,756	$18.30	$2,434	6.34

Exercisable-September 30, 2012	2,418	$18.39	$2,337	5.99

The unrecognized compensation cost associated with options outstanding at September 30, 2012 and December 31, 2011 was $4.8 million and $8.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 1.8 years and 2.2 years as of September 30, 2012 and December 31, 2011, respectively.

Non-vested Shares

During the nine months ended September 30, 2012, the Company granted 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. No shares were issued during the three months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company granted approximately 0.1 million and 0.4 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 plan. The shares typically vest over a four year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2012 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2012	1,096	$14.47
Granted	300	12.15
Vested	(306)	15.19
Cancelled	(19)	13.06

Non-vested shares outstanding — September 30, 2012	1,071	$13.64	10,057

Non-vested shares vested or expected to vest — September 30, 2012	1,000	$13.64	9,390

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $9.39 on September 30, 2012. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at September 30, 2012 and December 31, 2011 was $12.5 million and $14.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.4 years and 2.4 years as of September 30, 2012 and December 31, 2011, respectively.

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

During the quarter ended September 30, 2012, Surendra Saboo, the Company’s President and Chief Operating Officer since 2006, and Rob Junkroski, the Company’s Chief Financial Officer since 2003, announced their decisions to step down from their executive positions with the Company on October 1, 2012. As a result of these decisions, during the fourth quarter of 2012, the Board approved the acceleration of the vesting of some non-vested shares and options outstanding for both individuals. As such, $2.6 million of non-cash share-based compensation expense will be recorded during the fourth quarter of 2012.

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

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, foreign currency translation adjustments are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.

The following table reconciles net income to comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income	$(2,735)	$5,848	$7,626	$21,084
Other comprehensive income (loss)	1,958	(4,259)	(637)	2,098

Total comprehensive (loss) income	$(777)	$1,589	$6,989	$23,182

8. SUBSEQUENT EVENTS

On October 5, 2012, we declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate. The special cash dividend was paid on October 30, 2012 entirely from the Company’s available cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the risk that our business and the Tinet S.p.A. business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters, including the effects of Hurricane Sandy and its aftermath on our business; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; financing facilities and related availability and terms; changes in our capital structure, including but not limited to the reduction of our cash balance that occurred in connection with the payment of the special cash dividend transaction discussed below under “Liquidity and Capital Resources-Special cash dividend”, and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, data and video. Our solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as content providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

Voice Services

We provide voice interconnection services primarily to competitive carriers, including wireless, wireline, cable and broadband telephony companies. Competitive carriers use our tandem switches to interconnect and exchange local and long distance traffic between their networks without the need to establish direct switch-to-switch connections. Competitive carriers are carriers that are not Incumbent Local Exchange Carriers, or ILECs, such as AT&T, Verizon and CenturyLink.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of September 30, 2012.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier or end user in the local market in which we operate. Our originating switched access service allows the originating end user or carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet S.p.A., an Italian corporation that operates a global IP backbone network. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

Data Services

As part of our long-term growth strategy, we acquired Tinet S.p.A., an Italian corporation. Tinet S.p.A. provides IP Transit and Ethernet services primarily to carriers, service providers and content providers worldwide.

With this acquisition, we evolved from a primarily U.S. voice interconnection company into a global IP-based network services company focused on delivering global connectivity for a variety of media, including voice, data and video. The acquisition expanded our IP-based network internationally, enabling global end-to-end delivery of wholesale voice, IP Transit and Ethernet solutions.

We have IP Transit and Ethernet service agreements with over 1,000 customers in over 80 countries. We have over 120 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment and easier customer support. We also deploy Cisco routers at the edge of our network where we connect with certain of our customers.

Hosted Services

In 2011 we began to offer hosted services. A hosted service is an application (such as software) that we “host” on our network enabling our customer to avoid the capital expenses associated with purchasing the equipment and associated software licenses that they would need to provide the service to themselves. During the third quarter of 2012, we ceased offering hosted services and put a plan in place to sell the related equipment. As a result, the Company recorded a charge of approximately $1.3 million related to the asset impairment on the equipment. As of September 30, 2012, the fair value of the equipment available for sale was $1.7 million and is included in “Other current assets” on the condensed consolidated balance sheet.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the Securities and Exchange Commission on March 15, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2012.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenue	$68,820	$67,310	$207,788	$198,818
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	32,377	28,724	92,936	80,797
Operations	13,496	10,334	36,475	29,107
Sales and marketing	3,989	3,383	12,001	9,851
General and administrative	5,960	6,352	19,364	22,771
Depreciation and amortization	7,703	7,520	22,798	22,040
Carrier dispute	9,000	—	9,000	—
Impairment of fixed assets	1,257	—	1,257	—
(Gain) loss on disposal of fixed assets	(55)	159	(164)	147

Total operating expense	73,727	56,472	193,667	164,713

(Loss) income from operations	(4,907)	10,838	14,121	34,105

Total other (income) expense	(213)	2,126	116	71

(Loss) income before income taxes	(4,694)	8,712	14,005	34,034
(Benefit) provision for income taxes	(1,959)	2,864	6,379	12,950

Net (loss) income	$(2,735)	$5,848	$7,626	$21,084

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue. Revenue increased to $68.8 million in the three months ended September 30, 2012 from $67.3 million in the three months ended September 30, 2011, an increase of 2.2%. The increase in revenue of $1.5 million was due primarily to a $1.3 million increase in revenue generated from our voice business, with the remaining increase of $0.2 million related to an increase in data revenue.

The increase in voice revenue was primarily due to the increase in the average fee per voice minute and an increase in minutes of use billed. The average fee per voice minute for the three months ended September 30, 2012 of $.00158 increased from $0.00154 for the three months ended September 30, 2011. We processed 33.1 billion minutes in the three months September 30, 2012 compared to 32.9 billion minutes processed in the three months ended September 30, 2011, an increase of 0.5%.

The increase in data revenue was primarily due to the increase in traffic, measured in terabits. Traffic increased to 8.2 terabits processed in the three months ended September 30, 2012 from 5.8 terabits processed in the three months ended September 30, 2011. Offsetting the increase in terabits was a decrease in the average fee from $2.86 per megabit for the three months ended September 30, 2011 to $2.01 per megabit for the three months ended September 30, 2012.

Operating Expense. Operating expenses for the three months ended September 30, 2012 of $73.7 million increased $17.2 million, or 30.6%, from $56.5 million for the three months ended September 30, 2011. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $32.4 million in the three months ended September 30, 2012, or 47.0% of revenue, from $28.7 million in the three months ended September 30, 2011, or 42.7% of revenue. The increase in network and facilities expense was due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet services. Due to the change in the mix of services provided, higher network and facilities expenses were incurred.

Operations Expenses. Operations expenses increased to $13.5 million in the three months ended September 30, 2012, or 19.6% of revenue, from $10.3 million in the three months ended September 30, 2011, or 15.4% of revenue. The increase of $3.2 million in our operations expenses primarily resulted from a $1.4 million increase in repairs and maintenance, $0.9 million of which was due to our hosted service offering which was ceased during third quarter of 2012, $1.2 million in amounts due to the federal universal service fund, state governments and value added taxes in various countries as we increased the provision of our data services, an increase of $0.9 million in payroll and benefits, primarily attributable to increases in headcount, and $0.5 million in non-cash compensation, contract labor and rent expenses. Expenses of $0.8 million were included in the third quarter of 2011, resulting from the settlement of a dispute with a landlord.

Sales and Marketing Expense. Sales and marketing expense increased to $4.0 million in the three months ended September 30, 2012, or 5.8% of revenue, compared to $3.4 million in the three months ended September 30, 2011, or 5.0% of revenue. The increase of $0.6 million in sales and marketing expenses for the three months ended September 30, 2012 was primarily due to an increase of $0.5 million in payroll and benefits related to increased headcount as we expand our data services.

General and Administrative Expense. General and administrative expense decreased to $6.0 million in the three months ended September 30, 2012, or 8.7% of revenue, compared with $6.4 million in the three months ended September 30, 2011, or 9.4% of revenue. The decrease of $0.4 million in our general and administrative expense was primarily due to a decrease of $0.5 million decrease in payroll, benefits and non-cash compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $7.7 million in the three months ended September 30, 2012, or 11.2% of revenue, compared to $7.5 million in the three months ended September 30, 2011, or 11.2% of revenue. The increase of $0.2 million in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we expand our data services.

Carrier Dispute. We reached a preliminary verbal agreement to settle a dispute with one of our largest customers regarding the termination of traffic. We expect that the pending settlement will include a $9.0 million one-time payment to the customer prior to December 31, 2012, and accordingly, we recorded a $9.0 million expense in the three month period ended September 30, 2012. There can be no assurance that the Company and the carrier will reach a definitive final settlement.

Impairment of Fixed Assets. During the three months ended September 30, 2012, we ceased operations related to our hosted services business offering. The equipment related to this business has no further use in our network and is being held for sale. As a result, the Company recorded an asset impairment charge of approximately $1.3 million. During the same period in 2011, no impairments were recognized.

Other Expense (Income). Other income increased to $0.2 million for the three months ended September 30, 2012, compared to other expense of $2.1 million for the three months ended September 30, 2011. Other income of $0.2 million consisted primarily of a net foreign exchange gain resulting from the remeasurement of our receivable and payable balances between the functional currency and currency in which the transactions are denominated. In the three months ended September 30, 2011, we recognized $1.9 million related to foreign exchange loss recognized on the remeasurement of an intercompany loan denominated in Euros.

(Benefit) Provision for Income Taxes. In the three months ended September 30, 2012, we had a (benefit) for income taxes of $2.0 million as compared to a provision for income taxes of $2.9 million for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 and 2011 was 41.7% and 32.9%, respectively. The difference in the effective income tax rate was primarily due to the loss as a result of operations for the quarter and our change in estimated valuation allowance recorded against our Illinois EDGE Credit tax carryforward.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue. Revenue increased to $207.8 million in the nine months ended September 30, 2012 from $198.8 million in the nine months ended September 30, 2011, an increase of 4.5%. The increase in revenue of $9.0 million was due primarily to a $5.1 million increase in revenue generated from our voice business, with the remaining increase of $3.9 million related to an increase in data revenue.

The increase in data revenue is primarily due to an increase of traffic to 23.3 terabits processed in the nine months ended September 30, 2012 from 15.7 terabits processed in the nine months ended September 30, 2011. Offsetting the increase in terabits was a decrease in the average fee from $3.03 per megabit for the nine months ended September 30, 2011 to $2.20 per megabit for the nine months ended September 30, 2012. The increase in voice revenue is primarily due to the increase in minutes of use to 100.1 billion minutes processed in the nine months ended September 30, 2012 from 97.2 billion minutes processed in the nine months ended September 30, 2011, an increase of 3.0%.

Operating Expenses. Operating expenses for the nine months ended September 30, 2012 of $193.7 million increased $29.0 million, or 17.6% from $164.7 million for the nine months ended September 30, 2011. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $92.9 million in the nine months ended September 30, 2012, or 44.7% of revenue, from $80.8 million in the nine months ended September 30, 2011, or 40.6% of revenue. The increase in network and facilities expense was due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet services. Due to the change in the mix of services provided, higher network and facilities expenses were incurred.

Operations Expenses. Operations expenses increased to $36.5 million in the nine months ended September 30, 2012, or 17.6% of revenue, from $29.1 million in the nine months ended September 30, 2011, or 14.6% of revenue. The increase of $7.4 million in our operations expenses primarily resulted from an increase of $3.0 million in payroll and benefits, primarily attributable to increases in headcount, $2.5 million increase in repairs and maintenance, $1.7 million of which was due to our hosted service offering which was ceased during third quarter of 2012, $1.6 million in amounts due to the federal universal service fund, state governments and value added taxes in various countries as we increase the provision of our data services and $0.8 million in non-cash compensation, contract labor, rent expenses. Expenses of $0.8 million were included in the third quarter of 2011, resulting from the settlement of a dispute with a landlord.

Sales and Marketing Expense. Sales and marketing expense increased to $12.0 million in the nine months ended September 30, 2012, or 5.8% of revenue, compared to $9.9 million in the nine months ended September 30, 2011, or 5.0% of revenue. The increase of $2.1 million in sales and marketing expenses for the nine months ended September 30, 2012 was primarily due to an increase of $1.8 million in payroll, benefits and travel costs, as well as $0.6 million of marketing fees related to the company re-branding.

General and Administrative Expense. General and administrative expense decreased to $19.4 million in the nine months ended September 30, 2012, or 9.3% of revenue, compared with $22.8 million in the nine months ended September 30, 2011, or 11.5% of revenue. The decrease of $3.4 million in our general and administrative expense was primarily due to a decrease of $3.6 million in non-cash share-based compensation. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian J. Wren during the first quarter of 2011, as further discussed in footnote 5 to the condensed consolidated financial statements — “Stock Options and Non-vested Shares”

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $22.8 million in the nine months ended September 30, 2012, or 11.0% of revenue, compared to $22.0 million in the nine months ended September 30, 2011, or 11.1% of revenue. The increase of $0.8 million in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we expand our data services.

Carrier Dispute. We reached a preliminary verbal agreement to settle a dispute with one of our largest customers regarding the termination of traffic. We expect that the pending settlement will include a $9.0 million one-time payment to the customer prior to December 31, 2012, and accordingly, we recorded a $9.0 million expense in the three month period ended September 30, 2012. There can be no assurance that the Company and the carrier will reach a definitive final settlement.

Impairment of Fixed Assets. During the nine months ended September 30, 2012, we ceased operations related to our hosted services business offering. The equipment related to this business has no further use in our network and is being held for sale. As a result, the Company recorded a charge of approximately $1.3 million related to the combined asset impairment and accelerated the depreciation on the equipment. During the same period in 2011, no impairments were recognized.

Other Expense (Income). Other expense of $0.1 million for the nine months ended September 30, 2012, was consistent with other expense of $0.1 million for the nine months ended September 30, 2011. Other expense of $0.1 million consists primarily of a net unrealized foreign exchange loss resulting from the remeasurement of our receivable and payable balances between the functional currency and the currency in which the transactions are denominated. In the nine months ended September 30, 2011, we recognized $0.8 million related to foreign exchange gain recognized on the remeasurement of an intercompany loan denominated in Euros during 2011. This gain was offset by $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and a $0.5 million net unrealized foreign exchange loss resulting from the remeasurement of our receivable and payable balances between the functional currency and the currency in which the transactions are denominated.

Provision for Income Taxes. Provision for income taxes of $6.4 million for the nine months ended September 30, 2012 decreased by $6.6 million compared to $13.0 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 45.5% and 38.1%, respectively. The difference in the effective income tax rate was primarily due to our foreign entities’ transaction tax which is not deductible in the foreign jurisdictions of our foreign operations. In addition, the rate increased due to changes in the Company’s estimated valuation allowance recorded against the Company’s Illinois EDGE Credit tax carryforward, which was recorded during the second quarter of 2012.

Liquidity and Capital Resources

At December 31, 2011, we had $90.3 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at September 30, 2012, we had $113.8 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net cash flows from operating activities	$43,162	$48,057
Net cash flows from investing activities	(20,915)	(20,062)
Net cash flows from financing activities	1,528	(51,133)

Cash flows from operating activities

Net cash provided by operating activities was $43.2 million for the first nine months of 2012 compared to $48.1 million for the same period last year. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and network maintenance costs. The decrease in operating cash flow reflects a decrease in operating earnings driven mainly by increased network and facilities expenses and an increase in prepaid expenses, partially offset by an increase in the timing of cash collections.

Cash flows from investing activities

Net cash used in investing activities was $20.9 million for the first nine months of 2012, compared to net cash used in investing activities of $20.1 million for the same period last year. Investing cash flows are primarily related to purchases of network equipment. The increase in investing cash flow used is the result of an increase in the purchase of equipment in 2012 for the expansion of our data services into new locations and the expansion and upgrades of current locations.

In the next twelve months, capital expenditures are expected to be in the range of approximately $25 to $30 million, primarily for the expansion of our data services into new locations and the expansion and upgrades of current locations.

Cash flows from financing activities

Net cash provided by financing activities was $1.5 million for the first nine months of 2012, compared to net cash used for financing activities of $51.1 million for the same period last year. The changes in cash flows from financing activities primarily relates to the modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of the common shares in the tender offer using cash on hand.

We regularly review acquisitions and strategic opportunities, which may require debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require debt or equity financing.

Investments

As of September 30, 2012, we had $93.8 million in cash and cash equivalents invested in two money market mutual funds. As of December 31, 2011, we had $78.8 million in cash and cash equivalents invested in two money market mutual funds.

Special cash dividend

On October 5, 2012, we declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate. The special cash dividend was paid on October 30, 2012 entirely from our available cash on hand. Refer to Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q for further information regarding the special cash dividend.

Issuer purchases of equity securities

We did not purchase any of our common stock during the nine months ended September 30, 2012. On August 7, 2012, we announced that our Board of Directors has authorized the repurchase of up to $50 million of our outstanding common stock as part of a stock repurchase program. The program will expire in three years. We may repurchase shares through open market, negotiated or block transactions. We do not currently plan to repurchase any stock under the stock repurchase program. We intend to conduct any stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program will be subject to market conditions and does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time.

Effect of inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three-month periods ended September 30, 2012 and 2011.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $113.8 million at September 30, 2012. This amount was allocated primarily in two money market mutual funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2012, we do not believe that a hypothetical 10 percent change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

Evaluation

We carried out an evaluation, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

There have been no changes during the three months ended September 30, 2012 covered by this report in our internal control over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect internal control over financial reporting.

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

As a result of our special cash dividend, our cash balance has decreased significantly, which may adversely affect our ability to operate and expand our business.

As discussed in this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Special cash dividend”, our Board of Directors authorized the declaration and payment of a special cash dividend in the amount of $3.00 per share, or $96.7 million in the aggregate, on October 30, 2012. The special cash dividend was funded entirely from our available cash on hand.

The resulting reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities as they arise.

Failures or interruptions of our network or other carriers’ networks could materially harm our revenues and impair our ability to conduct our operations.

We provide telecommunications services that are critical to the operations of our customers. Notably, our voice service is essential to the orderly operation of our customers’ telecommunication systems because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations, and our IP Transit and Ethernet services are critical to the ability of our customers to transmit data, which may be critical to their operations. Our network architecture is integral to our ability to process a high volume of traffic in a timely and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects or failures;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, natural disasters and similar events, including but not limited to Hurricane Sandy and its aftermath;

•	increased capacity demands or changes in systems requirements of our customers;

•	provisioning, installing and delivering these services; and

•	errors by our employees or third-party service providers.

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process traffic in the event of a loss of, or damage to, a network switch site or other network facilities. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods, hurricanes and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our services. Further, widespread business closings or failures or interruptions in telecommunications services of other carriers as a result of power loss, natural disasters, telecommunications failures and other similar events, including but not limited to Hurricane Sandy and its aftermath, may result in a reduction of minutes of voice traffic switched or data traffic carried for which service is generally provided. Any such loss, damage or reduction in voice minutes or data traffic could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the issues caused by such loss or damage.

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

NEUTRAL TANDEM, INC.

Date: November 9, 2012	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/S/ DAVID ZWICK
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)