Form 10-K
period 2012-12-31
Neutral Tandem Inc
filed 2013-03-18
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $376,261,717 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2013, the registrant had 32,307,003 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Neutral Tandem, Inc. definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012 are incorporated by reference in Part III of this Form 10-K.

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

For the year ended December 31, 2012, we generated revenue of $275.5 million, an increase of 2.7% compared to $268.3 million for the year ended December 31, 2011. Our loss from operations for the year ended December 31, 2012 was $74.1 million compared to income from operations of $46.6 million for the year ended December 31, 2011. Net loss for the year ended December 31, 2012 was $78.1 million compared to net income of $27.1 million for the year ended December 31, 2011.

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

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission, or FCC, for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. For a further discussion see “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube, Peerless Network, and Intelepeer. Over the past several years, competition has intensified causing us to lose traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer and we expect to compete with new entrants to the tandem services market…” in Item 1A below.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.61 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 902.2 million, or 56% of the total 1.61 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 189 markets as of December 31, 2012. During 2012, our network carried 132.0 billion minutes of traffic. As of December 31, 2012, our network was capable of connecting calls to an estimated 575.4 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allow interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet S.p.A. (Tinet), an Italian corporation that operates a global IP backbone network. As a result, our current service offerings include the capability of switching and carrying local, long distance and international voice traffic.

The second alternative for exchanging traffic, prior to the commencement of our operations, was for competitive carriers to install direct connections between their switches. At that time, implementing direct switch-to-switch network connections between all competitive switches in a market was challenging. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally made them economical only for higher traffic switch combinations. However, where sufficient traffic between switches does exist, carriers often do establish direct connections. We believe that our customers are currently frequently establishing direct connections between their networks, even for what might be considered by historical standards to be lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. For a further discussion see “Risk Factors—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. When our customers implement a direct connection, it reduces the traffic we carry and the revenue we earn.

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

We have IP Transit and Ethernet service agreements with over 1,000 customers in over 80 countries. In 2012, we carried over 32 terabits per second of customer IP traffic. We have over 120 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment, easier customer support and spare management flexibility.

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

We believe that a similar trend will continue over the next several years due to the above factors, as well as:

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

Our network, as of December 31, 2012, connected 2,227 unique competitive carrier switches (a 5.6% increase over December 31, 2011), creating up to 5 million unique switch-to-switch routes serving an estimated 575 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2012, our network carried approximately 10.8 billion minutes of traffic per month.

We also operate end-office switches in order to carry traffic from non-carriers to other carriers. In 2010, we began to carry voice traffic from international carriers seeking to terminate traffic in the United States to the carriers with which we are directly connected. In addition, we now carry a small amount of outbound voice traffic from the United States to non-United States jurisdictions and may, in the future, carry traffic between non-United States jurisdictions.

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

Ethernet Services

We provide our Ethernet service on a wholesale basis so that our customers can fulfill their global Ethernet requirements and deliver international connectivity services to their corporate or other customers. We also provide this service to certain enterprise customers. We provide our Ethernet service between different POPs, which are physical locations where we interconnect our network with our customer’s network. We also offer this service in some locations on an end-to-end basis, where we provide service all the way to the end-user building. Providing service to the end-user building is also referred to as “last-mile” connectivity.

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

Hosted Services

In 2011, we began to offer hosted services. A hosted service is an application (such as software) that we “host” on our network enabling our customer to avoid the capital expenses associated with purchasing the equipment and associated software licenses that they would need to provide the service to themselves. During the year ended December 31, 2012, we ceased offering hosted services. As the equipment has no further use in our network, we recorded an asset impairment charge of $2.9 million.

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

Our Strategy

Our strategy is focused on expanding our business by increasing the amount of telecommunications traffic that our network carries both in the United States and internationally. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•

Increase the types of traffic we carry.    Our business originally connected only local voice traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2010, we acquired Tinet, allowing us to integrate our IP backbone network with Tinet’s global IP network. As a result, our current service offerings include the capability of switching and carrying voice and data traffic between multiple domestic and international markets and among different types of customers.

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

Our Customers

In connection with our voice service, we principally serve carriers in the United States. These carriers accounted for approximately 96.1% of our voice revenues in 2012, with non-carriers accounting for the remaining 3.9%. As of December 31, 2012, we have 219 carriers originating traffic and 244 carriers connected to our network. Our contracts with our top five voice customers represented approximately 51% of our total revenue through December 31, 2012. Our two largest customers, AT&T and Verizon, accounted for 26% and 10%, respectively, of our total revenues for the year ended December 31, 2012. Our contracts with customers for voice services do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. We primarily generate revenue for our voice services by charging fees on a minute of use basis. For the year ended December 31, 2012, wireless and cable companies accounted for approximately 35.1% of our voice revenue.

In connection with our voice service, our expected market expansion plan in the United States during the 12-month period following December 31, 2012 is limited, as we now cover most major and mid-size markets. As a result, we are now marketing voice services internationally. Our current international service offering includes carrying traffic that originates outside of the United States and terminates in the United States to the telephone numbers that we serve. We also carry a small amount of traffic that originates in the United States and terminates outside of the United States, and plan to market services to carry voice traffic between non-United States jurisdictions.

In connection with our IP Transit and Ethernet services, we primarily serve carriers, service providers, enterprises and content providers worldwide. We have IP Transit and Ethernet service agreements with over 1,000 customers in over 80 countries. Our contracts with customers for IP Transit and Ethernet services typically contain minimum term commitments. At the expiration of the relevant commitment period, the customer can terminate the agreement or require modifications to the agreement that are not favorable to us. Historically, in order to renew the period for an additional committed term following the end of the relevant commitment period, we have agreed to reduce the rates we charge the customer, sometimes significantly.

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

Our network operations centers are located in Cagliari, Italy and Chicago, Illinois. They monitor and support our network 24 hours a day, 365 days a year. The network operations centers are responsible for troubleshooting and resolving any potential network problems.

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

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Hypercube, Intelepeer and, most specifically, Peerless Network. As more specifically described below under Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements in 2008, we commenced a patent infringement action against Peerless Network. On September 2, 2010, the court granted Peerless Network’s motion for summary judgment. The court found that our patent was invalid in light of a prior patent. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We elected not to appeal that ruling. As a result, the district court’s ruling that our patent is invalid has become final and non-appealable.

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

Our IP Transit and Ethernet services face competition from many companies, including Level 3, Verizon, AT&T, Equinix, Tata, NTT, TeliaSonera and Cogent.

Many of our competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them depends on numerous factors, both inside and outside our control, including:

•	our competitors’ ability to offer lower rates;

•	our competitors’ ability to bundle service offerings that we cannot match;

•	our responsiveness to customer needs;

•	our ability to support existing and new industry standards and protocols;

•	our ability to raise capital;

•	our ability to retain and attract key employees;

•	interpretations of or changes to regulatory law;

•	our ability to continue development of technical innovations; and

•	the quality, reliability, security and price-competitiveness of our services.

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

Our United States-based IP Transit and Ethernet services are generally considered to be interstate services and generally are not regulated by any state public utility commission. The FCC imposes limited obligations on carriers that provide IP Transit and Ethernet services, although in the context of “net neutrality,” the FCC has imposed certain regulations on mass market internet providers. Likewise, IP Transit and Ethernet services are not heavily regulated outside of the United States. However, in the future, we may become subject to regulation in the United States at the federal and state levels and in other countries. These regulations change from time to time in ways that are difficult for us to predict.

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

Federal Regulation

The FCC regulates interstate and international communications services of common carriers, including access to local communications networks for the origination and termination of these services. We typically provide our U.S. voice services on a common carrier basis and the FCC has jurisdiction over our access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC may also have the authority to regulate our provision of local transit services and intrastate access services, including setting the pricing methodology. The FCC has not yet decided whether to accept this interpretation of the Telecommunications Act with respect to local transit services, though some states already have proceeded as if local transit services are subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework-State Regulation” below.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes somewhat less regulation on common carriers without market power including, to date, competitive local exchange carriers. However, in November 2011, the FCC adopted an intercarrier compensation order that set forth a multi-year plan to reduce rates for access services, including access services we provide, ultimately to zero. The FCC is considering further intercarrier compensation reforms and could issue further orders reducing the rates for our services. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier, and other consumer protection matters. Because we do not directly serve mass market consumers, many of these regulations have no practical effect on our business. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of its requirements. Our operating costs are increased by the need to assure compliance with regulatory obligations.

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

These changes in the FCC rules have had several effects on the competitive telecommunications carriers who are our prospective customers. First, the elimination of UNE-P reduced the market share of resellers and led some former resellers to convert to facilities-based service. This development was positive for us because resellers generally are not potential users of our transit services. Second, the restrictions on the availability of loop and transport UNEs may have contributed to accelerated consolidation among competitive carriers, which may have a negative impact on us because our business model is based on the existence of many independent carriers who need to exchange traffic with each other. It is difficult to predict the overall effect of these countervailing trends on our future business opportunities.

Our business plan relies in significant part on purchasing wholesale services from other carriers, including AT&T, Verizon, CenturyLink and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including the grant of broad pricing flexibility to incumbents for their special access services in many areas. In many cases, the incumbent carriers have used this pricing flexibility to increase their prices for wholesale services. Changes in the incumbent carriers’ pricing of their services can indirectly affect the market pricing of wholesale services we purchase from other competitive carriers. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, our business could be adversely affected and our cost of providing service could increase. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate … the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. The FCC comment period on whether to open this proceeding expired in late February 2013. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing regulation of the incumbent carriers or allowing those carriers to increase their prices for wholesale services, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

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

We also provide access service, which is part of the origination and termination of long distance calls. The FCC, as part of the intercarrier compensation NPRM discussed above, has adopted a multi-year plan to reduce and in many instances, eliminate both intrastate and interstate terminating access charges. The FCC is currently considering whether to make further changes to the intercarrier compensation system, including further changes to access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such a change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. Numerous parties have appealed the FCC’s November 2011 order to a federal appeals court. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

Regulatory Treatment of VoIP

In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for Voice over internet Protocol, or VoIP, providers. In a series of orders since that time, the FCC has imposed on VoIP providers most of the same requirements that would apply if they were regulated as common carriers. These include duties to provide access to 911 emergency services, to permit duly authorized law enforcement officials to monitor communications, to contribute to the cost of the FCC’s universal service program, to pay certain regulatory fees, and to comply with the same customer privacy rules as telecommunications carriers. These obligations are likely to increase the cost of providing VoIP service and could slow the growth of VoIP providers. Because VoIP providers are users of our services, this trend may negatively affect demand for our services.

In its November 2011 order, the FCC adopted rules to govern the payment of access charges for VoIP-PSTN traffic on a prospective basis. The FCC determined that VoIP-PSTN traffic that would be considered “toll” traffic for compensation purposes if the traffic were PSTN-PSTN traffic would be subject to payment of access charges at interstate rates, irrespective of whether the traffic would be considered interstate or intrastate if it were PSTN-PSTN traffic. The FCC also determined that VoIP-PSTN traffic that would be considered “local” traffic for compensation purposes if the traffic were PSTN-PSTN traffic would be subject to reciprocal compensation payments.

However, certain aspects of the FCC order have led to new disputes over related issues, such as the type and cost that may be charged for various elements of a long distance VoIP call. See “Risk Factors—If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities” in Item 1A below.

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

Some state regulatory authorities assert jurisdiction over the provision of transit services in connection with local calls, particularly the ILECs’ provision of the service. Several state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, a declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to lower its rate to a cost-based rate that was significantly lower than the existing rate. Although the ILEC has filed an appeal of that order to the appropriate federal court, we have in some cases lowered the rate we charge our customers as a result of the DPUC’s ruling. Additionally, in December 2008, the United States District Court for the District of Nebraska held that the ILEC must provide local transit service under the Telecommunications Act and that the Nebraska Public Service Commission did not err in using TELRIC, an incremental cost-based methodology, to determine the applicable rate. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio have conducted rulemaking proceedings addressing, among other items, applying incremental cost-based pricing for local transit services. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If, as a result of any state proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse affect on our business, financial condition and operating results. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

To date, the FCC has not resolved this dispute over interpretation of the Telecommunications Act, resulting in disparate pricing of these services among the states. Some states also have asserted that they have jurisdiction over interconnections between competitive carriers. Our success in securing interconnections with competitive carriers may be affected by the degree of jurisdiction states exert over such interconnections. If a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive local transit services generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such an inability may have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” in Item 1A below.

Additionally, we now provide access services, which is part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments exercise jurisdiction over intrastate access services, though the FCC’s November 2011 order asserted federal jurisdiction over the pricing of intrastate access services. In some but not all states, intrastate access charges are considerably higher than interstate access charges. Under the FCC’s November 2011 order, however, intrastate access rates are being reduced to parity with interstate access rates by July 2013. Some states already have imposed limits on the access charges that competitive carriers may impose, and other are considering whether to mandate a decrease in existing intrastate access charges. If intrastate access charges are eliminated or lowered for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Regulatory developments could negatively impact our business” in Item 1A below.

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

We have been granted two patents and have four additional patent applications pending with the U.S. Patent and Trademark Office. As discussed immediately below, however, one of our patents has been found invalid.

The patent that has been found invalid addresses our core business, the operation of a managed tandem network. In June 2008, we commenced an action generally alleging that Peerless Network was infringing on the granted patent. On September 2, 2010, the court granted Peerless Network’s motion for summary judgment. The court found that Patent No. 7,123,708 (the ’708 Patent) was invalid in light of a prior patent. On December 13, 2011, a federal appellate court affirmed the ruling that the ‘708 Patent is invalid. We elected not to appeal that ruling. As a result, the district court’s ruling that the ‘708 Patent is invalid has become final and non-appealable. See Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements.

The second granted patent addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs

The first pending patent application covers a set of proprietary operating systems and software developed by us to manage our network. The second pending patent application relates to systems designed to facilitate the efficient treatment of inter-network communications transmissions, such as a telecommunications transmission between an international service provider network and a domestic service provider network. The third pending patent application relates to a system designed to facilitate the treatment of traffic primarily between different networks, such as text messages and video. The fourth pending patent application relates to the ability to monitor service availability on data circuits that are not provided on our network. There can be no assurance regarding how, whether or when these additional patent applications may be granted as issued patents.

OTHER MATTERS

Employees

At December 31, 2012, we had 277 full-time employees, including 189 in Operations, 39 in Sales and Marketing and 49 in General and Administrative functions. The number of employees decreased by 1%, down from 280 on December 31, 2011. Of our employees, 182 were located at our corporate office in Chicago, Illinois. The remaining 95 employees are located in our offices in Italy and Germany and throughout the world at our POPs. No labor union represents our employees located in the United States. Certain of our employees located in Italy and Germany are members of industry trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. In addition, we have 13 dedicated full-time sales contractors that work throughout the areas in which our data business operates.

Information Available on the Internet

Our internet address is www.inteliquent.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (the SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Neutral Tandem, Inc.

Corporate Information

The principal executive offices for Neutral Tandem, Inc. d/b/a Inteliquent are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA)

On October 1, 2010, we acquired Tinet, an Italian corporation that operates a global IP backbone network and provides, among other services, IP Transit. At the time we acquired Tinet, Tinet provided IP Transit services to Telecommunications Infrastructure Company (TIC), a company based in Iran. According to TIC’s website,

TIC is part of the Islamic Republic of Iran, Ministry of I.C.T. TIC and Tinet dispute the date that the parties’ IP Transit service contract was terminated. TIC stopped using and paying for IP Transit services in February 2012. Tinet claims IP Transit services were provided and payments should have been made to TIC until the end of August 2012. Only Tinet was involved in the provision of IP Transit services to TIC. In addition, no U.S. persons were involved in the provision of such services. Tinet’s gross revenue for the provision of IP Transit services to TIC from January 2012 through August 2012 totaled €4,440, as TIC ceased paying Tinet after February 2012. Tinet’s net loss from the provision of such services to TIC January 2012 through August 2012, including a share of allocated costs incurred after the date TIC claims the contract was terminated, was €13,869. Tinet does not intend to provide IP Transit services to TIC in the future.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors, as of December 31, 2012, are set forth below:

Name	Age	Position(s)
G. Edward Evans	51	Chief Executive Officer and Director
David Zwick	42	Executive Vice President and Chief Financial Officer
Richard Monto	48	General Counsel, Secretary and Senior Vice President
John Harrington	44	Senior Vice President, Regulatory, Litigation and Human Resources
David Lopez	48	Senior Vice President of Global Sales, Voice Services
James P. Hynes	65	Director, Chairman
Edward M. Greenberg	61	Director
Lawrence M. Ingeneri	54	Director
Timothy A. Samples	55	Director
Rian J. Wren	56	Director

G. Edward Evans.    Mr. Evans has served as a Director since November 2008 and as our Chief Executive Officer since April 2011. Prior to joining us as our Chief Executive Officer, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Prior to Stelera Wireless, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc., a telecommunications company. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the boards of Solix, CTIA—The Wireless Association, Carolina West Wireless, and the Network Reliability and Interoperability Commission, an advisory committee to the FCC.

David Zwick.    Mr. Zwick has served as the Company’s Executive Vice President and Chief Financial Officer since October 2012. Previously, Mr. Zwick served as our Senior Vice President of Business Development since August 2011. As the Company’s Senior Vice President of Business Development, Mr. Zwick was responsible for the Company’s corporate strategy, mergers and acquisitions, business development and strategic alliances. From 1998 until 2011, Mr. Zwick was an investment banker in the Global Communications & Media group at Lehman Brothers and Barclays Capital. Mr. Zwick earned a B.A. in Finance (with honors) from the University of Illinois and an M.B.A. from Northwestern University’s J.L. Kellogg School of Management and is a Certified Public Accountant.

Richard Monto.    Mr. Monto joined us in 2007 and has served as our General Counsel and Corporate Secretary since February 2008. Mr. Monto has over 15 years of diversified telecommunications experience. From 2001 to 2005, Mr. Monto held senior positions, including Chief Legal Officer, with Universal Access Global

Holdings Inc., a telecommunications company. From 1995 to 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal. Mr. Monto holds a B.A. degree from the University of Michigan in Russian and Eastern European Studies and a J.D. from the Boston University School of Law.

John Harrington.    Mr. Harrington joined us in April 2011 and has served as our Senior Vice President of Regulatory and Litigation since that time. Mr. Harrington is responsible for all of our litigation and regulatory advocacy, and recently became responsible for our Human Resources function. Prior to joining the Company, Mr. Harrington was a partner at Jenner & Block in Chicago, where he practiced law beginning in 1997. While at Jenner & Block, Mr. Harrington co-chaired the firm’s Communications Law practice and served as our primary outside litigation and regulatory counsel. Mr. Harrington received his undergraduate degree from Northwestern University and received his J.D., magna cum laude, from Indiana University’s Maurer School of Law.

David Lopez.    Mr. Lopez joined us in 2003 and has served as our Senior Vice President of Global Sales—Voice Services since November 2012. From November 2011 to November 2012, Mr. Lopez served as our President of the Americas. From 2003 to November 2011, Mr. Lopez served as our Senior Vice President of Sales. As our Senior Vice President, Mr. Lopez oversees the management of our voice sales. Mr. Lopez brings a wealth of sales management experience to the Company and has more than 25 years of experience in the telecommunications industry. He has been with the Company since its inception and has secured agreements with nearly every national wireless carrier and over 100 other competitive carriers and service providers. Previously, Mr. Lopez provided sales management for Focal Communications Corporation, a telecommunications company, from 1997 to 2003. From 1992 to 1997, Mr. Lopez held national account positions at Centel and Sprint with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies. Mr. Lopez holds a B.S. in Marketing from Illinois State University.

James P. Hynes .    Mr. Hynes co-founded the Company in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006 Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the telecommunications industry for over 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for 10 years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

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

Timothy A. Samples.    Mr. Samples has served as a Director since 2011. Since 2003, he has been a Principal at Sapience LLC, where he performs consulting work. From 2001 to 2002, Mr. Samples served as Chief Executive Officer, President and Chairman of the Board of Management for Completel N.V., a Dutch registered competitive local exchange carrier. From 2000 to 2001, Mr. Samples served as Chief Executive Officer and President of Firstmark Communications, a Pan-European broadband company with operations in seven Western European countries. From 1997 to 2000, Mr. Samples was the Chief Executive Officer of One2One, a GSM service operator created through a joint venture between MediaOne group and Cable & Wireless. From 1996 to 1997, Mr. Samples was responsible for the US domestic wireless business for US West Mediaone group, including their investments in PCS Primeco. From 1995 to 1996, Mr. Samples served as Vice President and General Manager for US West Cellular/Airtouch in Phoenix, Arizona. Prior to 1995, Mr. Samples held various management, sales and marketing positions with US West/MediaOne Group. Mr. Samples has previously served on the boards of directors of Syniverse, Pac-West, Focal, Genesys and Kabira Technologies. Mr. Samples holds a Bachelor’s degree in Psychology from the University of Toledo.

Rian J. Wren.    Mr. Wren has served as a Director since he joined us in February 2006. Mr. Wren served as our Chief Executive Officer from February 2006 until April 2011 and as our President from February 2006 until November 2010. Prior to joining us, Mr. Wren was the Senior Vice President and General Manager of Telephony for Comcast Cable from November 1999 to August 2005. Mr. Wren joined Comcast in 1999 and was named CEO of Broadnet, Comcast’s international wireless company located in Brussels, Belgium in 2000. After returning to the United States, he served as the Senior Vice President and General Manager of Telephony for Comcast Cable Division. Prior to joining Comcast, Mr. Wren held several senior management positions at AT&T from 1978 to 1999, including President of the Southwest Region, and worked in the Consumer, Business, Network Services, and Network Systems Manufacturing divisions for more than 20 years. Mr. Wren holds a B.S. degree in Electrical Engineering from the New Jersey Institute of Technology and an M.S. in Management from Stanford University, which he attended as a Sloan Fellow.

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

Risk Factors Related To Our Business

Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer, and we expect to compete with new entrants to the tandem services market. In addition, our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Equinix, Tata, NTT, TeliaSonera and Cogent.

Our tandem (voice) services business faces competition from the traditional ILECs, other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer, and potentially from future entrants to the tandem services market. Please see Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements for a further description of certain litigation in which we were engaged with Peerless Network. Competition has intensified over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the tandem services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below.

Our IP Transit and Ethernet service businesses face competition from many companies, including Level 3, Verizon, AT&T, Equinix, Tata, NTT, TeliaSonera and Cogent.

Competition for IP Transit and Ethernet Service is fierce and has caused us to lose some traffic as well as significantly reduce the rates we charge our customers in various markets. Certain of our current and potential competitors have significantly more employees and greater financial, network, technical, marketing, research and development, intellectual property development and protection and other resources than us. Also, some of our current and potential competitors have greater name recognition that they can use to their advantage. Our competitors have charged rates that are below the rates we charge, at times substantially, and may continue to do so in the future. In addition, our competitors could bundle other services with their IP Transit, Ethernet or tandem services to compete with us or be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Furthermore, changes in technology have lowered the cost of entry into our business, which could promote additional competition. Existing or increased competition as described above could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.

When there is a significant amount of traffic between two switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which will cause us to experience a reduction in our revenue. Moreover, the risk of direct connections is continually increasing as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers at one or only several points is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. Moreover, since these direct connections would connect networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from carriers establishing direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material and adverse effect on our business, prospects, financial condition and operating results.

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

Access Services

We also provide access services using our tandem switches. Access services are provided as a part of the origination and termination of long distance calls. The FCC regulates interstate access services and the states historically regulate intrastate access services. However, in the November 2011 intercarrier compensation reform order discussed above, the FCC approved reducing and ultimately eliminating both interstate and intrastate terminating access charges.

In the order, the FCC capped most access rates as of December 29, 2011. The FCC then required carriers to reduce their intrastate terminating end office rates that exceed the corresponding interstate rates by 1 / 2 of the difference between the rates in July 2012, and reduce those intrastate rates to parity with the interstate rates by July 2013. Thereafter, the FCC will require carriers to reduce their termination (and for some carriers also transport) rates to bill-and-keep within six years for price cap carriers, and nine years for rate of return carriers. The FCC has issued a further notice of proposed rulemaking transition for the remaining originating and transport rate elements.

Various states are also separately conducting proceedings to determine whether to decrease existing intrastate access charges.

If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities.

The telecommunications industry recently has seen an escalating rate of disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The FCC order described above resolved certain elements of this issue on a prospective basis and holds that, VoIP calls will be subject to interstate access charges and/or reciprocal compensation. Certain aspects of the FCC order, however, have led to new disputes, such as the type and cost that may be charged for various elements of a VoIP call. If these new disputes are not timely resolved or are not resolved in our favor or if future rulings establish that we are not able to enforce all or a portion of our access tariffs with respect to VoIP or other types of calls, we could experience a material and adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

We cannot predict when, or upon what terms and conditions, further U.S. federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. The intercarrier compensation reform order released by the FCC in November 2011 has been appealed by several parties, and we cannot predict whether any such appeals might be successful. Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

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

•

failure to anticipate the costs related to accounting and tax matters resulting from operating a global business, including with respect to the costs of hiring employees and professional consultants to comply with accounting and tax matters, as well as the payment of taxes imposed by various taxing authorities and disputes and audits related thereto;

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

We cannot be certain that we will realize our anticipated benefits from our acquisition of Tinet or any future acquired businesses, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to efficiently and effectively integrate the acquired businesses and operations, experience increased operating costs, or fail to realize the benefits we anticipate, we could experience material adverse effects on our business, prospects, financial condition and operating results.

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

Our top five customers, in the aggregate, represented approximately 51% of our total revenues during the year ended December 31, 2012. Our two largest customers, AT&T and Verizon, accounted for 26% and 10% respectively, of our total revenues during the year ended December 31, 2012. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to substantially lower the rates we charge our customers to retain their traffic. As discussed in “—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer and we expect to compete with new entrants to the tandem services market … “ above, competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

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

Moreover, the recent economic downturn could result in a decrease in the amount of services customers purchase from us or delays or failures to pay for such services. For example, poor economic conditions could reduce both business and retail spending on telephone services which in turn could result in a reduction in our customers’ demand for our services. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services.

Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

During the year ended December 31, 2012, we terminated 60% of our voice traffic in the United States to five carriers.

Although we provide multiple services, we generate a significant portion of our revenue from voice services provided in the United States. During the year ended December 31, 2012, we delivered 60% of our voice traffic in the United States to five carriers. If for any reason we are unable to terminate voice traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept voice traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below. In 2012, we agreed to pay a carrier a significant amount to terminate certain long distance traffic to it. This agreement negatively affected our business. For a further discussion of that dispute, see Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ voice traffic to them.

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

Our business depends on our ability to continue to develop effective business support systems. We are currently expending significant resources to develop and enhance a web-based portal application in connection with providing our Ethernet services. In certain cases, the development of these business support systems is required to realize our anticipated benefits from our acquisition of Tinet. This can be a complicated undertaking that requires significant resources and expertise and support from third-party vendors. Business support systems are needed for:

•	ordering services from our vendors and verifying that we are being charged the correct amount;

•	quoting, accepting and inputting customer orders for services;

•	provisioning, installing and delivering these services;

•	monitoring the types of traffic carried over our network to determine profitability; and

•	billing for these services.

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

We will face various risks associated with providing these new services, including risks relating to identifying, obtaining and integrating attractive network switch sites, suitable equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, developing and implementing new systems and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

If we are unable to successfully manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T and, if consummated, T-Mobile-MetroPCS reduces the need for intercarrier transit services and may limit our growth opportunities.

Consolidation in the industry reduces the need for intercarrier transit services by reducing the number of carriers. As carriers merge, (i) the risks to our business of direct connections increases, see “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below, (ii) traffic that was carrier-to-carrier becomes intra-carrier traffic not normally addressable by us and (iii) in the case of consolidations involving an ILEC, such as AT&T or Verizon, previous transit traffic between competitive carriers and the carrier acquired by the ILEC now potentially becomes ILEC reciprocal compensation traffic and not transit traffic, and thus potentially not addressable by us. For example, as a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use processed by us. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year. We have experienced growth notwithstanding this consolidation, but our ability to grow in the future could be adversely affected by greater consolidation.

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

We will face various risks associated with providing these new services, including risks relating to identifying, obtaining and integrating attractive network switch sites, suitable equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems, complying with regulatory, tax and accounting requirements, and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks related to conducting operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

If we are not able to obtain and enforce patent protection for our methods and technologies, competitors may be more easily able to compete with us.

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

Our pending patent applications may not result in issued patents. The patent position of technology-oriented companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards which the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings and the risk of such claims being invalidated by infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, once any patents have been issued, our patents and any patent for which we have licensed or may license rights may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc. and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under a patent referred to as the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We elected not to appeal this ruling. As a result, the district court’s ruling that the ‘708 Patent is invalid has become final and non-appealable See Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements for a further description of this matter.

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

We provide telecommunications services that are critical to the operations of our customers. Notably, our voice service is essential to the orderly operation of our customers’ telecommunication systems because it enables competitive carriers to ensure that telephone calls are routed to the appropriate destinations, and our IP Transit and Ethernet services allow our customers to transmit data, which may be critical to their operation. Our network architecture is integral to our ability to process a high volume of traffic in a timely, reliable and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

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

Our international operations and investments expose us to risks that could have a material adverse effect on our business.

We have operations and investments outside of the United States that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	tax rates in some foreign countries may exceed those in the U.S., or we may be exposed to claims or liability for not paying all taxes in a foreign country;

•	possible fluctuation in foreign currency exchange rates, which could adversely affect our results of operations and the value of our international assets and investments;

•	the possibility that foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

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

We have a limited operating history as a company and as a provider of communications services in a rapidly evolving market. If we are unable to overcome the difficulties frequently encountered by new companies in rapidly evolving markets, our business could be materially harmed.

We began our operations in February 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by new companies in rapidly evolving markets. This includes developing new services as we now provide services in many of the major and mid-size U.S. markets to most of the largest carriers. In order to overcome these risks and difficulties, we must, among other things:

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

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by new companies in rapidly evolving markets could adversely affect our operating results which could impair our ability to raise capital, expand our business or continue our operations.

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

We currently have procedures in place to ensure the confidentiality of our customers’ information. However, our procedures to protect against the risk of inadvertent disclosure or unintentional breaches of security might fail to protect adequately information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our customers may grow as we expand our business and increase the amount of information that we possess. If we fail to maintain adequately our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

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

Our network switch sites are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in the northeast region of the United States in 2003 and in the southeast region of the United States in 2005, and limitations of adequate power resources. Power outages, which last beyond our backup and alternative power arrangements, could reduce our revenue and otherwise harm our business and expose us to claims by customers. Moreover, we may not be able to pass on to our customers significant increases in the cost of power we obtain.

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

We have positioned ourselves as a neutral third-party provider of services (that is, we generally do not compete with any of our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance services and which can be viewed by some of our customers as being competitive with certain of the services they provide. Likewise, we may provide our Ethernet services to an enterprise user in competition with certain of our carrier customers.

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

In addition, we may seek additional funding in the future through public or private equity and debt financings. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

•	we may not be able to expand or acquire complementary businesses;

•	we may not be able to continue to meet customer demand for service quality, availability and competitive pricing;

•	we may be forced to reduce our operations;

•	we may be forced to reduce our headcount;

•	we may not be able to develop new services or otherwise respond to changing business conditions or competitive pressures; and

•	we may not be able to adequately maintain or upgrade our systems and technology.

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

On October 30, 2012, we paid a special cash dividend in the amount of $3.00 per share, or $96.7 million in the aggregate.

The resulting reduction in our cash position may reduce our flexibility to operate our business as we have in the past, including our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities as they arise. If we do not generate sufficient revenues for any of the reasons discussed elsewhere in these “Risk Factors,” we may cease being profitable, and may have difficulty paying our bills as they become due. If this occurs, or if we default on any of our payment obligations, or if we were unable to obtain necessary liquidity, our business could be adversely affected. See “—A reduction in our cash position or changes in our capital structure, including our level of indebtedness and the terms of such indebtedness, could adversely affect our business and liquidity position” below.

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

Risk Factor Related To Our Internal Controls Over Financial Reporting

We have Identified a Material Weakness in Our Internal Controls Over Financial Reporting. If We Do Not Maintain Effective Internal Controls Over Financial Reporting, We Could Fail to Accurately Report Our Financial Results.

We have identified a material weakness in our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our presentation of the income tax consequences associated with the impairment of goodwill, intangible and long-lived assets. Specifically, the review performed by our corporate accounting and tax group of the consolidated tax processes and procedures did not provide for adequate and timely identification of the income tax impacts arising from the impairments. In light of this material weakness in internal control over financial reporting, we concluded that our financial reporting controls and procedures were not effective as of December 31, 2012. For further discussion please see Item 9A(b) below.

Subsequent to year-end, the Company has developed a remediation plan to address the material weakness. The plan includes enhancing our preparation and review procedures regarding the tax consequences of complex and infrequent transactions, which may include supplementing our resources through the use of an independent consultant with sufficient expertise in the proper accounting and income tax treatment of complex and infrequent transactions. While we believe that our remediation plan will strengthen our internal control over financial reporting and should remediate the material weakness we have identified, if our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Such material weakness could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, materially affect the market price of our stock, and otherwise materially adversely affect our business and financial condition.

Risk Factors Related To Our Common Stock

Our common stock has only traded since November 2, 2007 and our stock price is likely to be volatile.

Our common stock has only traded since November 2, 2007. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the passage of various laws and governmental regulations governing communications-related services and internet-related services;

•	a decrease in our cash position;

•	a decrease in the amount of traffic we carry or the rates we charge for such traffic, whether from competition or otherwise;

•	the failure to develop new services or successfully manage our growth strategy;

•	the failure of or disruption to our physical infrastructure or services;

•	conditions or trends in the internet, technology and communications industries;

•	the addition or departure of any key employees;

•	the level and quality of securities research analyst coverage of our common stock;

•	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;

•	litigation involving ourselves, including our granted or any future patents, or our general industry or both;

•	investors’ general perception of us, our services, the economy and general market conditions;

•	developments or disputes concerning our patents or other proprietary rights;

•	the announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•	other factors discussed within these “Risk Factors”.

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

A reduction in our cash position or changes in our capital structure, including our level of indebtedness and the terms of such indebtedness could adversely affect our business and liquidity position.

A reduction in our cash balance may adversely affect our ability to operate and expand our business. See “—As a result of our special cash dividend, our cash balance has decreased significantly, which may adversely affect our ability to operate and expand our business” above.

We have entered into a $15 million revolving credit facility and have no plans to draw on the facility at this time. We may incur additional debt in the future or increase our level of indebtedness from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business by:

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

Our headquarters is located at 550 W. Adams Street, Suite 900, Chicago, Illinois 60661, where we lease approximately 27,000 square feet of office space.

In addition, we have four additional corporate office leases, three of which are located outside of the U.S. and one of which is located in the U.S. We also lease 30 other facilities, 29 of which are located in the U.S. and one of which is located outside of the U.S., to house our switching equipment.

Below is the list of our leased corporate spaces and properties to house our switching equipment.

•

North America: Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Houston, Texas; Indianapolis, Indiana; Jersey City, New Jersey; Los Angeles, California; Miami, Florida; Milwaukee, Wisconsin; Minneapolis, Minnesota; Newark, New Jersey; New York, New York; Orlando, Florida; Philadelphia, Pennsylvania; Phoenix, Arizona; Portland, Oregon; San Francisco, California; Seattle, Washington; St. Louis, Missouri; Tampa, Florida; Vienna, Virginia; and Puerto Rico

•	Europe: Frankfurt, Germany; Cagliari, Italy; and Milan, Italy

We believe our existing facilities are adequate for our current needs in our existing markets and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information on legal proceedings.

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

The following table sets forth the high and low closing sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2012	High	Low
First Quarter	$12.77	$10.60
Second Quarter	$13.68	$11.08
Third Quarter	$13.92	$9.38
Fourth Quarter	$9.29	$2.15

2011	High	Low
First Quarter	$18.36	$13.70
Second Quarter	$17.42	$14.41
Third Quarter	$17.49	$9.27
Fourth Quarter	$11.10	$9.12

Holders of Record

On January 31, 2013, there were approximately 48 registered holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 10,462 beneficial owners of our common stock as of January 31, 2013.

Dividends

On October 5, 2012, we declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate. The special dividend was paid on October 30, 2012. We currently do not pay regular dividends on our outstanding stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 62-month total return provided stockholders on Inteliquent’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock, and its relative performance is tracked through December 31, 2012. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Inteliquent under the Securities Act of 1933 or the Exchange Act.

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

During 2012, we did not repurchase any of our outstanding common stock. On August 7, 2012, we announced that our Board of Directors has authorized the repurchase of up to $50 million of our outstanding common stock as part of a stock repurchase program. The program will expire in three years. We may repurchase shares through open market, negotiated or block transactions. We do not currently plan to repurchase any stock under the stock repurchase program. We intend to conduct any stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The stock repurchase program will be subject to market conditions and does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the selected consolidated balance sheets data as of December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 31, 2009 and 2008 and the selected consolidated balance sheets data as of December 31, 2010, 2009 and 2008 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31
(In thousands, except per share amounts)	2012	2011	2010(2)	2009(2)	2008(2)
Statements of Operations
Revenue	$275,453	$268,284	$199,826	$168,906	$120,902
Operating expense
Network and facilities expense (excluding depreciation and amortization)	126,590	108,279	69,119	50,648	40,327
Operations	48,446	42,024	28,343	19,798	16,929
Sales and marketing	16,097	13,599	4,969	1,996	1,940
General and administrative	27,293	27,972	24,287	17,958	12,104
Depreciation and amortization	29,749	29,366	19,062	14,594	14,023
Carrier settlement	9,000	—	—	—	—
Impairment of fixed assets	16,149	—	—	—	195
Impairment of goodwill and intangibles	75,340	—	—	—	—
Loss (gain) on disposal of fixed assets	732	439	(82)	(53)	(11)

Total operating expense	349,396	221,679	145,698	104,941	85,507

Income (loss) from operations	(73,943)	46,605	54,128	63,965	35,395

Other expense (income)
Interest expense	—	—	4	293	924
Interest income	(10)	(42)	(202)	(801)	(3,474)
Other expense (income)	(121)	437	128	(370)	1,131
Foreign exchange loss (gain)	422	421	(888)	—	—

Total other expense (income)	291	816	(958)	(878)	(1,419)

Income (loss) before income taxes	(74,234)	45,789	55,086	64,843	36,814
Provision for income taxes	3,915	18,732	22,478	23,528	12,794

Net income (loss)	$(78,149)	$27,057	$32,608	$41,315	$24,020

Net income (loss) per share:
Basic (1)	$(2.54)	$0.83	$0.98	$1.25	$0.76
Diluted (1)	$(2.54)	$0.82	$0.97	$1.22	$0.72
Weighted average number of shares outstanding:
Basic	30,798	32,780	33,157	33,156	31,790
Diluted	30,798	33,195	33,634	33,912	33,236

Dividends paid per share:	$3.00	$—	$—	$—	$—

	December 31
(In thousands)	2012	2011	2010(2)	2009 (2)	2008(2)
Balance Sheet Data:
Cash and cash equivalents	$31,479	$90,279	$106,674	$161,411	$110,414
Total current assets	86,725	147,152	154,786	205,959	131,335
Total assets	145,600	302,810	315,527	256,590	195,843
Total current liabilities	45,054	33,633	32,943	11,602	10,904
Long term obligations, including current portion	—	—	—	235	3,196
Total liabilities	46,507	43,132	44,244	15,759	15,977
Total preferred stock	—	—	—	—	—
Total shareholders’ equity	99,093	259,678	271,283	240,831	179,866

Cash Flow Data:
Cash flows provided by operating activities	$61,569	$57,714	$60,512	$56,396	$35,152
Cash flows used for investing activities	(25,716)	(22,459)	(104,812)	(16,379)	(41,136)
Cash flows used for financing activities	(95,049)	(51,553)	(10,346)	10,980	4,378

(1)	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share computation compared to the diluted earnings (loss) per share computation.
(2)	As Tinet was acquired on October 1, 2010, there is no activity related to Tinet for the years 2009 and 2008. The activity included in 2010 relates only to the period from the October 1, 2010 acquisition date to December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the risk that our business and the Tinet S.p.A. business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters, including the effects of Hurricane Sandy and its aftermath on our business; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; financing facilities and related availability and terms; changes in our capital structure, including but not limited to the reduction of our cash balance that occurred in connection with the October 2012 payment of a special cash dividend, and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of this Annual Report on Form 10-K and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube, Peerless Network, and Intelepeer. Over the past several years, competition has intensified causing us to lose traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Our tandem services business faces competition from the traditional ILECs and increasing competition from certain other providers such as Level 3 Communications, Peerless Network, Hypercube and Intelepeer and we expect to compete with new entrants to the tandem services market…” in Item 1A below.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.61 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 902.2 million, or 56% of the total 1.61 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 189 markets as of December 31, 2012. During 2012, our network carried 132.0 billion minutes of traffic. As of December 31, 2012, our network was capable of connecting calls to an estimated 575.4 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. On October 1, 2010, we acquired Tinet S.p.A. (Tinet), an Italian corporation that operates a global IP backbone network. As a result, our current service offerings include the capability of switching and carrying local, long distance and international voice traffic.

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

We have IP Transit and Ethernet service agreements with over 1,000 customers in over 80 countries. In 2012, we carried over 32 terabits per second of customer IP traffic. We have over 120 points of presence (POPs) where we operate our equipment in carrier neutral facilities. Our core IP Transit network uses all Juniper equipment, which reduces complexity and allows for faster service deployment, easier customer support and spare management flexibility.

Hosted Services

In 2011, we began to offer hosted services. A hosted service is an application (such as software) that we “host” on our network enabling our customer to avoid the capital expenses associated with purchasing the equipment and associated software licenses that they would need to provide the service to themselves. During the year ended December 31, 2012, we ceased offering hosted services. As the equipment has no further use in the Company’s network we recorded an asset impairment charge of $2.9 million.

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

Ethernet services revenue is comprised of both Ethernet Private Line (EtherCloud® P2P) and Ethercloud Extension (EtherCloud E2E) revenues. EtherCloud P2P revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained bandwidth used monthly in excess of the Committed Traffic Rate and measured with industry standard 95th percentile criteria. EtherCloud E2E revenue is recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are usually a flat monthly fee for bandwidth (the Committed Traffic Rate) but sometimes there are additional charges for the sustained bandwidth used monthly in excess of the Committed Traffic Rate and measured with industry standard 95th percentile criteria.

Our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly. See “Risk Factors—Risks Factors Related to Our Business—We could experience material variances in our revenues.”

Operating Expense

Operating expenses include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, carrier settlement, impairment of fixed assets, impairment of goodwill and intangibles, and the gain or loss on the disposal of fixed assets.

Network and Facilities Expense.    Our network and facilities expenses include transport capacity, or circuits, and signaling network costs for voice services, transport capacity for our data services, facility rents and utilities, together with other costs that directly support the POPs. We do not defer or capitalize any costs associated with the start-up of new POPs. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Carrier settlement.    Carrier settlement expenses include charges related to dispute settlements with customers.

Impairment of Fixed Assets.    The carrying value of property and equipment is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if projected undiscounted cash flows are less than the carrying value of the assets. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operation. The impairment test is a two-step process. If the carrying value of the asset exceeds the expected future cash flows from the asset, impairment is indicated. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating future cash flows associated with the asset.

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

Other Expense (Income).    Other expense (income) includes interest expense and income, as well as foreign exchange gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

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

On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc. and John Barnicle in the United States District Court for the Northern District of Illinois to enforce our rights under the ‘708 Patent ( Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402) . On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We elected not to appeal this ruling. As a result, the district court’s ruling that the ‘708 Patent is invalid has become final and non-appealable. See Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements for a further description of this matter.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors. During the year 2012 we recorded a valuation allowance of $9.1 million against our net deferred income tax asset of which $6.9 million related to our foreign subsidiary and $2.2 million related to our domestic operations.

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

The fair value of the non-vested shares is determined using our closing stock price on the grant date. Compensation cost, measured using the grant date fair value and net of estimated forfeiture rate, is recognized over the requisite service period on a straight-line basis.

Stock-based employee compensation is reflected in the statement of income. All options and non-vested shares granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

Goodwill Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Our reporting units are the Americas; Europe, Middle East & Africa (EMEA) and Asia Pacific (APAC). In October 2011, we established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, we operated as one reporting unit. The goodwill impairment test (Step-one) is based upon the estimated fair value of our reporting units compared to the net carrying value of assets and liabilities. We determine the fair value of our reporting units by combining two valuation methods, a discounted future cash flow analysis (DCF) and market value comparisons.

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

In the fourth quarter of 2012, we performed our annual goodwill impairment test. Factors that we considered in the fourth quarter when estimating the fair value of the reporting units included (i) a decline in our common stock price beginning late in the third quarter of 2012 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile our market capitalization to the aggregate estimated fair value of all of our reporting units and (ii) the carrier dispute that was settled in the fourth quarter 2012. We performed an impairment test of goodwill for each of our reporting units. The quantitative goodwill impairment test Step 1 was based upon the estimated fair value of our reporting units compared to the net carrying value of assets and liabilities of the reporting units. We used internal discounted cash flow estimates and considered market value comparisons to determine fair value. Because the fair value of the reporting units was below their carrying value, including goodwill, we performed an additional fair value measurement to determine the amount of impairment loss.

Based on the analysis discussed above, we recorded goodwill impairment charges in each of our three reporting units, which in total, resulted in a charge of $49.5 million. As a result we have no goodwill remaining on our balance sheet as of December 31, 2012.

Impairment of Long-Lived and Other Assets.    The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

The recent decline in our stock price and related market capitalization created an indication of potential impairment. We utilized Accounting Standards Codification 360 Property, Plant and Equipment (ASC 360) guidance to test the long-lived assets for realizability. We determined that the lowest level of our cash flow generation is our reporting units which are the Americas, EMEA and APAC. During ASC 360 Step 1, we compared the undiscounted cash flows attributable to each reporting unit over the projection period of five years based upon the estimated useful life of the primary asset group which was the Company’s property and equipment, plus an estimate of terminal value to its book value. The sum of the undiscounted cash flows was less than the carrying value of the net assets for each reporting unit. This indicated that we failed Step 1 and were required to complete Step 2 under ASC 360 guidance that would quantify the impairment amount. During ASC 360 Step 2, we fair valued the assets using three generally considered approaches: the Cost, Income and Market Approaches. Based on the value indications derived from the application of these approaches, an opinion of value was estimated using expert judgment within the confines of the appraisal process. As a result of the Step 2 analysis, we recorded a property and equipment impairment charge of $13.2 million. This impairment was allocated to the property and equipment on a pro-rata basis using the relative carrying amounts of these assets, except where such allocation would reduce the carrying value of the asset below its fair value. As part of the ASC 360 Step 2, we fair valued our intangible assets. We applied the Excess Earnings Method, a form of the Income Approach, to estimate the value of the customer based intangible assets for each reporting unit. Based on the analysis, we concluded that the intangible assets had no value and accordingly an impairment charge of $25.8 million was recorded. Prior to the impairment charges the intangible assets, which consisted of customer relationships, had a definite life and were amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). In addition, during the year ended December 31, 2012, we ceased offering hosted services. As the equipment has no further use in our network, we recorded an asset impairment charge of $2.9 million.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2012, 2011 and 2010:

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(In thousands, except per share amounts)	2012	2011	2010
Revenue	$275,453	$268,284	$199,826
Operating expense
Network and facilities expense (excluding depreciation and amortization)	126,590	108,279	69,119
Operations	48,446	42,024	28,343
Sales and marketing	16,097	13,599	4,969
General and administrative	27,293	27,972	24,287
Depreciation and amortization	29,749	29,366	19,062
Carrier settlement	9,000	—	—
Impairment of fixed assets	16,149	—	—
Impairment of goodwill and intangibles	75,340	—	—
Loss (gain) on disposal of fixed assets	732	439	(82)

Total operating expense	349,396	221,679	145,698

Income (loss) from operations	(73,943)	46,605	54,128

Other expense (income)
Interest expense	—	—	4
Interest income	(10)	(42)	(202)
Other expense (income)	(121)	437	128
Foreign exchange loss (gain)	422	421	(888)

Total other expense (income)	291	816	(958)

Income (loss) before income taxes	(74,234)	45,789	55,086
Provision for income taxes	3,915	18,732	22,478

Net (loss) income	$(78,149)	$27,057	$32,608

Net income per share:
Basic	$(2.54)	$0.83	$0.98
Diluted	$(2.54)	$0.82	$0.97
Weighted average number of shares outstanding:
Basic	30,798	32,780	33,157
Diluted	30,798	33,195	33,634

Dividends paid per share:	$3.00	$—	$—

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.    Revenue of $275.5 million for the year ended December 31, 2012 increased $7.2 million, or 2.7%, from $268.3 million for the year ended December 31, 2011. The increase in revenue of $7.2 million was due to a $2.9 million increase in revenue generated from our voice business and an increase of $4.3 million related to an increase in data revenue.

The increase in voice revenue was primarily due to the increase in minutes of use to 132.0 billion in the year ended December 31, 2012 from 130.4 billion minutes in the year ended December 31, 2011, an increase of 1.2%. The increase in data revenue was primarily due to an increase of traffic to 32.7 terabits processed in the year ended December 31, 2012 from 22.4 terabits processed in the year ended December 31, 2011. Offsetting the increase in terabits was a decrease in the average fee from $2.91 per megabit for the year ended December 31, 2011 to $2.12 per megabit for the year ended December 31, 2012.

The average fee per voice minute was $0.0016 for both the years ended December 31, 2012 and December 31, 2011.

Operating Expenses.    Operating expenses of $349.4 million for the year ended December 31, 2012 increased $127.7 million from $221.7 million in the year ended December 31, 2011. Operating expenses represented 126.8% and 82.6% of revenue for the year ended December 31, 2012 and 2011, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $126.6 million for the year ended December 31, 2012, or 46.0% of revenue, increased from $108.3 million for the year ended December 31, 2011, or 40.4% of revenue. The increase in network and facilities expense was due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet traffic.

Operations Expenses.    Operations expenses of $48.4 million for the year ended December 31, 2012, or 17.6% of revenue, increased $6.4 million compared to $42.0 million for the year ended December 31, 2011, or 15.7% of revenue. The primary contributors to an increase in 2012 were: (i) a $2.9 million increase in repairs and maintenance charges, of which $1.7 million was due to our hosted service offering which was ceased during third quarter of 2012, (ii) a $1.9 million increase in payroll and benefits charges driven by employee severance charges, (iii) a $1.7 million increase in non-cash share-based compensation and (iv) a $0.8 million increase in rent and contract labor charges. Expenses of $0.8 million were included in 2011, resulting from the settlement of a dispute with landlord. The increase in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to Surendra Saboo stepping down from an executive position with the Company during fourth quarter of 2012, as further discussed in Note 11 to the condensed consolidated financial statements—“Stock Options and Non-vested Shares”.

Sales and Marketing Expense.    Sales and marketing expense of $16.1 million for the year ended December 31, 2012, or 5.8% of revenue, increased from $13.6 million for the year ended December 31, 2011, or 5.1% of revenue. The increase of $2.5 million in sales and marketing expenses for the year ended December 31, 2012, was primarily due to an increase of $1.6 million in payroll and benefits driven by higher headcount throughout 2012 when compared to 2011, as well as $0.6 million of marketing fees related to the Company re-branding.

General and Administrative Expense.    General and administrative expense decreased to $27.3 million for the year ended December 31, 2012, or 9.9% of revenue, compared to $28.0 million for the year ended December 31, 2011, or 10.4% of revenue. The decrease of $0.7 million in general and administrative expenses for the year ended December 31, 2012, was primarily due to a $3.6 million decrease in non-cash share based compensation, partially offset by: (i) a $1.6 million increase in other compensation related charges driven by severance charges recorded in the fourth quarter of 2012, (ii) a $0.7 million increase in accounting and tax fees and (iii) a $0.5 million increase in legal fees. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian Wren during the first quarter of 2011, partially offset by the accelerated vesting of options and non-vested shares related to Rob Junkroski stepping down from the executive position with the Company during fourth quarter of 2012, as further discussed in Note 11 to the condensed consolidated financial statements—“Stock Options and Non-vested Shares”.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $29.7 million for the year ended December 31, 2012, or 10.8% of revenue, compared to $29.4 million for the year ended December 31, 2011, or 10.9% of revenue. The increase of $0.3 million in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets, as we expand our data services.

Carrier Settlement.    On December 3, 2012, we and a large customer definitively agreed to settle a dispute. As part of the settlement, we made a one-time payment of $9.0 million to the customer. In expectation of this settlement, we previously recorded a $9.0 million expense in the third quarter of 2012.

Impairment Charges.    During the year ended December 31, 2012, we recorded property and equipment and intangible assets impairment charges of $13.2 million and $25.8 million, respectively, as a result of the impairment test performed during fourth quarter of 2012. The results of the test are further described in Note 4 “Property and Equipment” and Note 9 “Goodwill and Intangible, Net”. In addition, we ceased our hosted services offering during the year-ended December 31, 2012. As the equipment has no further use in our network we recorded an asset impairment charge of $2.9 million to write-off the related assets. During the same period in 2011, no impairments were recognized. During the year ended December 31, 2012, we recorded a goodwill impairment charge of $49.5 million. As a result of this charge we do not carry goodwill on our balance sheet as of December 31, 2012. No impairment of goodwill was recorded in the year ended December 31, 2011.

Other (Income) Expense.    Other expense was $0.3 million in the year ended December 31, 2012, compared to other expense of $0.8 million for the year ended December 31, 2011. Other expense in 2012 includes $0.4 million foreign exchange losses as part of foreign business operations. Other expense in 2011 includes $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and $0.4 million foreign exchange losses as part of foreign business operations.

Provision for Income Taxes.    Provision for income taxes was $3.9 million for the year ended December 31, 2012, a decrease of $14.8 million compared to $18.7 million for the year ended December 31, 2011. The effective tax rate at December 31, 2012 was (5.3) % compared to the effective tax rate at December 31, 2011 of 40.9%. This difference results significantly from the non-deductible impairment of goodwill, valuation allowance relating to the foreign deferred tax assets of Tinet SpA and the valuation allowance relating to the Illinois Edge Credit deferred tax asset.

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

The number of voice markets in which we operated increased to 189 at December 31, 2011 from 179 at December 31, 2010. The average fee per voice minute for the year ended December 31, 2011 of $0.0016 decreased from the December 31, 2010 amount of $0.0017.

Operating Expenses.     Operating expenses of $221.7 million for the year ended December 31, 2011 increased $76.0 million from $145.7 million in the year ended December 31, 2010, or 82.6% and 72.9% of revenue, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses.    Network and facilities expenses of $108.3 million for the year ended December 31, 2011, or 40.4% of revenue, increased from $69.1 million for the year ended December 31, 2010, or 34.6% of revenue. Of this increase, $24.3 million was the network and facilities expenses incurred by Tinet during the year ended December 31, 2011 compared with only three months of activity during the year ended December 31, 2010. Due to the nature of the IP Transit and Ethernet business, higher network and facilities expenses are expected and we anticipate this percentage will continue to increase as we reflect increased activity for these businesses.

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

General and Administrative Expense.    General and administrative expense increased to $28.0 million for the year ended December 31, 2011, or 10.4% of revenue, compared to $24.3 million for the year ended December 31, 2010, or 12.2% of revenue. Of this increase, $3.1 million is due to the acquisition of Tinet. The remaining increase in our general and administrative expenses of $0.6 million was primarily due to a $4.3 million increase in non-cash compensation, a $1.0 million increase in payroll and benefits, partially offset by a decrease of $3.6 million in professional fees and $1.7 million in consulting fees. The increase in non-cash compensation was primarily due to the accelerated vesting of options and non-vested shares related to the retirement of Rian Wren, as further discussed in Note 11 to the consolidated financial statements—“Stock Options and Non-vested Shares”. The professional fees and consulting fees were lower in 2011 as the 2010 fees included the Tinet acquisition related costs.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $29.4 million for the year ended December 31, 2011, or 10.9% of revenue, compared to $19.1 million for the year ended December 31, 2010, or 9.5% of revenue. Of this increase, $7.5 million was due to the depreciation and amortization of Tinet assets during the year ended December 31, 2011 compared with only three months of activity in 2010. The remaining increase in our depreciation and amortization expense related to an increase of $2.8 million in our depreciation expense resulted from capital expenditures primarily related to the expansion of switch capacity in existing markets and the installation of switch capacity in new markets.

Other (Income) Expense.    Other expense was $0.8 million in the year ended December 31, 2011, compared to other income of $1.0 million for the year ended December 31, 2010. Other expense in 2011 included $0.3 million of expenses incurred related to the modified “Dutch auction” tender offer to repurchase common shares during the second quarter of 2011 and $0.4 million foreign exchange losses as part of foreign business operations. Other income in 2010 included a gain of $1.9 million on two forward currency contracts entered into during the third quarter to reduce our currency exchange rate risk from the acquisition of Tinet on October 1, 2010. In addition, we recognized $0.9 million related to foreign exchange losses, as a result of a decrease in the Euro to dollar exchange rate during the fourth quarter of 2010.

Provision for Income Taxes.    Provision for income taxes was $18.7 million for the year ended December 31, 2011, a decrease of $3.8 million compared to $22.5 million for the year ended December 31, 2010. The effective tax rate at December 31, 2011 was 40.9% compared to the effective tax rate at December 31, 2010 of 40.8%.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity and our initial public offering completed in November 2007. Our primary ongoing sources of liquidity are our cash flows from operations. Our principal uses of cash have been capital expenditures for network equipment, working capital, repurchases of common shares, our acquisition of Tinet on October 1, 2010 and dividends paid on October 31, 2012. We anticipate that our principal uses of cash in the future will be for capital expenditures for network equipment and working capital.

At December 31, 2012, we had $31.5 million in cash and cash equivalents, and $1.0 million in restricted cash. In comparison, at December 31, 2011, we had $90.3 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2012 was $41.7 million compared to $113.5 million at December 31, 2011.

Our capital expenditures of $26.0 million, $22.0 million and $18.4 million in the years ended December 31, 2012, 2011 and 2010, respectively, related primarily to the installation of network equipment in existing and new locations. Capital expenditures for 2013 are expected to be between $20 million and $25 million.

We believe the cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future.

We regularly review acquisitions and strategic investments, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic investments which would require additional debt or equity financing.

The following table sets forth components of our cash flow for the following periods:

	Year Ended December 31
(In thousands)	2012	2011	2010
Cash flows provided by operating activities	$61,569	$57,714	$60,512
Cash flows used for investing activities	$(25,716)	$(22,459)	$(104,812)
Cash flows used for financing activities	$(95,049)	$(51,553)	$(10,346)

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2012 was $61.6 million, compared to $57.7 million for the year ended December 31, 2011. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel related expenditures, and facility and network maintenance costs. The increase in operating cash flow reflected a decrease in accounts receivable and an increase in accrued liabilities, partially offset by lower operating earnings driven mainly by increased network and facilities expenses, as well as the payment of $9.0 million to settle a dispute with one of our largest customers. For further discussion of that dispute, see Note 8 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements.

Net cash provided by operating activities for the year ended December 31, 2011 was $57.7 million, compared to $60.5 million for the year ended December 31, 2010. The slight decrease in operating cash flow reflected lower operating earnings, offset by the timing of cash collections. The timing of payments remained the same.

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2012 was $25.7 million, compared to $22.5 million for the year ended December 31, 2011. Investing cash outflows are primarily related to purchases of network equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors. The increase in net cash used for investing activities was the result of the higher capital expenditures.

Net cash used for investing activities for the year ended December 31, 2011 was $22.5 million, compared to $104.8 million for the year ended December 31, 2010. Investing cash outflows were primarily related to the acquisition of Tinet on October 1, 2010, purchases of network equipment and the timing of purchases and redemptions of short-term and long-term investments. We also use cash to support letters of credit required by certain facility landlords and other vendors. The decrease in net cash used for investing activities was primarily the result of the $103.1 million acquisition of Tinet during 2010, partially offset by a $17.1 million decrease in proceeds from the redemption of auction rate securities and a $3.6 million increase in cash flows used for the purchase of network equipment.

Cash flows from financing activities

Net cash used by financing activities for the year ended December 31, 2012 was $95.0 million, compared to $51.6 million for the year ended December 31, 2011. The changes in cash flows from financing activities primarily related to a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million, paid during fourth quarter of 2012 and the completion of a modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the dividend payment and the purchase of common shares in the tender offer using cash on hand.

Net cash used by financing activities for the year ended December 31, 2011 was $51.6 million, compared to $10.3 million for the year ended December 31, 2010. The changes in cash flows from financing activities primarily related to the completion of a modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which the Company repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. The Company funded the purchase of common shares in the tender offer using cash on hand. During 2010, we repurchased approximately 0.6 million shares for $9.6 million under a stock repurchase program at an average cost of $15.78 per share.

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2012. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2012.

	Payments Due by Period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating leases	$43,490	$5,402	$11,584	$9,947	$16,557
Transport/service purchase commitment	3,809	1,270	2,539	—	—
Indefeasible right of use operating expense commitment	6,291	1,287	2,324	1,305	1,375

Total contractual cash obligations	$53,590	$7,959	$16,447	$11,252	$17,932

Liabilities for uncertain tax positions are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities, as further described in Note 10 “Income Taxes”.

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2012 there was $1.0 million of restricted cash used as collateral for $1.0 million in letters of credit outstanding.

Credit Facility

On March 5, 2013, Inteliquent entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. Inteliquent has no plans to draw on the facility at this time and remains debt-free. The facility serves to increase the company’s financial flexibility and further strengthens its liquidity position.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2012, 2011 and 2010 was $5.9 million, $6.0 million, and $4.8 million, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Purchase Commitment

We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service through 2015.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2012, 2011 and 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934. Additionally, we do not have any synthetic leases.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income in U.S. Generally Accepted Accounting Principles (GAAP) (ASU 2011-05) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12). These ASUs require that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. We chose to present net earnings and other comprehensive income in two separate but consecutive statements. As a result, the adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this standard did not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $32.4 million and $91.2 million at December 31, 2012 and December 31, 2011, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2012, we had $0.8 million in cash and cash equivalents invested in one money market mutual fund.

Based upon our overall interest rate exposure at December 31, 2012, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of the Company’s various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of a subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent approximately 2.6% of the Company’s operating income. We do not believe that a 10% change in these currencies over a one-year period would have a material impact on our earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Neutral Tandem, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Neutral Tandem, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, IL

March 18, 2013

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$31,479	$90,279
Receivables, net	42,833	46,991
Deferred income taxes-current	1,210	3,227
Prepaid expenses	11,203	6,655

Total current assets	86,725	147,152
Property and equipment—net	53,517	75,045
Intangible assets—net	—	28,644
Goodwill	—	48,137
Restricted cash	962	962
Deferred income taxes-non-current	2,710	—
Other assets	1,686	2,870

Total assets	$145,600	$302,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,385	$13,792
Accrued liabilities:
Taxes payable	8,298	2,567
Circuit cost	13,200	8,743
Rent	1,831	1,525
Payroll and related items	4,507	4,366
Other	4,833	2,640

Total current liabilities	45,054	33,633
Other liabilities	1,453	1,693
Deferred income taxes-noncurrent	—	7,806

Total liabilities	46,507	43,132
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock—par value of $.001; 150,000 authorized shares; 32,345 shares and 31,520 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	32	32
Less treasury stock, at cost; 3,083 in 2012 and 2011	(50,103)	(50,103)
Additional paid-in capital	199,331	185,014
Accumulated other comprehensive loss	(4,904)	(4,346)
Retained earnings (Accumulated deficit)	(45,263)	129,081

Total shareholders’ equity	99,093	259,678

Total liabilities and shareholders’ equity	$145,600	$302,810

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
(In thousands, except per share amounts)	2012	2011	2010
Revenue	$275,453	$268,284	$199,826
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	126,590	108,279	69,119
Operations	48,446	42,024	28,343
Sales and marketing	16,097	13,599	4,969
General and administrative	27,293	27,972	24,287
Depreciation and amortization	29,749	29,366	19,062
Carrier settlement	9,000	—	—
Impairment of fixed assets	16,149	—	—
Impairment of goodwill and intangibles	75,340	—	—
Loss (gain) on disposal of fixed assets	732	439	(82)

Total operating expense	349,396	221,679	145,698

Income (loss) from operations	(73,943)	46,605	54,128

Other (income) expense:
Interest expense	—	—	4
Interest income	(10)	(42)	(202)
Other expense (income)	(121)	437	128
Foreign exchange loss (gain)	422	421	(888)

Total other expense (income)	291	816	(958)

Income (loss) before income taxes	(74,234)	45,789	55,086
Provision for income taxes	3,915	18,732	22,478

Net income (loss)	$(78,149)	$27,057	$32,608

Net income (loss) per share:
Basic	$(2.54)	$0.83	$0.98
Diluted	$(2.54)	$0.82	$0.97
Weighted average number of shares outstanding:
Basic	30,798	32,780	33,157
Diluted	30,798	33,195	33,634

Dividends paid per share:	$3.00	$—	$—

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31
(In thousands)	2012	2011	2010
Net income (loss)	$(78,149)	$27,057	$32,608

Other comprehensive loss:
Foreign currency translation	(558)	(2,229)	(2,117)

Total other comprehensive loss	(558)	(2,229)	(2,117)

Total comprehensive income (loss)	$(78,707)	$24,828	$30,491

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Common Shares Outstanding	Common Shares	Treasury Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2009	33,628	$34	—	$171,381	$69,416	—	$240,831

Net income	—	—	—	—	32,608	—	32,608
Foreign currency translation						(2,117)	(2,117)
Tax deficiency associated with share-based payments	—	—	—	(338)	—	—	(338)
Exercise of stock options	53	—	—	116	—	—	116
Stock option expense	—	—	—	6,810	—	—	6,810
Repurchase of common stock	(605)	(1)	—	(9,555)	—	—	(9,556)
Activity related to non-vested shares	90	—	—	2,929	—	—	2,929

Balance at December 31, 2010	33,166	33	—	171,343	102,024	(2,117)	271,283

Net income	—	—	—	—	27,057	—	27,057
Foreign currency translation						(2,229)	(2,229)
Tax deficiency associated with share-based payments	—	—	—	(435)	—	—	(435)
Exercise of stock options	84	—	—	256	—	—	256
Stock option and non-vested share expense	—	—	—	15,120	—	—	15,120
Repurchase of common stock	(3,083)	(3)	(50,103)	—	—	—	(50,106)
Activity related to non-vested shares	1,353	2	—	(1,270)	—	—	(1,268)

Balance at December 31, 2011	31,520	32	(50,103)	185,014	129,081	(4,346)	259,678

Net loss	—	—	—	—	(78,149)	—	(78,149)
Dividend payment	—	—	—	—	(96,195)	—	(96,195)
Foreign currency translation						(558)	(558)
Tax benefit associated with share-based payments	—	—	—	1,066	—	—	1,066
Exercise of stock options	508	—	—	1,396	—	—	1,396
Stock option and non-vested share expense	—	—	—	13,171	—	—	13,171
Activity related to non-vested shares	317	—	—	(1,316)	—	—	(1,316)

Balance at December 31, 2012	32,345	$32	$(50,103)	$199,331	$(45,263)	$(4,904)	$99,093

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(In thousands)	2012	2011	2010
Operating
Net income (loss)	$(78,149)	$27,057	$32,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,749	29,366	19,062
Deferred income taxes	(8,592)	(3,698)	(476)
Impairment of fixed assets	16,149	—	—
Impairment of goodwill and intangibles	75,340	—	—
Loss (gain) on disposal of fixed assets	732	439	(82)
Non-cash share-based compensation	13,171	15,120	10,072
Changes in fair value of ARS	—	—	(923)
Changes in fair value of ARS Rights	—	—	712
Gain on intercompany foreign exchange transactions	(328)	(98)	—
Excess tax deficiency (benefit) associated with share-based payments	(1,066)	435	338
Changes in assets and liabilities, net of effect of acquisitions:
Receivables—net	4,745	(9,800)	(1,910)
Other current assets	(3,635)	726	(2,940)
Other noncurrent assets	1,247	(929)	2,941
Accounts payable	1,310	(2,744)	2
Accrued liabilities	11,193	1,343	1,137
Noncurrent liabilities	(297)	497	(29)

Net cash provided by operating activities	61,569	57,714	60,512

Investing
Purchase of equipment	(25,922)	(21,986)	(18,360)
Proceeds from sale of equipment	206	27	89
Increase in restricted cash	—	—	(522)
Purchase of other investments	—	(500)	—
Cash used in acquisitions, net of cash acquired	—	—	(103,144)
Proceeds from the redemption of ARS	—	—	17,125

Net cash used for investing activities	(25,716)	(22,459)	(104,812)

Financing
Proceeds from the exercise of stock options	1,396	256	116
Restricted shares withheld to cover employee taxes paid	(1,316)	(1,268)	(333)
Payments made for repurchase of common stock	—	(50,106)	(9,556)
Excess tax (deficiency) benefit associated with share-based payments	1,066	(435)	(338)
Dividends paid	(96,195)	—	—
Principal payments on long-term debt	—	—	(235)

Net cash used for financing activities	(95,049)	(51,553)	(10,346)

Effect of exchange rate changes on cash	396	(97)	(91)

Net Decrease In Cash And Cash Equivalents	(58,800)	(16,395)	(54,737)
Cash And Cash Equivalents—Beginning	90,279	106,674	161,411

Cash And Cash Equivalents—End	$31,479	$90,279	$106,674

Supplemental Disclosure Of Cash Flow Information:
Cash paid for interest	$—	$—	$242
Cash paid for taxes	$12,811	$20,421	$22,666
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity—Accrued purchases of equipment	$3,415	$6,464	$3,308

See notes to consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

1.	DESCRIPTION OF THE BUSINESS

Organization —Neutral Tandem, Inc. d/b/a Inteliquent (Inteliquent or the Company) provides voice, IP Transit, and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides our solutions to customers, like content providers, who also typically do not have their own network.

Acquisition of Tinet S.p.A. —On October 1, 2010 the Company acquired Tinet S.p.A. (Tinet) for $103.1 million, comprised of $77.4 million in cash for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt and $5.4 million in cash acquired. The purchase price was paid with cash from the Company’s balance sheet. $7.5 million of cash consideration was placed in escrow. In addition to the cash, the Company recorded approximately $4.0 million for acquisition-related costs, including legal, accounting and advisory services in its statement of income.

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

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values of our cash and cash equivalents approximate fair value. At December 31, 2012 the Company had $30.7 million of cash in banks and $0.8 million in one money market mutual fund. At December 31, 2011, the Company had $11.5 million of cash in banks and $78.8 million in two money market mutual funds.

Fair Value Measurements —Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Property and Equipment and Intangible Assets —Property and equipment is recorded at cost. These values are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. Intangible assets, which consist of customer relationships, have a definite life and were being amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). As discussed in further detail below, the impairment of long-lived assets is evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Long-lived Assets —The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value is the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary.

During the year ended December 31, 2012, the Company recorded property and equipment and intangible assets impairment charges of $13.2 million and $25.8 million, respectively, as a result of an impairment test performed during fourth quarter of 2012. The results of the test are further described in Note 4 “Property and Equipment” and Note 9 “Goodwill and Intangible, Net”. In addition, the Company ceased its hosted services offering during the year-ended December 31, 2012. As the equipment has no further use in the Company’s network the Company recorded an asset impairment charge of $2.9 million to write-off the related assets.

Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the fair value of assets and liabilities assumed in the business combination. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually, or when events and circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company compares each reporting unit’s fair value, by considering comparable company market valuations and estimating expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill.

During the year ended December 31, 2012 the Company recorded the goodwill impairment charge of $49.5 million as a result of the impairment test performed during fourth quarter of 2012. See Note 9 “Goodwill and Intangibles, Net”.

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

Earnings (Loss) Per Share —Basic earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued. The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

Years ended December 31	2012	2011	2010
Numerator:
Net income (loss) applicable to common stockholders	$(78,149)	$27,057	$32,608
Denominator:
Weighted average common shares outstanding	30,798	32,780	33,157
Effect of dilutive securities:
Stock options and non-vested shares	—	415	477

Denominator for diluted earnings per share	30,798	33,195	33,634

Net earnings (loss) per share:
Basic	$(2.54)	$0.83	$0.98
Diluted	$(2.54)	$0.82	$0.97

For the year ended December 31, 2012, the Company was in a net loss position and, accordingly, the assumed exercise of 0.3 million stock options was excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

Outstanding share-based awards of 3.5 million, 2.8 million, and 3.4 million were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2011 and 2010, the undistributed earnings allocable to participating securities were $1.1 million and $0.6 million, respectively.

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

The amount of non-cash share-based expense recorded in the years ended December 31, 2012, 2011 and 2010 was $13.2 million, $15.1 million, and $10.1 million, respectively.

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

Concentrations —For the years ended 2012, 2011 and 2010, the aggregate revenues of four customers accounted for 47%, 46% and 56% of total revenues, respectively. At December 31, 2012 and 2011, the aggregate accounts receivable of four customers accounted for 42% and 38% of the Company’s total trade accounts receivable, respectively.

In 2012, the Company had one customer in excess of ten percent of sales, which was 26% of the Company’s total revenue. At December 31, 2012, the Company had one customer who accounted for 26% of the Company’s accounts receivable balance.

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

Recent Accounting Pronouncements — Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income in U.S. GAAP (ASU 2011-05) and Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12). These ASUs require that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. We chose to present net earnings and other comprehensive income in two separate but consecutive statements. The adoption of this guidance did not affect the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this standard did not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3.	BUSINESS ACQUISITIONS

On October 1, 2010, the Company acquired Tinet for $103.1 million, comprised of $77.4 million in cash for the outstanding shares of Tinet’s capital stock, repayment of $31.1 million of Tinet’s debt and $5.4 million in cash acquired. The purchase price was paid with cash from the Company’s balance sheet. $7.5 million of cash consideration was placed in escrow. In addition to the cash, the Company recorded approximately $4.0 million for acquisition related costs, including legal, accounting and advisory services in its statement of income.

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

The $33.0 million of acquired intangible assets relates to the customer relationships and prior to the impairment charge was amortized over their estimated useful life of 15 years. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro forma basis for the 12 months ended December 31, 2010, as if the acquisition had taken place on January 1, 2010, is as follows:

Year Ended December 31	2010
Revenue	$242,877
Net income	31,501
Diluted earnings per share	0.94

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

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consists of the following:

December 31	2012	2011
Network equipment	$42,607	$135,363
Computer software	5,273	8,826
Computer equipment	1,336	3,896
Tools and test equipment	450	1,094
Furniture and fixtures	156	466
Leasehold improvements	1,519	6,023

	51,341	155,668
Less accumulated depreciation	(1,724)	(84,584)

	49,617	71,084
Construction in process	3,900	3,961

Property and equipment-net	$53,517	$75,045

The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Factors that the Company considered in the fourth quarter included (i) a decline in the Company’s common stock price beginning late in the third quarter of 2012 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile the Company’s market capitalization to the aggregate estimated fair value of all of the Company’s reporting units and (ii) the carrier settlement that was settled in the fourth quarter 2012 as described in Note 8 below. The Company utilized Accounting Standards Codification 360 Property, Plant and Equipment (ASC 360) guidance to test the long-lived assets for realizability. The Company determined that the lowest level of its cash flow generation is its reporting units which are the Americas, Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). During ASC 360 Step 1, the Company compared the undiscounted cash flows attributable to each reporting unit over the projection period of five years based upon the estimated useful life of the primary asset group which was the Company’s property and equipment, plus an estimate of terminal value to its book value. The sum of the undiscounted cash flows was less than the carrying value of the net assets for each reporting unit. This indicated that the Company failed Step 1 and was required to complete Step 2 under ASC 360 guidance that would quantify the impairment amount. During ASC 360 Step 2 the Company fair valued the assets using three generally accepted approaches: the Cost, Income and Market Approaches. The established fair value of the assets is a Level 3 nonrecurring fair value measurement. As a result of the Step 2 analysis, the Company recorded a property and equipment impairment charge in each of its three reporting units, which in total resulted in a charge of $13.2 million. This impairment was allocated to the property and equipment on a pro-rata basis using the relative carrying amounts of these assets, except where such allocation would reduce the carrying value of the asset below its fair value.

5.	RECEIVABLES

Receivables as of December 31, 2012 and 2011 consist of the following:

December 31	2012	2011
Billed receivables	$43,140	$46,325
Unbilled receivables	1,636	2,037
Other receivables	62	558

	44,838	48,920
Less allowance for doubtful accounts	(2,005)	(1,929)

Receivables—net of allowance for doubtful accounts	$42,833	$46,991

The Company invoices customers for voice services occurring through the 24th of each month or the end of the month. For the customers with the billing cycle ending the 24th of each month the Company accrues revenue each month for voice services from the 25th through the end of the month resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle. The Company primarily invoices customers for IP Transit and Ethernet services at the end of the month for that month’s services.

6.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all US employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.5 million, $0.5 million and $0.4 million to this plan during the years ended December 31, 2012, 2011 and 2010, respectively.

7.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share.

Voting — Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends — Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock. On October 5, 2012, we declared a special cash dividend (Special Dividend) of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate. Included in this amount is $0.5 million related to the expected forfeitures of non-vested shares that the Company has recognized as a compensation expense. The special dividend was paid on October 30, 2012.

Liquidation — In the event of any liquidation, dissolution or winding up of the Company, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of any outstanding preferred stock, holders of all common stock shares, including converted preferred stock, are entitled to receive all of the remaining assets of the Company of whatever kind available for distribution to shareholders ratably in proportion to the number of shares of common stock held by them respectively.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its facilities and certain equipment under operating leases which expire through February 2025. Rental expense for the years ended December 2012, 2011 and 2010 was $5.9 million, $6.0 million, and $4.8 million, respectively.

The following table represents future lease payments under the operating leases:

December 31	2012
2013	$5,402
2014	5,768
2015	5,816
2016	5,397
2017	4,550
Thereafter	16,557

Total	$43,490

Purchase Commitment — We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service through 2015.

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

Customer Dispute

The Company has a dispute with a carrier to which it provides certain voice services. The carrier is one of the Company’s largest customers and claims the Company has been improperly billing a certain tariffed rate element. The customer alleges that the improper billings total approximately $6 million. The Company has not been provided with sufficient information to allow the Company to understand how the customer calculated the disputed amount, believes the entire claim is without merit, and intends to vigorously contest it. However, the final outcome and impact of this dispute cannot be predicted. The Company establishes accruals only for those matters where it determines that a loss is probable and the amount of loss can be reasonably estimated. The Company does not currently believe a loss is probable in connection with this dispute.

Breach of Contract Dispute

The Company was engaged in a contractual dispute with one of its largest customers. The customer asserted that, for several years, the Company improperly terminated long distance voice traffic to it in breach of the parties’ agreement. As part of its claim, the customer asserted that it was not compensated for terminating this long distance traffic.

On December 11, 2012, the Company definitively settled the dispute, effective as of December 3, 2012. As part of the settlement, the Company made a one-time payment of $9.0 million to the customer. In addition to the settlement, the Company also agreed to new terms that govern a portion of its commercial relationship with this customer. As a result, the Company continues to provide voice services to the customer, but at pricing that is significantly lower than the previous rate structure. In addition, the Company agreed to pay the customer a significant amount for certain long distance traffic it terminates to the customer’s network in the future. These new terms were retroactively effective to October 5, 2012.

Peerless Network, Inc.

Proceeding in the United States District Court for the Northern District of Illinois

As previously disclosed, on June 12, 2008, the Company commenced a patent infringement action against Peerless Network, Inc., Peerless Network of Illinois, LLC, and John Barnicle (collectively, Peerless Network) in the United States District Court for the Northern District of Illinois to enforce U.S. Patent No. 7,123,708 (the ‘708 Patent) (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On July 28, 2008, Peerless Network filed a response to the Company’s complaint denying liability and asserting various affirmative defenses and counterclaims. Peerless Network generally alleged that (i) the ‘708 Patent was invalid and unenforceable under a variety of theories, (ii) assertion of the’708 Patent amounted to patent misuse and violation of certain monopolization laws, and (iii) certain conduct surrounding the litigation gave rise to tortious interference and business disparagement claims and Lanham Act violations. On December 4, 2008, the court granted the Company’s motion to dismiss the claims alleging business disparagement and Lanham Act violations but denied the Company’s motion to dismiss the claims related to the allegations of tortious interference and alleged violation of certain monopolization laws. On January 27, 2010, the court issued an order construing each of the disputed terms in the patent in the manner the Company had proposed. On March 30, 2010, the court issued an order denying the Company’s motion dated August 25, 2009 for preliminary injunctive relief which sought to enjoin Peerless Network from providing certain tandem transit services.

On April 27, 2010, the court issued an order denying without prejudice the motion of Peerless Network seeking leave to file a motion to stay the patent litigation. Peerless Network sought to stay the patent litigation pending the inter partes reexamination by the United States Patent and Trademark Office (USPTO) of the validity of the ‘708 Patent, which is discussed under “Inter partes proceeding before the United States Patent and Trademark Office” below.

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

On June 6, 2011, Peerless Network agreed to withdraw its cross-appeal. Briefing in our appeal was completed on July 19, 2011. Oral argument in our appeal occurred on December 8, 2011. On December 13, 2011, the federal appellate court affirmed the finding that our patent was invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We had the option to ask the United States Supreme Court to review that ruling. A petition for such review was due by April 30, 2012. We elected not to ask the United States Supreme Court to review that ruling. As such, the district court’s ruling that the ‘708 Patent is invalid has become final and non-appealable.

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

On May 20, 2010, the USPTO granted the Company’s request to extend the time by which it had to file its response to the March 26, 2010 office action from May 26, 2010 to July 26, 2010.

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

On April 11, 2011, the Company filed a notice of appeal of the USPTO’s decision to the Board of Patent Appeals and Interferences (BPAI). Peerless Network filed a notice of appeal of the USPTO’s decision to the BPAI on April 19, 2011. Briefing in those appeals was completed in December 2011.

Now that the decision of the federal district court finding the Company’s patent invalid has become final and non-appealable, proceedings at the USPTO have ended with respect to existing claims, though the Company has asked the BPAI to remand the matter to the USPTO in order to continue proceedings with respect to new claims. The BPAI has not yet issued a ruling on that request.

The USPTO only acts to determine whether a patent is valid or invalid. The USPTO does not directly assess liability against a party. For a discussion of the patent infringement claim the Company filed against Peerless Network, see “ Proceeding in the United States District Court for the Northern District of Illinois” above.

9.	GOODWILL AND INTANGIBLES, NET

Goodwill

The following table displays a roll forward of the carrying amount of goodwill by reportable segment from January 1, 2010 to December 31, 2012:

Total
Balance at January 1, 2010	$—
Acquisitions	50,476
Translation and other	(1,378)

Balance at December 31, 2010	49,098
Translation and other	(961)

Balance at December 31, 2011	48,137
Impairment charges	(49,492)
Translation and other	1,355

Balance at December 31, 2012	$—

The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units are the Americas, EMEA and APAC. The evaluation of goodwill is based upon the estimated fair value of the Company’s reporting units compared to the net carrying value of assets and liabilities. The Company uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

In October 2011, the Company established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, the Company operated as one reporting unit.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step 1, and, if necessary in Step 2, the allocation of the fair value to identifiable assets and liabilities. This value is a Level 3 nonrecurring fair value measurement. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including operating, sales and marketing, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates were based on current internal operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates were then discounted, which necessitated the selection of an appropriate discount rate. The discount rates selected reflected market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value required the selection of appropriate peer group companies. In addition, the Company analyzed differences between the sum of the fair value of the reporting units and its total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step 2, the fair value allocation required several analyses to determine the fair value of assets and liabilities including, among others, customer relationships and property, plant and equipment.

Based on the analysis discussed above, the Company recorded goodwill impairment charges of $49.5 million, which resulted in no goodwill being carried at the Company’s balance sheet as of December 31, 2012.

Intangible Assets

Intangible assets and accumulated amortization, excluding goodwill, consist of the following:

	2012			2011
December 31	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$30,861	$5,013	$25,848	$31,337	$2,693

	$30,861	$5,013	$25,848	$31,337	$2,693

As a result of the long-lived assets impairment test further described in Note 4 “Property and Equipment”, as part of the ASC 360 Step 2, the Company determined the fair value of its intangible assets. The Company applied the Excess Earnings Method, a form of the Income Approach, to estimate the value of the customer based intangible assets. This value is a level 3 nonrecurring fair value measurement. Inputs to this approach are the sum of the cash flows solely attributable to the customer based intangible asset discounted at a rate that considered the weighted average cost of capital and the required rate of return on other asset classes. Based on the analysis the Company concluded that the intangible assets had no value and accordingly the impairment charge of $25.8 million was recorded. Prior to the impairment charges the intangible assets, which consisted of customer relationships, had a definite life and were amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $2.3 million in 2012 and $2.3 million in 2011.

Factors that led to the impairments of both goodwill and intangible assets are the same as those previously described in Note 4 “Property and Equipment”.

10.	INCOME TAXES

Prior to the Company’s acquisition of Tinet in October 2010, all earnings were domestic. Earnings (loss) before taxes, and the related provisions for taxes on earnings (loss), for the years ended December 31 2012, 2011 and 2010, were as follows:

Years Ended December 31	2012	2011	2010
Earnings (Loss) Before Taxes
Domestic	$10,524	$49,439	$54,773
Foreign	(84,758)	(3,650)	313

Total earnings (loss)	$(74,234)	$45,789	$55,086

Taxes on Earnings (Loss)
Current:
U.S. Federal	$8,864	$17,910	$20,092
State	1,414	2,477	2,521
Foreign	2,229	2,098	335

Total current	12,507	22,485	22,948

Deferred:
Domestic	(5,816)	(1,339)	(1,118)
State	1,934	(1,616)	586
Foreign	(4,710)	(798)	62

Total deferred	(8,592)	(3,753)	(470)

Total income tax expense	$3,915	$18,732	$22,478

The Company’s effective income tax rate was (5.3) % for the year ended December 31, 2012, compared to 40.9% for the year ended December 31, 2011. This difference results from the non-deductible impairment of goodwill, the valuation allowance relating to the foreign deferred tax assets of Tinet SpA and the valuation allowance relating to the Illinois Edge Credit deferred tax asset. The change in the effective tax rate of 40.9% for the year ended December 31, 2011 compared to 40.8% for the year ended December 31, 2010 was primarily due to the local tax impact of the Company’s foreign operations and items related to 2010 filings, specifically R&D credits and an increase in transaction costs deduction.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

December 31	2012	2011	2010
Statutory federal rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	(0.5)%	3.4%	2.8%
IL state edge credit net of valuation allowance	(2.1)%	(2.2)%	0.6%
Transaction costs	—	(0.5)%	1.8%
Impact of foreign operations	(8.5)%	3.0%	0.5%
Tinet valuation allowance	(9.0)%	—	—
Goodwill Impairment	(18.4)%	—	—
Other	(1.8)%	2.2%	0.1%

Effective tax rate	(5.3)%	40.9%	40.8%

The Company’s foreign subsidiaries are treated for U.S. tax purposes as controlled foreign corporations. The Company does not provide for U.S. income taxes and foreign withholding taxes since there are no undistributed earnings of our foreign subsidiaries.

The Company has statutory net operating losses (NOL) for Tinet SpA of $0.1 million, and per the Italian tax law, the NOL has no expiration and can be carried forward indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

December 31	2012	2011
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$9,667	$8,524
State credit carry forward	2,211	1,653
Accrued direct costs	816	835
State bonus depreciation	505	569
Unrealized Foreign Currency Gain/Loss	19	—
Indefeasible rights of use	—	1,562
Accrued other	2,386	1,585
Acquisition costs	—	194
Goodwill	4,037	635
NOLs	72	470

Total deferred tax assets	19,713	16,027

Deferred tax liabilities:
Depreciation	(5,795)	(13,172)
Prepaids	(740)	(405)
Customer Intangibles	—	(7,016)
Capital Loss US Going Concern	(165)	—
Unrealized foreign currency gain/loss	—	(13)

Total deferred tax liabilities	(6,700)	(20,606)

Gross deferred income tax asset (liability)	$13,013	$(4,579)

Valuation allowance	(9,093)	—

Net deferred income tax asset (liability)	$3,920	$(4,579)

The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against our deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carry-forward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance has been established against the deferred tax assets of Tinet SpA and the Illinois EDGE credit. The valuation allowance of $6.9 million was established for Tinet SpA deferred taxes after weighing all the positive and negative evidence including the cumulative loss position of the Company’s foreign operations, the difficulty of forecasting future taxable income and the fact that net operating losses cannot be carried back under Italian law. The Company’s Illinois EDGE credit can be carried forward five years. For the year ended December 31, 2012, the Company recorded a valuation allowance of $2.2 million as the Company believed it was more likely than not that future taxable income will be insufficient to realize the full benefit of the credit.

The Company files income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The Company’s wholly-owned

Tinet SpA files income tax returns in Italy and various foreign jurisdictions. With few exceptions the Company’s wholly-owned subsidiary is no longer subject to examinations by tax authorities for years prior to 2008 in jurisdictions where it files tax returns.

The IRS has completed an examination of the federal income tax return the Company filed for the year 2008. The IRS did not propose any adjustments to the Company’s 2008 income tax return. The Italian tax authorities have audited the 2009 income tax return of Tinet SpA. The Italian authorities proposed adjustments of $0.8 million to the 2009 income tax return resulting in $0.3 million of additional tax plus $0.1 million of penalties and interest. The adjustments were primarily related to the classification of intangibles and their corresponding amortizable lives. The Company anticipates paying the amount due in the first quarter of 2013.

The Company’s liabilities for uncertain tax positions totaled $1.8 million at December 31, 2012 and $0.6 million at December 31, 2011. This difference results significantly from the ongoing local tax audit of the Company’s Italian operations. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2012	2011
Balance at January 1	$597	$165
Increases related to prior periods	1,301	516
Increases related to current year	194	269
Decreases related to settlements with taxing authorities	(253)	(353)

Balance on December 31	$1,839	$597

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as income tax expense. At December 31, 2012, the Company has included $0.6 million related to interest and penalty expense as a component of income tax expense in the consolidated statement of operations. At December 31, 2011, the Company has included $0.3 million related to interest and penalty expense as a component of income tax expense in the consolidated statements of operations. As of December 31, 2012 and 2011 the Company has recorded liabilities of $1.0 million and $0.4 million, respectively, for the payment of interest and penalties. Included in the balance of unrecognized tax benefits as of December 31, 2012, $0.6 million would affect the effective tax rate if recognized.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, we expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. With the exception of the Italian tax audit impact of $0.3 million, an estimate of the range of potential other changes cannot be determined at this time.

11.	STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2012, the Company had granted a total of 3.1 million options and 0.8 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.5 million shares, representing approximately 1.4% of the Company’s outstanding common stock as of December 31, 2012, remained available for additional grants under the 2007 Plan.

In connection with the 2012 Special Dividend, to compensate holders of outstanding options for the reduction in the Company’s stock price that resulted from the payment of the Special Dividend, the Company’s

Compensation Committee approved (i) an adjustment to the exercise price of outstanding options, subject to the limitations of Section 409A of the Internal Revenue Code, and (ii) the issuance of non-vested shares (available for issuance under the 2007 Plan) to holders of outstanding options with exercise prices that could not be fully adjusted because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of non-vested shares, taken together, was to provide each optionholder with the same economic value after the time that the Company’s common stock began trading ex-dividend as such optionholder had immediately prior to such time. As a result of these adjustments, the exercise price of the 2.9 million outstanding options under the Plans was reduced by an average of $2.90 per option, and the Company issued 0.1 million non-vested shares under the 2007 Plan to make optionholders whole.

The 2003 Plan was amended in connection with the Special Dividend to provide that, in order to prevent an extraordinary cash dividend like the Special Dividend from diluting the rights of optionholders, the Company’s Compensation Committee shall have the discretion to reduce the exercise price of outstanding options so long as any such adjustment does not increase the intrinsic value of any such option, as measured prior to the ex-dividend date of such extraordinary cash dividend. As a result of the amendment, the Company recognized $0.4 million of non-cash share-based compensation expense. The options under the 2007 Plan were modified by the mandated antidilutive provisions contained in the 2007 Plan, and as a result, no additional non-cash share-based compensation expense was required to be recognized.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the years ended December 31, 2012 and 2011, the Company granted 0.2 million and 0.5 million options at a weighted-average exercise price of $2.48 and $14.11, respectively.

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model. For the years ended December 31, 2012, 2011 and 2010, fair value of stock options was measured using the following assumptions:

Years Ended December 31	2012	2011	2010
Expected life	7.24 years	7.13 years	7.10 years
Risk-free interest rate range	1.1% – 1.6%	1.3% – 2.9%	1.8% – 3.3%
Expected dividends	—	—	—
Volatility	50.5% – 55.9%	50.1% – 51.9%	51.7% – 53.4%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $1.40, $7.82 and $8.42 for the years ended December 31, 2012, 2011 and 2010, respectively. The total grant date fair value of options that vested during years ended December 31, 2012, 2011 and 2010 was approximately $6.1 million, $7.7 million and $8.3 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $4.4 million, $1.1 million and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value	Wtd. Avg. Remaining Term (yrs)
Options outstanding—December 31, 2010	3,184	$16.06
Granted	495	14.11
Exercised	(84)	2.76
Cancelled	(75)	16.51

Options outstanding—December 31, 2011	3,520	$16.09
Granted	180	2.48
Exercised	(508)	2.75
Cancelled	(100)	19.16

Options outstanding—December 31, 2012	3,092	$14.64	$364	6.32
Vested or expected to vest-December 31, 2012	3,081	$17.40	$112	6.31
Exercisable-December 31, 2012	2,470	$15.74	$302	5.79

The unrecognized compensation cost associated with options outstanding at December 31, 2012 and 2011 is $3.6 million and $8.5 million, respectively. The weighted average remaining term that the compensation will be recorded is 1.8 years and 2.2 years as of December 31, 2012 and 2011, respectively.

Non-vested Shares

During the years ended December 31, 2012 and 2011, the Company’s Board of Directors granted approximately 0.6 million and 0.5 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the year ended December 31, 2012 and 2011 is as follows:

	Shares (000)	Wtd. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested shares outstanding at December 31, 2010	1,073	$16.11
Granted	488	13.60
Vested	(360)	17.79
Cancelled	(105)	15.77

Non-vested shares outstanding at December 31, 2011	1,096	$14.47
Granted	603	7.16
Vested	(722)	12.43
Cancelled	(131)	12.48

Non-vested shares outstanding at December 31, 2012	846	$11.31	$2,174
Non-vested shares vested or expected to vest at December 31, 2012	815	$11.31	$2,095

The aggregate intrinsic value represents the total pre-tax intrinsic value base on the Company’s closing stock price of $2.57 on December 31, 2012. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at December 31, 2012 and 2011 was $8.4 million and $14.3 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.3 years and 2.4 years as of December 31, 2012 and 2011, respectively.

During the first quarter of 2011, Rian Wren, the Company’s Chief Executive Officer since 2006, announced his decision to retire from the Company on March 31, 2011. He continued to serve on the Board of Directors following his retirement. As a result of this decision, the Board approved the acceleration of the vesting on approximately 0.2 million options and 0.1 million non-vested shares, in addition to the forfeiture of 0.1 million non-vested shares. All options and non-vested shares were fully vested as of March 31, 2011. Non-cash compensation expense of $15.1 million recorded during the year ended December 31, 2011 included $2.0 million related to the acceleration of options and $1.6 million related to the acceleration of non-vested shares.

During the third quarter ended September 30, 2012, Surendra Saboo, the Company’s President and Chief Operating Officer since 2006, and Rob Junkroski, the Company’s Chief Financial Officer since 2003, announced their decisions to step down from their executive positions with the Company on October 1, 2012. During the fourth quarter of 2012, the Board approved the acceleration of the vesting of some non-vested shares and options outstanding for both individuals. Non-cash compensation expense of $13.2 million recorded during the year ended December 31, 2012 included $0.5 million related to the acceleration of options, $2.1 million related to the acceleration of non-vested restricted shares, $0.4 million related to the 2003 Plan modification and $0.1 million related to the extension of time in which options can be exercised.

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

Prior to the Company’s acquisition of Tinet, all revenues and assets were in the United States of America. The following is a summary of geographical information as of and for the year ended December 31, 2012 and 2011:

Years Ended December 31	2012	2011	2010
Revenue from external customers:
United States of America	$224,931	$216,270	$186,744
Rest of World	50,522	52,014	13,082

	$275,453	$268,284	$199,826

Long-lived assets:
United States of America	$43,823	$54,998	$57,864
Rest of World	9,694	20,047	19,819

	$53,517	$75,045	$77,683

Revenue from transoceanic services is geographically determined by the customers’ legal address, since IP Transit services are global services and the Company does not track the routing used to carry traffic.

The Company includes property and equipment in its long-lived assets.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012
	1st	2nd	3rd	4th
Operating Results:
Revenue	$70,696	$68,272	$68,820	$67,665
Operating expense	60,033	59,907	73,727	155,729

Income (loss) from operations (1)	10,663	8,365	(4,907)	(88,064)

Other (income) expense	(243)	572	(213)	(175)

Income (loss) before income taxes	10,906	7,793	(4,694)	(88,239)
Provision for income taxes	4,251	4,087	(1,959)	(2,464)

Net income (loss)	$6,655	$3,706	$(2,735)	$(85,775)

Per Share Data:
Earnings (loss) per common share-basic (2)	$0.21	$0.12	$(0.09)	$(2.74)
Earnings (loss) per common share-diluted (2)	$0.21	$0.12	$(0.09)	$(2.74)
Weighted average number of shares outstanding-basic:	31,664	31,791	31,183	31,352
Weighted average number of shares outstanding-diluted:	32,058	32,178	31,183	31,352

	2011
	1st	2nd	3rd	4th
Operating Results:
Revenue	$66,418	$65,090	$67,310	$69,466
Operating expense	55,755	52,486	56,472	56,966

Income from operations	10,663	12,604	10,838	12,500

Other (income) expense	(1,762)	(293)	2,126	745

Income before income taxes	12,425	12,897	8,712	11,755
Provision for income taxes	4,241	5,845	2,864	5,782

Net income	$8,184	$7,052	$5,848	$5,973

Per Share Data:
Earnings per common share-basic (2)	$0.24	$0.21	$0.19	$0.19
Earnings per common share-diluted (2)	$0.24	$0.20	$0.18	$0.19
Weighted average number of shares outstanding-basic:	34,251	33,987	31,450	31,478
Weighted average number of shares outstanding-diluted:	34,695	33,415	31,849	31,860

(1)	Loss from operations for the three months ended September 30, 2012 includes a $1.3 million charge for fixed assets impairments. Loss from operations for the three months ended December 31, 2012 includes a total $90.2 million charge for goodwill, intangible assets and fixed assets impairments.
(2)	The sum of the four quarters is not necessarily the same as the total for the year.

14.	Subsequent Event

On March 5, 2013, the Company entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company has no plans to draw on the facility at this time and remains debt-free. The facility serves to increase the Company’s financial flexibility and further strengthens its liquidity position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 because of the identification of the material weakness in internal control over financial reporting as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 as a result of a material weakness related to the accounting for the tax consequences of complex and infrequent transactions described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of December 31, 2012.

As of December 31, 2012, the Company did not maintain effective controls over financial reporting for the income tax consequences associated with the impairment of goodwill, intangible and long-lived assets. Specifically, the review performed by our corporate accounting and tax group of the consolidated tax processes and procedures did not provide for adequate and timely identification of the income tax impacts arising from the impairments.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Deloitte & Touche’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 is set forth below.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

Subsequent to year-end, the Company has developed a remediation plan to address the material weakness described above. The plan includes enhancing our preparation and review procedures around the tax consequences of complex and infrequent transactions, which may include supplementing our resources through the use of an independent consultant with sufficient expertise in the proper accounting and income tax treatment of complex and infrequent transactions.

We believe that our remediation plan will strengthen our internal control over financial reporting and will remediate the material weakness we have identified.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Neutral Tandem Inc.

Chicago, IL

We have audited the internal control over financial reporting of Neutral Tandem Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness related to the accounting for the tax consequences of complex and infrequent transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, IL

March 18, 2013

(d) Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As of December 31, 2012, the Company is now operating globally on the same general ledger platform for all major finance processes. The system will continually be upgraded with future Accounting modules to facilitate a framework of processes and controls that operate identically around the world.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Neutral Tandem’s directors and executive officers is incorporated by reference from the information set forth in Neutral Tandem’s proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Neutral Tandem’s fiscal year ended December 31, 2012. For information pertaining to executive officers and directors of Neutral Tandem, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference from Neutral Tandem’s definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Neutral Tandem’s common stock and by each Neutral Tandem director, each Neutral Tandem named executive officer, and all directors and executive officers as a group, can be found in Neutral Tandem’s definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and non-vested shares (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders
Stock options	3,092,333	$14.64
Non-vested shares	845,967	$—

Total equity compensation plans approved by stockholders	3,938,300		454,889
Equity compensation plans not approved by stockholders	—	$—	—

Total	3,938,300		454,889

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference from Neutral Tandem’s definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference from Neutral Tandem’s definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2012, 2011 and 2010:

(In thousands)	Balance at January 1	Acquisition of Tinet	Charged to Earnings	Used	Foreign Currency Adjustments	Balance at December 31
2012
Allowance for doubtful accounts	$1,929	$—	$1,077	$(1,020)	$19	$2,005
2011
Allowance for doubtful accounts	$644	$—	$1,320	$—	$(35)	$1,929
2010
Allowance for doubtful accounts	$—	$794	$51	$—	$(201)	$644

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between Neutral Tandem, Inc., on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (1)

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (2)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (3)

4.1	Specimen certificate evidencing shares of common stock (2)

10.1	Form of Indemnification Agreement (2)

10.2	Form of Proprietary Information and Inventions Agreement (2)

10.3	Form of Customer Agreement (2)

10.4	Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.5	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.6	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.7	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.8	Amendment No. 4 to Neutral Tandem, Inc. Stock Option and Stock Incentive Plan (4)

10.9	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.10	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.11	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (6)

10.12	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.13	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan (7)

10.14	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and Neutral Tandem, Inc. (8)

10.15	Employment Agreement dated October 1, 2010, by and between David Lopez and Neutral Tandem, Inc. (9)

10.16	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and Neutral Tandem, Inc. (9)

10.17	Agreement on Effect of Retirement on Unvested Equity Awards; Transition Services dated February 16, 2011, by and between Rian Wren and Neutral Tandem, Inc. (10)

10.18	Letter Agreement dated April 18, 2011 by and among Neutral Tandem, Inc., Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. (11)

10.19	Employment Agreement dated April 1, 2011, by and between G. Edward Evans and Neutral Tandem, Inc. (12)

10.20	Employment Agreement dated April 13, 2011, by and between John Harrington and Neutral Tandem, Inc. (12)

10.21	Employment Agreement dated October 1, 2012, by and between David Zwick and Neutral Tandem, Inc. (13)

Exhibit Number	Description of Exhibit

10.22	Separation Agreement and General Release dated October 28, 2012, by and between Robert M. Junkroski and Neutral Tandem, Inc. (14)

10.23	Separation Agreement and General Release effective November 2, 2012 by and between Surendra Saboo and Neutral Tandem, Inc. (15)

10.24	Credit Agreement dated March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto. (16)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 30, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 16, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K filed on April 19, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 4, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 29, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

NEUTRAL TANDEM, INC.

By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 18, 2013.

Signature	Title

/S/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID ZWICK David Zwick	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JAMES P. HYNES James P. Hynes	Director, Chairman

/S/ ED GREENBERG Ed Greenberg	Director

/S/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/S/ TIMOTHY SAMPLES Timothy Samples	Director

/S/ RIAN J. WREN Rian J. Wren	Director