Form 10-K/A
period 2012-12-31
Neutral Tandem Inc
filed 2013-04-26
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $376,261,717 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 2, 2013, the registrant had 32,387,247 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEUTRAL TANDEM, INC.

FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Neutral Tandem, Inc. d/b/a Inteliquent for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Original Filing”). We are filing this Amendment solely to amend and restate Part III of the Original Filing to include the information not previously included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. The cover page of this Amendment now reflects we are not incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these additional certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “Inteliquent,” “we,” “us,” and “our” refer to Neutral Tandem, Inc. d/b/a Inteliquent. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K/A are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission (the “FCC”); the risks associated with our ability to successfully develop and market new services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the risk that our business and the Tinet S.p.A. business will not be integrated successfully; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters, including the effects of Hurricane Sandy and its aftermath on our business; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; financing facilities and related availability and terms; changes in our capital structure, including but not limited to the reduction of our cash balance that occurred in connection with the October 2012 payment of a special cash dividend, and other important factors included in our reports filed with the SEC, particularly in the “Risk Factors” section of the Original Filing and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Additional Information and Where to Find It

The Company will be filing a definitive proxy statement and accompanying WHITE proxy card with the SEC in connection with the solicitation of proxies for its 2013 annual meeting of stockholders. Stockholders are strongly advised to read the Company’s 2013 definitive proxy statement when it becomes available because it will contain important information. Stockholders will be able to obtain copies of the Company’s 2013 definitive proxy statement and other documents filed by the Company with the SEC in connection with its 2013 annual meeting of stockholders at the SEC’s website at www.sec.gov or at the “Investor Relations” section of the Company’s website at ir.inteliquent.com.

Participants in the Solicitation

The Company, its directors, its executive officers, and certain other members of management and employees of the Company may be deemed “participants” in the solicitation of proxies from stockholders of the Company in connection with the matters to be considered at the 2013 annual meeting of stockholders. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the stockholders of the Company in connection with such matters is set forth in the preliminary proxy statement filed with the SEC on April 19, 2013 and will be set forth in the definitive proxy statement to be filed with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Biographies and Qualifications

The Company’s Board of Directors is presently set at seven directors. Each director is elected annually to serve until the next annual meeting or until his successor is elected and qualified or until his earlier death, resignation or removal. There are no family relationships among our executive officers and directors.

The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director.

James P. Hynes Director since 2001 Age 65

Mr. Hynes co-founded Inteliquent in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006, Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for over 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes established MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with taking on these operating roles, he was Group Managing Director at Fidelity Capital for ten years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College and is also on the North American Board of the SMURFIT Graduate School of Business, University College Dublin in Ireland.

Mr. Hynes is our longest-serving director and was our first Chief Executive Officer. As one of our co-founders, Mr. Hynes is intimately familiar with our corporate culture and history. In addition, Mr. Hynes has 30-plus years of experience in the telecommunications industry and has served in leadership roles at a number of major telecommunications organizations. His experience is invaluable to our Board’s deliberations with respect to our strategic vision and the high technology aspects of our services. The Board is well served by Mr. Hynes’ strong skills in finance, management and strategic planning.

G. Edward Evans Director Since 2008 Age 52

Mr. Evans has served as a Director since November 2008 and as our Chief Executive Officer since April 2011. Prior to joining us as our Chief Executive Officer, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Prior to Stelera Wireless, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the boards of Solix, Carolina West Wireless, and the Network Reliability and Interoperability Commission, an advisory committee to the FCC.

Mr. Evans has a wealth of experience in financial matters, which enables him to provide our Board with expert advice on a wide range of issues related to our capital structure. From his tenure with Syniverse, Mr. Evans also has a wealth of experience related to the provision of services over transport facilities. This will enable him to provide our Board with expert advice as the Company explores providing hosted services on its global IP-based network. As our new Chief Executive Officer, Mr. Evans provides the Board with valuable insight into our day-to-day operations and achievements. Mr. Evans also serves as a knowledgeable liaison between our Board and our senior management team.

Rian J. Wren Director since 2006 Age 56

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

As our recently retired Chief Executive Officer, Mr. Wren brings tremendous institutional knowledge to our Board. Mr. Wren’s intimate familiarity with our Company’s greatest challenges and opportunities will continue to serve our Board well as it reflects on our strategic direction and evaluates operational achievements. Further, our Board’s oversight of management benefits immensely from Mr. Wren’s impressive experience as a member of senior management of three major telecommunications companies. In addition to Mr. Wren’s managerial background, our Board values Mr. Wren’s insight regarding the high technology aspects of our business, stemming from his background in electrical engineering.

Lawrence M. Ingeneri Director since 2006 Age 54

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

Our Board benefits immensely from Mr. Ingeneri’s experience as chief financial officer for two distinguished high technology companies. Mr. Ingeneri’s many years of executive experience in our industry and related skills in corporate finance enables him to provide valuable perspective on general strategic and financial matters. Due to his executive and directorial service for a European telecommunications firm, Mr. Ingeneri is able to deliver important insights regarding international telecommunications issues at a critical juncture in our Company’s global expansion.

Timothy A. Samples Director Since 2011 Age 55

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

Mr. Samples provides independent guidance to our Board on a wide variety of telecommunications matters. Mr. Samples draws on over 25 years of management and leadership experience in the telecommunications industry when advising our Board on key strategic decisions. Our Board particularly values Mr. Samples’ experience and insight regarding the international aspects of our business, stemming from his background in managing overseas telecommunications companies.

Edward M. Greenberg Director Since 2011 Age 61

Mr. Greenberg has served as a Director since 2011. Mr. Greenberg is currently a partner at RIME Communications Capital (“RIME Communications”), an investment partnership focusing on the telecommunications, media and Internet sectors, and chairman of Broadway Near You. Mr. Greenberg founded RIME Communications in 2008 and Broadway Near You in 2010. Prior to RIME Communications, Mr. Greenberg served in various roles at Morgan Stanley, which he joined in 1985. These roles included serving as a global telecommunications strategist and senior investment banker from 1998 to 2007, and as head of Morgan Stanley’s global telecommunications and media research team from 1994 to 1998. Prior to Morgan Stanley, Mr. Greenberg worked at Sanford C. Bernstein in investment research. Mr. Greenberg began his career as a regulator, working at the Federal Communications Commission and the National Telecommunications and Information Agency. Mr. Greenberg served as a director of Teleglobe from 2002 to 2005, and graduated from the University of Wisconsin in 1972.

Mr. Greenberg provides independent guidance to our Board on a wide variety of telecommunications matters based on his extensive experience in investing in telecommunications, media and Internet companies. Mr. Greenberg’s strong background in finance and knowledge of the challenges and opportunities in telecommunications industry provide our Board with key expertise in financial matters and valuable insight regarding strategic opportunities.

Joseph A. Beatty Director Since 2013 Age 49	Mr. Beatty has served as a Director since April 2013. Mr. Beatty has served as President and Chief Executive Officer of Telular Corporation (NASDAQ: WRLS) since 2008. Mr. Beatty also serves as a member of the board of directors of Telular Corporation. Mr. Beatty intends to step down from his responsibilities with Telular Corporation on May 2, 2013. Prior to serving as its President and Chief Executive Officer, Mr. Beatty served as Telular Corporation’s Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. In June 2006, Concourse was sold to Boingo Wireless. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief

Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward Health Services Corporation, a not-for-profit healthcare provider located in Naperville, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands. Mr. Beatty earned a bachelor’s degree in electrical engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

Mr. Beatty provides independent guidance to our Board on a wide variety of telecommunications matters based on his extensive management and leadership experience in the telecommunications industry. Mr. Beatty’s strong background in finance and impressive experience as a member of senior management for a number of telecommunications companies provide our Board with key expertise in financial matters and valuable insight regarding strategic opportunities.

Executive Officers

Our executive officers are elected by the Board annually to hold office until their successors are elected and qualified.

G. Edward Evans Chief Executive Officer Age 52	For biographical information for G. Edward Evans, see “Director Biographies and Qualifications” above.

David Zwick Chief Financial Officer and Executive Vice President Age 43	Mr. Zwick joined us in 2011 and has served as our Chief Financial Officer and Executive Vice President since October 2012. From 2011 to October 2012, Mr. Zwick served as our Senior Vice President of Business Development. As our Senior Vice President of Business Development, Mr. Zwick was responsible for our corporate strategy, mergers and acquisitions, business development and strategic alliances. From 1998 until 2011, Mr. Zwick was a senior investment banker in the Global Communications & Media group at Lehman Brothers and Barclays Capital. Mr. Zwick holds a B.A. in Finance (with honors) from the University of Illinois and an M.B.A. from Northwestern University’s J.L. Kellogg School of Management, and is a Certified Public Accountant.

Richard Monto General Counsel, Secretary and Senior Vice President, External Affairs Age 48	Mr. Monto joined us in 2007, and has served as our General Counsel and Corporate Secretary since February 2008. Mr. Monto has 15 years of diversified telecommunications experience. From 2001 to 2005, Mr. Monto held senior positions, including Chief Legal Officer, with Universal Access Global Holdings Inc. From 1995 and 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal. Mr. Monto holds a B.A. degree from the University of Michigan in Russian and Eastern European Studies and a J.D. from the Boston University School of Law.

David Lopez Senior Vice President of Global Sales - Voice Services Age 48	Mr. Lopez joined us in 2003 and has served as our Senior Vice President of Global Sales—Voice Services since November 5, 2012. From November 2011 to November 2012, Mr. Lopez served as our President of the Americas. From 2003 to November 2011, Mr. Lopez served as our Senior Vice President of Sales. As our Senior Vice President, Mr. Lopez oversees the management of our voice sales. Mr. Lopez brings a wealth of sales management experience and has more than 25 years of experience in the telecommunications industry. He has been with us since our inception and has secured agreements with nearly every national wireless carrier and over 100 other competitive carriers and service providers. Previously, Mr. Lopez provided sales management for Focal Communications Corporation, a telecommunications company, from 1997 to 2003. From 1992 to 1997, Mr. Lopez held national account positions at Centel and Sprint with responsibility for local service, Centrex, and PBX equipment to Fortune 500 companies. Mr. Lopez holds a B.S. in Marketing from Illinois State University.

John Harrington Senior Vice President, Litigation, Regulatory and Human Resources Age 44	Mr. Harrington joined us in 2011 and has served as a Senior Vice President since that time. Mr. Harrington is responsible for all of our litigation and regulatory advocacy. From 1997 to 2011, Mr. Harrington practiced at the law firm of Jenner & Block LLP. From 2003 to 2011, Mr. Harrington served as a partner in Jenner & Block LLP’s litigation department. Mr. Harrington also served as a co-chair of the Jenner & Block LLP’s communications practice and served as our primary outside litigation and regulatory counsel. Mr. Harrington holds a B.A. degree from Northwestern University and a J.D., magna cum laude, from Indiana University’s Maurer School of Law.

Audit Committee

The Audit Committee is comprised of Messrs. Ingeneri (Chairman), Samples and Greenberg, who are each considered “independent” under the heightened independence standard required for audit committee members under the Nasdaq marketplace rules and the rules of the SEC. The Audit Committee is responsible for reviewing our risk assessment and risk management policies, and meets with management and auditors to discuss significant risks to our Company and the steps being taken to reduce such risks. The Audit Committee also oversees our accounting, financial reporting and control processes and the audits of our financial statements, including: the preparation, presentation and integrity of our financial statements; our compliance with legal and regulatory requirements; our independent auditor’s qualifications and independence; and the performance of our independent auditor. Our Audit Committee, among other things, has sole responsibility to retain and terminate our independent auditor, pre-approves all audit and non-audit services performed by our independent auditor and the fees and terms of each engagement and reviews our quarterly and annual audited financial statements and related public disclosures, earnings press releases and other financial information provided to analysts or rating agencies.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. Our Board has determined that Lawrence M. Ingeneri meets the requirements for an “audit committee financial expert” as defined by the rules of the SEC.

The charter of the Audit Committee is available in the Investor Relations section of our website at www.inteliquent.com.

Code of Ethics

We have adopted a code of ethics for senior financial employees that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and other employees. The code of ethics is available in the Investor Relations section of our website at www.inteliquent.com and is available in print to any stockholder who requests it. If we waive any material provision of our code of ethics or substantively change the code, we will disclose that fact on our website within four business days of the waiver or substantive change.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities. These persons and entities are also required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on representations and information provided to us by the persons required to make such filings, we believe that, during 2012, our directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis provides information regarding the compensation program in place for 2012 for the Company’s Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer, former Chief Operating Officer and President and the three most highly compensated executive officers other than the aforementioned executive officers. For 2012, our named executive officers were:

•	G. Edward Evans, Chief Executive Officer;

•	David Zwick, Chief Financial Officer and Executive Vice President;

•	John Harrington, Senior Vice President of Litigation, Regulatory and Human Resources;

•	David Lopez, Senior Vice President of Global Sales—Voice Services;

•	Richard Monto, General Counsel, Senior Vice President and Corporate Secretary;

•	Robert Junkroski, Former Chief Financial Officer and Executive Vice President; and

•	Surendra Saboo, Former Chief Operating Officer and President.

Effective October 1, 2012, Robert Junkroski stepped down as our Chief Financial Officer and Executive Vice President. Effective upon Mr. Junkroski’s resignation, David Zwick was appointed as our Chief Financial Officer and Executive Vice President. Also effective October 1, 2012, Surendra Saboo stepped down as our President and Chief Operating Officer.

We provide U.S. and international voice, IP Transit, and Ethernet telecommunications services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, data and video. Over the past several years, we have faced increasing direct competition from other competitive providers of voice services and indirect competition from carriers that directly connect their voice switches. In recent years, we began to offer data services. The voice and data services we provide are highly competitive.

Our company maintains compensation plans that tie a substantial portion of executives’ overall compensation to key qualitative strategic goals such as the development of our network, the establishment and maintenance of key strategic relationships, merger and acquisition activity, new product development, regulatory activity and the growth of our customer base as well as our financial and operational performance, as measured by metrics such as revenue, customer growth, customer retention and markets launched.

We generally compensate our named executive officers through a mix of compensation elements, which primarily include:

•	base salary;

•	annual cash incentive bonuses;

•	long-term incentive plan awards;

•	severance benefits;

•	change in control benefits;

•	perquisites and other compensation; and

•	retirement benefits.

In 2012, we made progress toward our Company’s long-term strategic goals in face of difficult headwinds. Our executive officers adjusted our relationship with one of our largest customers, streamlined our global management team and better positioned our Company in 2013 after a difficult and challenging year for our business. Our Compensation Committee also evaluated these efforts against our performance against our 2012 corporate targets when awarding annual cash bonuses to our executive officers.

This Compensation Discussion and Analysis includes detailed information on how compensation decisions are made, the overall objectives of our compensation program, a description of the various components of compensation that we provide, and additional information pertinent to understanding the compensation of our executive officers.

Compensation Philosophy and Objectives

The material principles underlying our executive compensation policies and decisions are intended to:

• implement compensation packages that are competitive with comparable organizations and allow us to attract and retain the best possible executive talent;

• relate annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

• appropriately balance the mix of cash and non-cash short and long-term compensation;

• encourage integrity in business dealings through the discretionary portion of our compensation package; and

• align executives’ incentives with long-term stockholder value creation.

To implement these principles, the Compensation Committee, which is responsible for approving and administering the compensation program for executive officers and certain senior employees, including our named executive officers, expects to maintain compensation plans that tie a substantial portion of executives’ overall compensation to key qualitative strategic goals such as the development of our network, the establishment and maintenance of key strategic relationships and the growth of our customer base as well as our financial and operational performance, as measured by metrics such as revenue. As our executives assume greater responsibility, a larger portion of their total compensation is expected to be “at risk” and thus subject to corporate and individual performance.

Overview of Compensation Methodology

Our Compensation Committee informally reviews competitive market compensation practices from time to time by speaking to recruitment agencies and reviewing publicly available information relating to compensation of executive officers at other comparable telecommunications or technology companies. In 2008 and 2009, our Compensation Committee also informally considered competitive market practices by reviewing compensation survey data that we purchased from Radford, a third party compensation consultant, in 2008, relating to compensation of executive officers at other comparable telecommunications or technology companies. The Compensation Committee developed and approved salary compensation for 2009 using data from 2008 Radford Executive Compensation Survey, a nationally recognized executive compensation survey.

In 2009, we retained a compensation consultant, Towers Perrin, to assist us in evaluating and updating certain aspects of our equity compensation practices, advise on the competitiveness of Board compensation, and conduct a competitive review of long-term incentive compensation for our named executive officers. We instructed Towers Perrin to collect long-term incentive plan data and to analyze and compare our current long-term incentive plan design with the plans utilized by the peer group companies developed by Towers Perrin and approved by us. Towers Perrin prepared long-term incentive plan data using data from the 2008 Radford Executive Compensation Survey, a nationally recognized executive compensation survey, reflective of general industry pay levels for companies of similar size, including the 25th, 50th and 75th percentile market data for each of the named executive officers. In selecting the peer group companies, we and Towers Perrin identified publicly traded companies that, in their view, compete with us for talent, have revenue and performance that are generally comparable to us, and are in the communications services industry. We and Towers Perrin also focused on companies that fell under the following broad categories: recent initial public offering, competitive local exchange carrier, tower companies, and telecommunications. The complete list of peer group companies is as follows:

American Tower Corporation	InnerWorkings, Inc.	Switch & Data Facilities Co. Inc.

Cbeyond Inc.	Level 3 Communications Inc.	Syniverse Holdings Inc.

Cogent Communications	Neustar Inc.	Transaction Network Services

Crown Castle International Corp.	Paetec Holding Corp.	Verisign Inc.

FiberNet Telecommunications Group	Rackspace Hosting, Inc.	XO Holdings, Inc.

The Compensation Committee does not seek to set executive compensation at or near any particular percentile, and considers total compensation to be competitive if it is within the band of the 25th to 75th percentiles. Market data is only one of many factors that the Committee considered in the determination of executive compensation levels. Other factors include our historical practices, the officer’s leadership and advancement of our long-term strategy, plans and objectives, individual performance and contribution to our success, budget guidelines and assessment of our financial condition.

In 2013, we have retained Towers Watson, Momentum Strategic Advisors and Pearl Meyer & Partners as compensation consultants to assist us in evaluating and updating certain aspects of our equity compensation practices and conducting a competitive review of long-term incentive compensation for our named executive officers in order to strengthen our performance-based compensation programs. These compensation consultants provided no services to us in 2012. Our Compensation Committee pre-approves all other work unrelated to executive compensation proposed to be provided by such compensation consultants.

Further, we provide our stockholders with the opportunity to cast an annual advisory vote to approve named executive officer compensation (a “say-on-pay proposal”). At our 2011 and 2012 annual meetings of stockholders, a substantial majority of the votes cast on the say-on-pay proposal were voted in favor of the compensation program described in the Company’s proxy statement for such annual meeting. Our Compensation Committee believes this affirms stockholders’ support of the Company’s approach to executive compensation and, as such, did not make significant changes to its approach in 2011 or 2012. Our Compensation Committee will continue to consider the outcome of the stockholders’ votes on say-on-pay proposals, which will be held annually until the next stockholder advisory vote on the frequency of future votes on named executive officer compensation, when evaluating our executive compensation programs and making future compensation decisions for our named executive officers.

Our Compensation Committee reviews and approves all of our compensation policies.

Elements of Compensation

The principal elements of our compensation package are as follows:

•	base salary;

•	annual cash incentive bonuses;

•	long-term incentive plan awards;

•	severance benefits;

•	change in control benefits;

•	perquisites and other compensation; and

•	retirement benefits.

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. When establishing base salaries, the Compensation Committee and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates available to assume the individual’s role. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Base salaries of our named executive officers are reviewed at a minimum annually by our Compensation Committee during our performance review, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For a further description of base salaries of our named executive officers, see “—Employment Agreements” below.

Annual Cash Incentive Bonus

We have an annual cash incentive bonus plan for nearly all employees, including our named executive officers. The annual cash incentive bonuses are intended to compensate for the achievement of both our annual financial goals and individual annual performance objectives, outlined below. Amounts payable under the annual cash incentive bonus plan are calculated as a percentage of the applicable officer’s base salary, with higher ranked executive officers being compensated at a higher percentage of base salary. The corporate targets and the individual objectives are given roughly equal weight in the bonus analysis. The corporate targets are the financial metrics contained in the internal business plan adopted by our Board, including revenue targets. EBITDA and Adjusted EBITDA are non-GAAP financial measures. EBITDA is defined as net income before (a) interest expense, net (b) income tax expense and (c) depreciation and amortization. Adjusted EBITDA means EBITDA as further adjusted to eliminate non-cash share-based compensation. For 2010, our corporate targets were revenues of $191.9 million and Adjusted EBITDA of $77.3 million, and we achieved actual revenues of $199.8 million and actual Adjusted EBITDA of $83.1 million. For 2011, our corporate targets were revenues of $268.5 million and Adjusted EBITDA of $93.8 million, and we achieved actual revenues of $268.3 million and actual Adjusted EBITDA of $90.0 million. For 2012, our corporate targets were revenues of $294.8 million and Adjusted EBITDA of $89.4 million, and we achieved actual revenues of $275.8 million and actual Adjusted EBITDA of $59.4 million. Since the components of the corporate targets for 2013 contain highly sensitive data such as targeted revenue and Adjusted EBITDA growth, we do not disclose specific future measures and targets because we believe that such disclosure would result in serious competitive harm and be detrimental to our operating performance. Achievement of the annual internal business plan financial metrics adopted by our Board will result in full credit being given for the corporate targets portion of the annual cash incentive bonus. With respect to 2013 bonuses, our Compensation Committee is currently considering whether to make any changes to the metrics and targets we will use under our annual cash incentive bonus plan.

In addition, if annual internal business plan financial metrics are exceeded by a pre-determined targeted percentage (5% for revenue and 5% for Adjusted EBITDA), or “stretch goal,” the annual cash incentive bonus for our named executive officers may be increased above the target bonus. For example, while the 2013 target bonus for our named executive officers is set at 40% or, in the case of our Chief Executive Officer and Chief Financial Officer, 50% of their annual base salary, for 2013 our Compensation Committee has established a “stretch goal” with specific criteria tied to exceeding the annual internal business plan which could result in an additional cash incentive bonus, as determined by the Compensation Committee, awarded for meeting such “stretch goals.” Individual objectives are necessarily tied to the particular area of expertise of the employee and their performance in attaining those objectives relative to external forces, internal resources utilized and overall individual effort. Other than for Mr. Lopez (who is compensated based on our financial goals and other individual performance objectives), and for Mr. Junkroski and Dr. Saboo (who stepped down from their respective positions with our Company prior the end of the fiscal year and were ineligible to receive an annual cash incentive bonus), the individual objectives for our named executive officers in 2012 generally included the following primary qualitative and quantitative criteria:

• Mr. Evans, Chief Executive Officer: qualitative criteria such as recruitment, retention and development of senior management, the strategic positioning of our products and services and the development of new services, management of various regulatory matters and other criteria such as performance against internal business plan financial metrics. For 2012, Mr. Evans’ quantitative objectives were the same as our corporate targets.

• Mr. Zwick, Chief Financial Officer and Executive Vice President: qualitative criteria such as management of our financial affairs, including our accounting and budgeting functions, mergers and acquisition activity (if any) and other criteria such as performance against internal business plan financial metrics. For 2012, Mr. Zwick’s quantitative objectives were the same as our corporate targets.

• Mr. Monto, General Counsel, Senior Vice President and Corporate Secretary: qualitative criteria such as management of our legal affairs and external affairs and other criteria such as performance against internal business plan financial metrics. For 2012, Mr. Monto’s quantitative objectives were the same as our corporate targets.

• Mr. Harrington, Senior Vice President of Regulatory and Litigation: qualitative criteria such as management of our legal affairs and external affairs, management of human resources and other criteria such as performance against internal business plan financial metrics. For 2012, Mr. Harrington’s quantitative objectives were the same as our corporate targets.

Measurement of the above criteria is both quantitative and qualitative. For example, actual performance is compared relative to internal business plan financial metrics to determine if quantitative criteria are met, whereas, qualitative factors are based upon a review of the prior year’s events and the change, if any, in the relative criteria. Successful attainment of both qualitative and quantitative individual objectives combined with successful achievement of the annual internal business plan financial metrics will result in payment of the full annual cash incentive bonus, plus an additional bonus amount awarded at the discretion of the Compensation Committee if the “stretch goal” criteria are met in whole or in part.

The corporate and individual targets under our annual cash incentive bonus program are intended to be challenging yet achievable for the participants, but only if there was a high level of performance by our executive officers. The targets are meant to require substantial efforts by executive officers and their teams toward achieving our strategic goals and cost cutting measures, but at the same time they were intended to be within reach if such significant efforts were made. In addition, achievement of “stretch goal” criteria will be substantially more challenging and therefore less likely to be achieved.

Due to both the quantitative and qualitative nature of named executive officer’s individual objectives, the Compensation Committee exercises discretion in determining whether an objective has been achieved and, if achieved, the amount of the annual cash incentive bonus to be awarded to the named executive officer. In 2010, the Compensation Committee exercised its discretion and awarded cash bonuses in excess of the targeted amounts. As a result, Messrs. Wren and Junkroski and Dr. Saboo each received bonuses that were approximately 57% of their respective base salaries. In 2011, the Compensation Committee determined that our named executive officers achieved their individual objectives and awarded full annual cash incentive bonus amounts. As a result, Messrs. Evans, Junkroski and Harrington and Dr. Saboo each received bonuses that were approximately 40% of their respective base salaries. In 2012, the Compensation Committee determined that our named executive officers achieved their individual qualitative objectives and achieved 94% of the Company’s revenue target and 66% of the Company’s EBITDA target and accordingly awarded partial annual cash incentive bonus amounts. As a result, Messrs. Evans, Zwick, Harrington and Monto each received bonuses that were approximately 32% of their respective base salaries.

Set forth below are the bonus awards for 2010, 2011 and 2012 and the expected target bonus awards for 2013 (each as a percentage of annual base salary) for the named executive officers:

	2010 Bonus as a % of Annual Base Salary		2011 Bonus as a % of Annual Base Salary		2012 Bonus as a % of Annual Base Salary		2013 Target Bonus as a % of Annual Base Salary
Category	Target	Actual	Target	Actual	Target	Actual	Target
G. Edward Evans(1)	—	—	40%	40%	40%	32%	50%
David Zwick(2)	—	—	—	—	40%	32%	50%
John Harrington(3)	—	—	40%	40%	40%	32%	40%
Richard Monto	40%	57%	40%	40%	40%	32%	40%
Robert Junkroski(4)	40%	57%	40%	40%	40%	—	—
Surendra Saboo(5)	40%	57%	40%	40%	40%	—	—

(1)	Mr. Evans became our Chief Executive Officer effective April 1, 2011 and previously was not an employee of our Company. For a description of Mr. Evans’ employment agreement, please refer to “—Employment Agreements” below. Mr. Evans’ bonus for 2011 was prorated based upon his effective start date.
(2)	Mr. Zwick became our Chief Financial Officer and Executive Vice President effective October 1, 2012 and previously was not a named executive officer. For a description of Mr. Zwick’s employment agreement, please refer to “—Employment Agreements” below. Mr. Zwick’s bonus for 2011 was prorated based upon the August 2011 effective start date of his appointment as our Senior Vice President of Business Development.
(3)	Mr. Harrington became our Senior Vice President of Regulatory and Litigation effective April 13, 2011 and previously was not a named executive officer. For a description of Mr. Harrington’s employment agreement, please refer to “—Employment Agreements” below.
(4)	Mr. Junkroski stepped down as our Chief Financial Officer and Executive Vice President effective October 1, 2012.
(5)	Dr. Saboo stepped down as our President and Chief Operating Officer effective October 1, 2012.

David Lopez, our Senior Vice President of Global Sales—Voice Services, is compensated quarterly based upon achievement of certain of our financial goals and individual performance objectives.

The annual cash incentive bonus for the named executive officers, other than Mr. Lopez, is normally paid in a single installment in either the last month of that annual period or the first quarter following that year. Further, unlike our other named executive officers, Mr. Lopez, who manages our sales force, receives his bonus compensation quarterly, which is consistent with the compensation structure of all the members of the sales organization he manages.

Long-Term Incentive Plan Awards

We also seek to foster our long-term performance by compensating executive officers through the use of stock-based awards, such as stock options, restricted stock awards, and other rights to receive compensation based on the value of our stock. We believe that these awards foster retention, reward employees for the growth of our Company, appropriately balance employees’ incentives and are competitive with market practices. Our Compensation Committee has determined that a mix of both stock options and restricted stock awards with time-based vesting schedules is appropriate, principally because stock options only have value if the Company’s stock price increases, while the restricted stock awards have a retention benefit regardless of stock price, and thus are important to help retain the recipient, but the overall value of the award is still based on stock price. The particular size of the grants and mix of stock options and restricted stock awards are determined by the Compensation Committee in its discretion after an overall assessment of all of the factors noted above. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.

2003 Stock Incentive Plan

On November 24, 2003, before we were a public company, we adopted the 2003 Stock Incentive Plan to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Until we became a public company, our 2003 Stock Incentive Plan was the principal method for our executive officers to acquire equity interests in us.

The Compensation Committee administers the 2003 Stock Incentive Plan and determines the type and amount of awards to be granted to eligible employees, directors and consultants based upon the principles underlying our executive compensation program. See “—Overview of Compensation Methodology” above. Prior to completing our initial public offering, awards were made under our 2003 Stock Incentive Plan and were generally tied to Compensation Committee meetings. Prior to completing our initial public offering, we adopted our 2007 Equity Incentive Plan discussed below and ceased awarding equity grants under the 2003 Stock Incentive Plan. As of April 2, 2013, there were 235,333 shares reserved for issuance under the 2003 Stock Incentive Plan in respect of awards outstanding under the plan.

Amended and Restated 2007 Equity Incentive Plan

Prior to the completion of our initial public offering, we adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan. The 2007 Equity Incentive plan provides for grants of stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Our directors, officers and other employees, as well as others performing services for us, are eligible for grants under the plan. Our Compensation Committee approves all awards under the plan. Future decisions regarding the amount and type of equity incentive compensation and relative weighting of these awards among total executive compensation will be based on our understanding of market practices of similarly situated companies and negotiations with our executives in connection with their initial or continued employment by us. Other factors, including the amount and percentage of our total equity on a diluted basis held by our executive officers, will also be considered.

The purpose of the 2007 Equity Incentive Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to our success. We believe that stock options as well as restricted stock awards granted pursuant to the 2007 Equity Incentive Plan can help to align our executives’ incentives with that of our stockholders and assist in the creation of long-term stockholder value while fostering employee retention. Because our Compensation Committee has the ability to determine certain vesting criteria and, with respect to options, the exercise price, our Compensation Committee may use such equity-based awards to create an appropriate balance of the short and long-term non-cash compensation.

The following is a summary of the material terms of the 2007 Equity Incentive Plan, but does not include all of the provisions of the plan.

Administration. The Compensation Committee administers the 2007 Equity Incentive Plan. Our Board also has the authority to administer the plan and to take all actions that the Compensation Committee is otherwise authorized to take under the plan.

Available Shares. As of April 2, 2013, there were awards for 5,926,428 shares issued under the 2007 Equity Incentive Plan, and 313,155 shares, representing approximately 0.97% of our outstanding common stock, available for issuance under the 2007 Equity Incentive Plan. The number of shares available for issuance under the 2007 Equity Incentive Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in our corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, authorized and unissued or held as treasury shares.

Eligibility. Our directors, officers and employees, as well as other individuals performing services for us, are eligible to receive grants under the 2007 Equity Incentive Plan. However, only employees may receive grants of incentive stock options. In each case, the Compensation Committee will select the actual grantees.

Stock Options. Under the 2007 Equity Incentive Plan, the Compensation Committee or the Board may award grants of incentive stock options conforming to the provisions of Section 422 of the Internal Revenue Code, and other, non-qualified stock options. The Compensation Committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 25.0% of the total number of shares authorized under the plan and, if required by the Internal Revenue Code, it may not award incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000, determined at the time of grant.

The exercise price of an option granted under the plan may not be less than 100% of the fair market value of a share of common stock on the date of grant, and the exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date.

Unless the Compensation Committee determines otherwise, the exercise price of any option may be paid in any of the following ways:

•	in cash;

•	by delivery of shares of common stock with a fair market value equal to the exercise price; and/or

•	by simultaneous sale through a broker of shares of common stock acquired upon exercise.

If a participant elects to deliver shares of common stock in payment of any part of an option’s exercise price, the Compensation Committee may in its discretion grant the participant a “reload option.” The reload option entitles its holder to purchase a number of shares of common stock equal to the number so delivered. The reload option may also include, if the Compensation Committee chooses, the right to purchase a number of shares of common stock equal to the number delivered or withheld in satisfaction of any of our withholding requirements in connection with the exercise of the original option. The terms of each reload option will be the same as those of the original exercised option, except that the grant date will be the date of exercise of the original option, and the exercise price will be the fair market value of the common stock on the date of exercise.

The Compensation Committee will determine the term of each option in its discretion. However, the terms of option awards under the 2007 Equity Incentive Plan are generally ten years and no term may exceed ten years from the date of grant or, in the case of an incentive option granted to a person who owns stock constituting more than 10% of the voting power of us, five years from the date of grant. In addition, all options under the 2007 Equity Incentive Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, us or our subsidiaries.

For example, options generally expire 90 days after the date of cessation of service, so long as the grantee does not compete with us during the 90-day period. In the case of a participant’s retirement, all options that are exercisable shall remain so for up to 90 days after the date of retirement, and all options that were not exercisable will terminate upon the date of retirement. However, in the case of a participant’s death or disability, all options will become fully vested and exercisable and remain so for up to 90 days after the date of death or disability. In each of the foregoing circumstances, the Board or the Compensation Committee may elect to accelerate the vesting of unvested options and further extend the applicable exercise period in its discretion. Upon termination for cause, all options will terminate immediately. If we undergo a change in control and a grantee is terminated from service (other than for cause) within one year thereafter, all options will become fully vested and exercisable and remain so for up to one year after the date of termination. In addition, the Compensation Committee has granted certain equity awards that vest upon a change in control of us, whether or not the grantee is subsequently terminated. On November 28, 2012, we granted option awards in the amounts set forth in the table below. These awards have an exercise price of $2.22 per share, which represents the closing price of our common stock on The NASDAQ Global Market on the date of grant.

Number of Securities Underlying Options (#)
David Zwick	100,000

One quarter of these options will vest on November 28, 2013 (the first anniversary date of the grant) with the remaining three quarters of the options vesting on a monthly basis over the subsequent 36 months.

Restricted Stock. Under the 2007 Equity Incentive Plan, the Compensation Committee may award restricted stock subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. If a participant ceases to be a director, officer or employee of, or to otherwise perform services for, us or our subsidiaries during any period of restriction, all shares of restricted stock on which the restrictions have not lapsed shall be immediately forfeited to us. If, however, the cessation occurs due to death, disability or retirement, all restrictions on shares of restricted stock granted to such participant shall lapse. If we undergo a change in control and a participant is terminated (other than for cause) from being a director, officer or employee of, or otherwise performing services for, us or our subsidiaries within one year after such change in control, all restrictions on shares of restricted stock granted to such participant shall lapse. In addition, the Compensation Committee has the authority to award shares of restricted stock with respect to which all restrictions shall lapse automatically upon a change in control of us, whether or not the participant is subsequently terminated.

In 2012, we granted restricted stock awards to our named executive officers in the amounts set forth in the table below.

	Date of Award	Number of Shares Awarded (#)
John Harrington	02/15/2012	40,000	(1)
Robert Junkroski	02/15/2012	50,000	(2)(3)
David Lopez	02/15/2012	50,000	(1)
Richard Monto	02/15/2012	50,000	(1)(3)
Surendra Saboo	02/15/2012	60,000	(3)(4)
David Zwick	11/28/2012	75,000	(5)

(1)	One quarter of these shares of restricted stock vested on January 30, 2013 with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(2)	One quarter of these shares of restricted stock were originally scheduled to vest on January 30, 2013 with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months. However, Mr. Junkroski stepped down as our Chief Financial Officer and Executive Vice President effective October 1, 2012. In connection with Mr. Junkroski’s departure, we entered into a separation agreement and general release with Mr. Junkroski effective October 28, 2012 (the “Junkroski Separation Agreement”). The Junkroski Separation Agreement provided for the acceleration of vesting of restricted stock awards previously granted to Mr. Junkroski that would have otherwise vested on or prior to April 30, 2014. Thus, on November 1, 2012, 28,125 of these shares of restricted stock vested immediately and the remaining 21,875 shares of restricted stock were forfeited.
(3)	This table does not reflect the November 28, 2012 issuance of (a) 5,514 shares of restricted stock to Mr. Junkroski, (b) 87,843 shares of restricted stock to Dr. Saboo or (c) 4,966 shares of restricted stock to Mr. Monto in connection with certain anti-dilution actions taken by the Company in connection with the October 30, 2012 payment of a $3.00 special cash dividend to its stockholders of record as of October 16, 2012. The Company made the following anti-dilution adjustments to awards outstanding under the 2003 Stock Incentive Plan and 2007 Equity Incentive Plan: (1) the exercise price of options was adjusted downward by $3.00, subject to the limitations of Section 409A of the Internal Revenue Code, and (2) shares of restricted stock (available for issuance under the 2007 Equity Incentive Plan were issued to holders of outstanding options with exercise prices that could not be fully adjusted downward to account for the special dividend payment because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of restricted stock, taken together, is to provide each optionholder with the same economic value after the time that our common stock began trading ex-dividend as such optionholder had immediately prior to such time.
(4)	One quarter of these shares of restricted stock were originally scheduled to vest on January 30, 2013 with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months. However, Dr. Saboo stepped down as our President and Chief Operating Officer effective October 1, 2012. In connection with Dr. Saboo’s departure, we entered into a separation agreement and general release with Dr. Saboo effective November 2, 2012 (the “Saboo Separation Agreement”). The Saboo Separation Agreement provided for the acceleration of vesting of restricted stock awards previously granted to Dr. Saboo that would have otherwise vested on or prior to April 30, 2014. Thus, on November 1, 2012, 33,750 of these shares of restricted stock vested immediately and the remaining 26,250 shares of restricted stock were forfeited.

(5)	One quarter of these shares of restricted stock will vest on November 28, 2013 (the first anniversary date of the grant) with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.

Restricted Stock Units; Deferred Stock Units. Under the 2007 Equity Incentive Plan, the Compensation Committee may award restricted stock units subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. Each restricted stock unit is equivalent in value to one share of common stock and entitles the grantee to receive one share of common stock for each restricted stock unit at the end of the vesting period applicable to such restricted stock unit. If a participant ceases to be a director, officer or employee of, or to otherwise perform services for, us or our affiliates during any period of restriction, all restricted stock units on which the restrictions have not lapsed shall be immediately forfeited to us. If, however, the cessation occurs due to death, disability or retirement, all restrictions on restricted stock units granted to such participant shall lapse. If we undergo a change in control and a participant is terminated (other than for cause) from being a director, officer or employee of, or otherwise performing services for, us or our subsidiaries within one year after such change in control, all restrictions on restricted stock units granted to such participant shall lapse. In addition, the Compensation Committee has the authority to award restricted stock units with respect to which all restrictions shall lapse automatically upon a change in control of us, whether or not the participant is subsequently terminated. Prior to the later of (i) the close of the tax year preceding the year in which restricted stock units are granted or (ii) 30 days of first becoming eligible to participate in the plan (or, if earlier, the last day of the tax year in which the participant first becomes eligible to participate in the plan) and on or prior to the date the restricted stock units are granted, a grantee may elect to defer the receipt of all or a portion of the shares due with respect to the restricted stock units and convert such restricted stock units into deferred stock units. Subject to specified exceptions, the grantee will receive shares in respect of such deferred stock units at the end of the deferral period.

Performance Awards. Under the 2007 Equity Incentive Plan, the Compensation Committee may grant performance awards contingent upon achievement by the grantee, us and/or our subsidiaries or divisions of set goals and objectives regarding specified performance criteria, such as, for example, return on equity, over a specified performance cycle, as designated by the Compensation Committee. Performance awards may include specific dollar-value target awards, performance units, the value of which is established by the Compensation Committee at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid out in cash and/or shares of our common stock or other securities.

Unless the Compensation Committee determines otherwise, if a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, us or our subsidiaries prior to completion of a performance cycle due to death, disability or retirement, the grantee will receive the portion of the performance award payable to him or her based on achievement of the applicable performance criteria over the elapsed portion of the performance cycle. Except as otherwise determined by the Compensation Committee with respect to cash awards, if termination of employment or service occurs for any other reason prior to completion of a performance cycle, the grantee will become ineligible to receive any portion of a performance award. If we undergo a change in control, a grantee will earn no less than the portion of the performance award that he or she would have earned if the applicable performance cycle had terminated as of the date of the change in control.

Vesting, Withholding Taxes and Transferability of All Awards. The terms and conditions of each award made under the 2007 Equity Incentive Plan, including vesting requirements, will be set forth in a written agreement with the grantee. Except in limited circumstances, no award under the 2007 Equity Incentive Plan may vest and become exercisable within six months of the date of grant, unless the Compensation Committee determines otherwise.

Unless the Compensation Committee determines otherwise, a participant may elect to deliver shares of common stock, or to have us withhold shares of common stock otherwise issuable upon exercise of an option or upon grant or vesting of restricted stock or a restricted stock unit, in order to satisfy our withholding obligations in connection with any such exercise, grant or vesting.

Unless the Compensation Committee determines otherwise, no award made under the 2007 Equity Incentive Plan will be transferable other than by will or the laws of descent and distribution or to a grantee’s family member by gift or a qualified domestic relations order, and each award may be exercised only by the grantee, his or her qualified family member transferee, or any of their respective executors, administrators, guardians, or legal representatives. We do not have a policy to recover awards if relevant performance measures upon which they were based are restated or otherwise adjusted in a manner that would reduce the size of a payment.

Amendment and Termination of the 2007 Equity Incentive Plan. The Board may amend or terminate the 2007 Equity Incentive Plan in its discretion, except that no amendment will become effective without prior approval of our stockholders if such approval is necessary for continued compliance with NASDAQ listing requirements. Furthermore, any termination may not materially and adversely affect any outstanding rights or obligations under the 2007 Equity Incentive Plan without the affected participant’s consent. If not previously terminated by the Board, the 2007 Equity Incentive Plan will terminate on October 31, 2017.

Severance Benefits

Our named executive officers and certain other executives with employment agreements are covered by arrangements which specify payments in the event the executive’s employment is terminated. The type and amount of payments vary by executive level and the nature of the termination. These severance benefits are payable if and only if the executive’s employment terminates as specified in the applicable employment agreement. Our primary reason for including severance benefits in compensation packages is to attract and retain the best possible executive talent. We believe our severance benefits are competitive with general industry packages. For a further description of these severance benefits, see “—Employment Agreements” below.

Change in Control Benefits

Members of our Board, our named executive officers, and certain other members of our senior management are covered by arrangements, including but not limited to employment agreements, which specify accelerated vesting of unvested stock options and restricted stock in the event of a “change in control.” The Board’s stock options and restricted stock awards fully vest upon a change of control, and certain executives’ stock options and restricted stock partially vest upon a change of control and fully vest if, within a period of time of the change of control, they are not retained in their current capacity. In addition, the Compensation Committee has granted certain equity awards that vest upon a “change in control,” whether or not the grantee is subsequently terminated. Our primary reason for including change in control benefits in compensation packages is to attract and retain the best possible executive talent. We believe our change in control benefits are competitive with general industry practices.

In addition, our 2003 Stock Incentive Plan provides that in the event of our “change in control,” the Compensation Committee may otherwise determine the status of unvested options or restricted stock, including, without limitation, whether the successor corporation will assume or substitute an equivalent award, or portion thereof, for each outstanding award under the plan or, if there is no assumption or substitution of unvested outstanding awards, such unvested awards may be canceled.

For a further description of the employment agreements with our named executive officers, see “—Employment Agreements” below. For additional information concerning severance and change in control benefits, see “—Potential Payments Upon Termination or Change in Control” below.

Perquisites and Other Compensation

In 2010, 2011 and 2012, none of our named executive officers (other than Mr. Evans) received a material amount of perquisite or other similar compensation, however, we intend to continue to maintain executive benefits and perquisites for officers, and, the Compensation Committee may in its discretion revise, amend or increase named executive officers’ perquisites as it deems advisable. We believe these benefits and perquisites are currently not above median competitive levels for comparable companies and are beneficial in attracting and retaining executive talent.

Under the terms of Mr. Evans’ employment agreement, we provide Mr. Evans with a furnished corporate apartment near our principal offices in Chicago, Illinois. We also provide Mr. Evans with one round trip single passenger airline ticket (by economy class) per week between Chicago, Illinois and Oklahoma City, Oklahoma.

For a description of the employment agreements with our named executive officers, see “—Employment Agreements” below.

Retirement Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan as of the first day of the month following 60 days of employment. The 401(k) plan permits us to make cash profit sharing contributions to eligible participants of 3.3%. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives, other than our common stock, according to the participants’ directions. All employee contributions are 100% vested. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. We believe that offering a 401(k) retirement plan increases our ability to attract and retain the best possible executive talent.

Differences in Compensation

Between our named executive officers there are variances in both the amount and the mix of compensation. Generally, the differences reflect the level of responsibility and the experience of the named executive officer. Among our named executive officers, the compensation differences in 2012 largely reflect the differences in overall responsibility, with Mr. Evans, our Chief Executive Officer, paid at the highest pay scale reflective of his greater responsibility.

Role of Executive Officers in Executive Compensation

The Compensation Committee determines the compensation payable to each of the named executive officers as well as the compensation of the members of the Board. The Compensation Committee determines the compensation paid to each of our named executive officers based upon various factors and sources of information, including recommendations of management. See “—Overview of Compensation Methodology” and “—Elements of Compensation” above. No member of our management, including our named executive officers, provides recommendations to the Compensation Committee with respect to his or her own compensation.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. Each employment agreement provides for an annual salary and a discretionary annual incentive cash bonus and/or equity awards up to 40% or, in the case of our Chief Executive Officer and Chief Financial Officer, 50% of the named executive officer’s base salary or such greater amount as our Board may determine. Each of the agreements provides for a severance payment over a prescribed term in the event the named executive is terminated without cause, including if his duties are materially changed in connection with a change of control. Each agreement also provides that no severance payment is due in the event of termination with cause, which includes termination for willful misconduct, conviction of a felony, dishonesty or fraud. Each agreement further contains an agreement by the named executive officer not to compete with us for a defined term equal in length to the applicable severance payment in the respective employment agreement, which we feel is reasonable and consistent with industry guidelines.

G. Edward Evans. We entered into an employment agreement with Mr. Evans, effective April 1, 2011, under which Mr. Evans agreed to serve as our Chief Executive Officer for a term of four years, which renews automatically for one-year terms unless we or Mr. Evans provide prior notice of termination. Pursuant to the terms of his employment agreement, Mr. Evans’ annual salary is $495,000. In the event Mr. Evans’ employment is terminated (i) by the Company without cause, (ii) by Mr. Evans for good reason, or (iii) by Mr. Evans for any reason following the Company’s delivery of a notice of non-renewal of the agreement, the agreement provides for a severance payment equal to one year’s base salary payable in equal installments in accordance with the Company’s payroll payment schedule. In the event that Mr. Evans’ employment is terminated by the Company within twelve months following a change of control, Mr. Evans’ agreement provides for a severance payment equal to two years’ base salary. If Mr. Evans terminates his employment for any reason within twelve months following a change of control, Mr. Evans’ agreement provides for a severance payment equal to one year’s base salary. The Company has also agreed to provide Mr. Evans with a furnished corporate apartment within reasonable commuting distance of the Company’s principal offices in Chicago, Illinois. The Company has also agreed to provide Mr. Evans with one round trip single passenger airline ticket (by economy class) per week between Chicago, Illinois and Oklahoma City, Oklahoma. During the employment period and through the first anniversary of the date of Mr. Evans’ termination, Mr. Evans is prohibited from directly or indirectly competing with us.

David Zwick. We entered into an employment agreement with Mr. Zwick, effective October 1, 2012, under which Mr. Zwick agreed to serve as our Chief Financial Officer and Executive Vice President for a term of three years, which renews automatically for one-year terms unless we or Mr. Zwick provide prior notice of termination. Pursuant to the terms of his employment agreement, Mr. Zwick’s annual salary for 2012 was $280,000 and, effective March 1, 2013, Mr. Zwick’s annual salary was increased to $320,000. In the event Mr. Zwick’s employment is terminated by us without cause or by Mr. Zwick for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Zwick any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to one year’s base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Mr. Zwick’s employment is terminated by us without cause, or terminated by Mr. Zwick for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Zwick any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to two years’ base salary. In the event Mr. Zwick dies, becomes disabled or his employment terminates for any other reason, we are obligated to pay Mr. Zwick any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses. During the employment period and through the first anniversary of the date of Mr. Zwick’s termination, Mr. Zwick is prohibited from directly or indirectly competing with us.

John Harrington. We entered into an employment agreement with Mr. Harrington, effective April 13, 2011, under which Mr. Harrington agreed to serve as Senior Vice President of Regulatory and Litigation for a term of three years, which renews automatically for one-year terms unless we or Mr. Harrington provide prior notice of termination. Pursuant to the terms of his employment agreement, Mr. Harrington’s annual salary for 2011 was $255,000 and, effective January 1, 2012, Mr. Harrington’s annual salary was increased to $260,000. If Mr. Harrington’s employment had been terminated by us without cause prior to April 13, 2012, or had been terminated by Mr. Harrington for good reason or for any reason following the Company’s delivery of a notice of non renewal of the agreement prior to April 13, 2012, we would have been obligated to pay to Mr. Harrington any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty-four months’ base salary at the salary rate in effect on the date of termination. If Mr. Harrington’s employment is terminated by us without cause on or after April 13, 2012, or terminated by Mr. Harrington for good reason or for any reason following the Company’s delivery of a notice of non renewal of the agreement on or after April 13, 2012, we are obligated to pay to Mr. Harrington any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Mr. Harrington’s employment is terminated by us without cause, or terminated by Mr. Harrington for good reason or for any reason following the Company’s delivery of a notice of non renewal of the agreement, we are obligated to pay to Mr. Harrington any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty four months’ base salary at the salary rate in effect on the date of termination. In the event Mr. Harrington dies, becomes disabled or his employment terminates for any other reason, we are obligated to pay Mr. Harrington any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses. During the employment period and through the first anniversary of the date of Mr. Harrington’s termination, Mr. Harrington is prohibited from directly or indirectly competing with us.

David Lopez. We entered into an employment agreement with Mr. Lopez, dated November 3, 2006, under which Mr. Lopez agreed to serve as our Senior Vice President of Sales. The agreement provides that Mr. Lopez shall be paid an annual salary of $155,250 for the year ending December 31, 2006. Pursuant to the terms of the agreement, Mr. Lopez’s annual salary for 2007 was $159,000, for 2008 it was $171,164, for 2009 it was $191,704 and, effective on July 1, 2010, Mr. Lopez’s annual salary was increased to $200,000. On October 1, 2010, we entered into a new employment agreement with Mr. Lopez for a term of three years, which renews automatically for one-year terms unless we or Mr. Lopez provide prior notice of termination. Pursuant to the terms of the new agreement, Mr. Lopez’s annual salary was increased to $220,000. Effective January 1, 2012, Mr. Lopez’s annual salary was increased to $230,000. If Mr. Lopez’s employment is terminated by us without cause, or terminated by Mr. Lopez for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Lopez any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Mr. Lopez’s employment is terminated by us without cause, or terminated by Mr. Lopez for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Lopez any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty-four months’ base salary at the salary rate in effect on the date of termination. In the event Mr. Lopez dies, becomes disabled or his employment terminates for any other reason, we are obligated to pay Mr. Lopez any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses. During the employment period and through the first anniversary of the date of Mr. Lopez’s termination, Mr. Lopez is prohibited from directly or indirectly competing with us.

Richard Monto. We entered into an employment agreement with Mr. Monto, dated February 5, 2008, under which Mr. Monto agreed to serve as our General Counsel and Corporate Secretary. Mr. Monto was not a named executive officer in 2011. Pursuant to the terms of the agreement, Mr. Monto’s salary for 2008 was $182,500, for 2009 it was $218,000 and effective on January 1, 2010, Mr. Monto’s annual salary was increased to $229,000. On October 1, 2010, we entered into a new employment agreement with Mr. Monto under which Mr. Monto agreed to serve as our General Counsel and Senior Vice President for a term of three years, which renews automatically for one-year terms unless we or Mr. Monto provide prior notice of termination. Pursuant to the terms of the new agreement, effective on October 1, 2010, Mr. Monto’s annual salary was increased to $255,000. Effective January 1, 2012, Mr. Monto’s annual salary was increased to $264,000. If Mr. Monto’s employment is terminated by us without cause, or terminated by Mr. Monto for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Monto any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Mr. Monto’s employment is terminated by us without cause, or terminated by Mr. Monto for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we are obligated to pay to Mr. Monto any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty-four months’ base salary at the salary rate in effect on the date of termination. In the event Mr. Monto dies, becomes disabled or his employment terminates for any other reason, we are obligated to pay Mr. Monto any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses. During the employment period and through the first anniversary of the date of Mr. Monto’s termination, Mr. Monto is prohibited from directly or indirectly competing with us.

Robert Junkroski. We originally entered into an employment agreement with Mr. Junkroski on May 9, 2006 and subsequently entered into a new employment agreement with Mr. Junkroski on October 1, 2010. Mr. Junkroski stepped down as our Chief Financial Officer and Executive Vice President effective October 1, 2012. At the time of his departure, Mr. Junkroski’s annual salary was $310,000. Under the terms of his employment agreement, if Mr. Junkroski’s employment was terminated by us without cause, or terminated by Mr. Junkroski for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we were obligated to pay to Mr. Junkroski any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Mr. Junkroski’s employment was terminated by us without cause, or terminated by Mr. Junkroski for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we were obligated to pay to Mr. Junkroski any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty-four months’ base salary at the salary rate in effect on the date of termination. In the event Mr. Junkroski died, became disabled or his employment terminated for any other reason, we were obligated to pay Mr. Junkroski any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses.

In connection with Mr. Junkroski’s departure, we entered into the Junkroski Separation Agreement with Mr. Junkroski effective October 28, 2012. Under the terms of the Junkroski Separation Agreement, in lieu of any payments payable to Mr. Junkroski pursuant to his employment agreement, Mr. Junkroski will receive an amount equal to twelve months’ base salary, calculated at a rate of $310,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Mr. Junkroski will also receive a lump sum payment in the amount of $46,500, payable no later than November 12, 2012. Mr. Junkroski may continue to participate in the Company’s health insurance plan as a retired executive upon payment of the COBRA rate for such health insurance coverage so long as the Company maintains a health insurance plan permitting such participation. The Junkroski Separation Agreement provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Mr. Junkroski that would have otherwise vested within 18 months of his departure. Mr. Junkroski will also retain his previously vested stock options and restricted stock awards. Mr. Junkroski will have until April 30, 2014 to exercise his vested options.

Surendra Saboo. We originally entered into an employment agreement with Dr. Saboo on May 9, 2006 and subsequently entered into a new employment agreement with Dr. Saboo on October 1, 2010. Dr. Saboo stepped down as our President and Chief Operating Officer effective October 1, 2012. At the time of his departure, Dr. Saboo’s annual salary was $374,000. If Dr. Saboo’s employment was terminated by us without cause, or terminated by Dr. Saboo for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we were obligated to pay to Dr. Saboo any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the salary rate in effect on the date of termination. If, within twelve months following a change of control, Dr. Saboo’s employment was terminated by us without cause, or terminated by Dr. Saboo for good reason or for any reason following the Company’s delivery of a notice of non-renewal of the agreement, we were obligated to pay to Dr. Saboo any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twenty-four months’ base salary at the salary rate in effect on the date of termination. In the event Dr. Saboo died, became disabled or his employment terminated for any other reason, we were obligated to pay Dr. Saboo any unpaid base salary through the date of termination, any unused vacation accrued through the date of termination and any unreimbursed business expenses.

In connection with Dr. Saboo’s departure, we entered into the Saboo Separation Agreement with Dr. Saboo effective November 2, 2012. Under the terms of the Saboo Separation Agreement, in lieu of any payments payable to Dr. Saboo pursuant to his existing employment agreement, Dr. Saboo will receive an amount equal to twelve months’ base salary, calculated at a rate of $374,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Dr. Saboo will also receive a lump sum payment in the amount of $56,100, payable no later than November 17, 2012. Dr. Saboo may continue to participate in the Company’s health insurance plan as a retired executive upon payment of the COBRA rate for such health insurance coverage so long as the Company maintains a health insurance plan permitting such participation. The Saboo Separation Agreement provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Dr. Saboo that would have otherwise vested within 18 months of his departure. Dr. Saboo will also retain his previously vested stock options and restricted stock awards. Dr. Saboo will have until April 30, 2014 to exercise his vested options.

Compensation Mix

The Compensation Committee carefully determines the mix of compensation, both among short and long-term compensation and cash and non-cash compensation, to determine compensation structures that we believe are appropriate for each of our named executive officers. In making compensation decisions, the Compensation Committee evaluates how its compensation structures create incentives that affect risk taking and whether such compensation structures properly align the interests of each of our named executive officers with our long-term interests and the interests of our stockholders. We use short-term compensation (base salaries and annual cash bonuses) and long-term compensation (options and restricted stock awards) to encourage long-term growth in stockholder value and further our additional objectives discussed above. See “—Overview of Compensation Methodology” above. The mix of cash and non-cash compensation may sometimes be adjusted to reflect an individual’s need for current cash compensation. In the past, base salary typically has constituted a minority position of the total compensation of our named executive officers. We set some salary to provide adequate compensation to support a reasonable standard of living, so that our named executive officers are prepared to have “at risk” compensation awarded under our 2003 Stock Incentive Plan and 2007 Equity Incentive Plan. The summary compensation table below illustrates the long and short-term and cash and non-cash components of compensation.

Stock Ownership Guidelines; Anti-Hedging Policy

We do not have any stock ownership guidelines for our directors or named executive officers. We have a policy which requires that our directors and executive officers do not participate in hedging transactions such as short-swing trading, short selling or entering into any derivative securities related to their ownership of our common stock.

Accounting and Tax Considerations

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct certain compensation of more than $1 million that is paid to certain individuals. No assurance can be provided that any portion of our executive compensation is deductible in accordance with Section 162(m) of the Internal Revenue Code. The Compensation Committee also reviews and considers the potential expense of each element of executive compensation under accounting principles generally accepted in the United States and their impact on earnings per share.

Compensation Committee Interlocks and Insider Participation

No current member of the Compensation Committee has served as an officer or employee of the Company. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee. See “Transactions with Related Persons” in Item 13 below for a description of our policy concerning transactions with related persons.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2012.

The Compensation Committee

Timothy A. Samples, Chairman

Edward M. Greenberg

Lawrence M. Ingeneri

This report of the Compensation Committee is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report will not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Summary Compensation Table

The following Summary Compensation Table sets forth the information concerning the 2012, 2011 and 2010 compensation of our CEO, CFO and other named executive officers.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (5)(6)(7)(8)(9) ($)	Total ($)
G. Edward Evans
Chief Executive Officer	2012	$495,000	$158,400	$—	$—	$—	$—	$70,765	$724,165
	2011	$369,115	$148,500	$2,896,000	$2,441,061	$—	$—	$61,412	$5,924,173
	2010	$—	$—	$—	$—	$—	$—	$—	$—
David Zwick
Chief Financial Officer and Executive Vice President	2012	$237,904	$89,600	$774,000	$125,557	$—	$—	$8,085	$1,235,146
John Harrington
Senior Vice President of Regulatory and Litigation	2012	$259,231	$83,200	$486,000	$—	$—	$—	$8,085	$836,516
	2011	$174,577	$102,000	$1,102,500	$—	$—	$—	$3,560	$1,382,637
	2009	$—	$—	$—	$—	$—	$—	$—	$—
David Lopez
Senior Vice President, Global Sales—Voice Services	2012	$228,461	$73,600	$607,500	$—	$—	$—	$8,085	$917,646
	2011	$220,000	$150,277	$—	$—	$—	$—	$8,085	$378,362
	2010	$199,812	$125,000	$896,250	$—	$—	$—	$8,085	$1,229,147
Richard Monto
General Counsel, Secretary and Senior Vice President	2012	$262,615	$84,480	$607,500	$—	$—	$—	$19,021	$973,616
	2011	$255,000	$102,000	$—	$—	$—	$—	$8,085	$365,085
	2010	$234,177	$144,700	$896,250	$—	$—	$—	$7,673	$1,282,800

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (5)(6)(7)(8)(9) ($)	Total ($)
Robert Junkroski
Former Chief Financial Officer and Executive Vice President	2012	$270,308	$—	$607,500	$—	$—	$—	$66,826	$944,634
	2011	$300,000	$120,000	$—	$—	$—	$—	$8,085	$428,085
	2010	$288,477	$169,800	$896,250	$—	$—	$—	$8,085	$1,362,612
Surendra Saboo
Former Chief Operating Officer and President	2012	$325,816	$—	$729,000	$—	$—	$—	$259,196	$1,314,012
	2011	$360,000	$144,000	$—	$—	$—	$—	$8,085	$512,085
	2010	$316,269	$203,600	$1,195,000	$—	$—	$—	$6,952	$1,721,821

(1)	Represents the dollar value of the base salary earned during 2012, 2011 and 2010, respectively. Mr. Evans’ 2011 amount includes $15,000 earned in respect of his service as a non-employee director prior to his appointment as our Chief Executive Officer effective April 1, 2011.
(2)	Represents the dollar value of the bonus earned during 2012, 2011 and 2010, respectively.
(3)	Represents the grant date fair value of restricted stock, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. See Notes 2 and 11 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these values.
(4)	Represents the grant date fair value of stock options, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. See Notes 2 and 11 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these values.
(5)	Amounts reported in “All Other Compensation” include the Company’s contributions to our 401(k) plan. Under our 401(k) plan, we are permitted to make profit sharing contributions to each eligible participant. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives, which do not include Inteliquent stock, according to the participants’ directions. All employee contributions are 100% vested.
(6)	Pursuant to his employment agreement, Mr. Evans’ other compensation also includes $62,680 for a furnished corporate apartment near our principal offices and flights between Chicago, Illinois and Oklahoma City, Oklahoma.

(7)	In accordance with Item 402(c)(2)(ix) of Regulation S–K and the adopting release thereto (Release 33–8732A), the dividends received on shares of unvested restricted stock by virtue of the dividend rights contained in the restricted stock award agreements and in connection with the October 30, 2012 payment of a $3.00 special cash dividend to our stockholders of record as of October 16, 2012 are not reflected in this column. As required by relevant tax law, dividends received on shares of unvested restricted stock are treated as ordinary income for income tax purposes and for employees, including our named executive officers, are subject to withholding like other ordinary income. Pursuant to the special cash dividend, dividends received on shares of unvested restricted stock attributable to each named executive officer were: Mr. Evans, $375,006; Mr. Zwick, $309,375; Mr. Harrington, $260,625; Mr. Lopez, $272,376; Mr. Monto, $282,795; Mr. Junkroski, $289,407; and Dr. Saboo, $365,898.
(8)	Includes the grant date fair value of restricted stock issued to Mr. Monto, Mr. Junkroski and Dr. Saboo in connection with certain anti-dilution actions taken by us in connection with the October 30, 2012 payment of a $3.00 special cash dividend to our stockholders of record as of October 16, 2012, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. See Notes 2 and 11 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these values. The 2003 Stock Incentive Plan was amended in connection with the payment of the $3.00 special cash dividend to provide that, in order to prevent an extraordinary cash dividend from diluting the rights of optionholders, our Compensation Committee has the discretion to reduce the exercise price of outstanding options so long as any such adjustment does not increase the intrinsic value of any such option, as measured prior to the ex-dividend date of such extraordinary cash dividend. As a result of the amendment, the Company recognized non-cash share-based compensation expense resulting from such anti-dilution adjustment. The options under the 2007 Equity Incentive Plan were modified by the mandated antidilutive provisions contained in the 2007 Equity Incentive Plan, and as a result, no additional non-cash share-based compensation expense was required to be recognized.
(9)	Includes lump sum payments of $46,500 and $56,100 made to Mr. Junkroski and Dr. Saboo under the Junkroski Separation Agreement and the Saboo Separation Agreement, respectively.

Grants of Plan-Based Awards

The following table provides information regarding estimated possible payouts for grants of plan based awards granted under our 2007 Equity Incentive Plan during 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	Number of Securities Underlying All Other Option Awards: Options	Exercise or Base Price Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
John Harrington	2/15/2012	40,000	—	—	$486,000
Robert Junkroski(2)	2/15/2012	50,000	—	—	$607,500
David Lopez	2/15/2012	50,000	—	—	$607,500
Richard Monto(2)	2/15/2012	50,000	—	—	$607,500
Surendra Saboo(2)	2/15/2012	60,000	—	—	$729,000
David Zwick	2/15/2012	50,000	—	—	$607,500
	11/28/2012	75,000	100,000	2.22	$292,057

(1)	Represents the grant date fair value, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. See Notes 2 and 11 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these values.
(2)	This table does not reflect the November 28, 2012 issuance of (a) 5,514 shares of restricted stock to Mr. Junkroski, (b) 87,843 shares of restricted stock to Dr. Saboo or (c) 4,966 shares of restricted stock to Mr. Monto in connection with certain anti-dilution actions taken by the Company in connection with the October 30, 2012 payment of a $3.00 special cash dividend to its stockholders of record as of October 16, 2012. The Company made the following anti-dilution adjustments to awards outstanding under the 2003 Stock Incentive Plan and 2007 Equity Incentive Plan: (1) the exercise price of options was adjusted downward by $3.00, subject to the limitations of Section 409A of the Internal Revenue Code, and (2) shares of restricted stock (available for issuance under the 2007 Equity Incentive Plan were issued to holders of outstanding options with exercise prices that could not be fully adjusted downward to account for the special dividend payment because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of restricted stock, taken together, is to provide each optionholder with the same economic value after the time that our common stock began trading ex-dividend as such optionholder had immediately prior to such time.

Outstanding Equity Awards at Year End

In connection with the payment by the Company of a special cash dividend of $3.00 on October 30, 2012 to its stockholders of record as of October 16, 2012, the Company made the following anti-dilution adjustments to awards outstanding under the 2003 Stock Incentive Plan and 2007 Equity Incentive Plan: (1) the exercise price of options was adjusted downward by $3.00, subject to the limitations of Section 409A of the Internal Revenue Code, and (2) shares of restricted stock (available for issuance under the 2007 Equity Incentive Plan were issued to holders of outstanding options with exercise prices that could not be fully adjusted downward to account for the special dividend payment because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of restricted stock, taken together, is to provide each optionholder with the same economic value after the time that our common stock began trading ex-dividend as such optionholder had immediately prior to such time. All other terms and conditions governing each award remained unchanged. The following table summarizes equity awards granted to our named executive officers that were outstanding at December 31, 2012 and, accordingly, reflects such adjustments.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration		Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable	Unexercisable(1)		($)	Date		Vested (#)		Vested ($)
G. Edward Evans	50,000	—		14.60	10/30/2018		—		—
	125,000	175,000	(a)	11.48	4/1/2021		—		—
	—	—		—	—		116,667	(3)	$1,689,338
David Zwick
	—	100,000	(b)	2.22	11/28/2022		—		—
	—	—		—	—		50,000	(4)	$570,500
	—	—		—	—		50,000	(5)	$607,500
	—	—		—	—		75,000	(6)	$166,500
John Harrington	—	—		—	—		43,750	(7)	$643,125
	—	—		—	—		40,000	(8)	$486,000
David Lopez	48,750	—		14.90	4/22/2018		—		—
	22,500	7,500	(c)	23.06	8/26/2019		—		—
	—	—		—	—		2,834	(9)	$73,854
	—	—		—	—		32,813	(10)	$392,115
							50,000	(8)	$607,500
Richard Monto	17,500	—		1.77	4/26/2017
	115,000	—		14.90	4/22/2018
	47,916	9,584	(c)	23.06	8/26/2019
							5,434	(9)	$141,610
							32,813	(10)	$392,115
							50,000	(8)	$607,500
Robert Junkroski	8,000	—		1.09	4/30/2014	(2)	—		—
	104,000	—		14.90	4/30/2014	(2)	—		—
	75,000	—		23.06	4/30/2014	(2)	—		—
Surendra Saboo	36,876	—		0.57	4/30/2014	(2)	—		—
	73,470	—		1.09	4/30/2014	(2)	—		—
	200,000	—		14.90	4/30/2014	(2)	—		—
	100,000	—		23.06	4/30/2014	(2)	—		—

(1)	Represents, on an award-by-award basis, the number of shares of common stock underlying unexercised options held by our named executive officers that were outstanding as of December 31, 2012. Prior to 2006, our named executive officers were not awarded stock options. The vesting schedules of the outstanding unvested option awards are listed below:

(a)	Represents the outstanding unvested portion of the original options granted on April 1, 2011 as of December 31, 2012. One quarter of the options granted on April 1, 2011 vested on the first anniversary date of the option grant with the remaining three quarters of the options vesting on a monthly basis over the subsequent 36 months.

(b)	Represents the outstanding unvested portion of the original options granted on November 28, 2012 as of December 31, 2012. One quarter of the options granted on November 28, 2012 will vest on the first anniversary date of the option grant with the remaining three quarters of the options vesting on a monthly basis over the subsequent 36 months.

(c)	Represents the outstanding unvested portion of the original options granted on August 26, 2009 as of December 31, 2012. One quarter of the options granted on August 26, 2009 vested on the first anniversary date of the option grant with the remaining three quarters of the options vesting annually on each anniversary of the grant date.

(2)	Under the terms of the Junkroski Separation Agreement and the Saboo Separation Agreement, the date by which options must be exercised was extended to April 30, 2014. Options not exercised by this date will be forfeited.
(3)	Represents the outstanding unvested portion of the original shares of restricted stock granted on April 1, 2011 as of December 31, 2012. One quarter of the shares of restricted stock granted on April 1, 2011 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(4)	Represents the outstanding unvested portion of the original shares of restricted stock granted on August 9, 2011 as of December 31, 2012. One quarter of the shares of restricted stock granted on August 9, 2011 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(5)	Represents the outstanding unvested portion of the original shares of restricted stock granted on January 30, 2012 as of December 31, 2012. One quarter of the shares of restricted stock granted on January 30, 2012 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(6)	Represents the outstanding unvested portion of the original shares of restricted stock granted on November 28, 2012 as of December 31, 2012. One quarter of the shares of restricted stock granted on November 28, 2012 will vest on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(7)	Represents the outstanding unvested portion of the original shares of restricted stock granted on April 13, 2011 as of December 31, 2012. One quarter of the shares of restricted stock granted on April 13, 2011 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(8)	Represents the outstanding unvested portion of the original shares of restricted stock granted on February 15, 2012 as of December 31, 2012. One quarter of the shares of restricted stock granted on February 15, 2012 vested on January 30, 2013 with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(9)	Represents the outstanding unvested portion of the original shares of restricted stock granted on August 26, 2009 as of December 31, 2012. One quarter of the shares of restricted stock granted on August 26, 2009 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.
(10)	Represents the outstanding unvested portion of the original shares of restricted stock granted on September 30, 2010 as of December 31, 2012. One quarter of the shares of restricted stock granted on September 30, 2010 vested on the first anniversary date of the award with the remaining three quarters of the shares vesting on a monthly basis over the subsequent 36 months.

Option Exercises and Stock Vested

With respect to our named executive officers, the following table provides information concerning options that were exercised and restricted stock awards that vested during 2012.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
G. Edward Evans	—	$—	83,333	$937,330
David Zwick	—	$—	25,000	$273,379
John Harrington	—	$—	31,250	$338,841
David Lopez	—	$—	23,000	$231,689
Richard Monto (1)	—	$—	31,866	$282,166
Robert Junkroski (1)	—	$—	95,098	$608,346
Surendra Saboo (1)	9,000	$93,335	203,552	$971,850

(1)	The amounts described in this table reflect the November 28, 2012 issuance and vesting of (a) 5,514 shares of restricted stock to Mr. Junkroski, (b) 87,843 shares of restricted stock to Dr. Saboo or (c) 4,966 shares of restricted stock to Mr. Monto in connection with certain anti-dilution actions taken by the Company in connection with the October 30, 2012 payment of a $3.00 special cash dividend to its stockholders of record as of October 16, 2012. The Company made the following anti-dilution adjustments to awards outstanding under the 2003 Stock Incentive Plan and 2007 Equity Incentive Plan: (1) the exercise price of options was adjusted downward by $3.00, subject to the limitations of Section 409A of the Internal Revenue Code, and (2) shares of restricted stock (available for issuance under the 2007 Equity Incentive Plan were issued to holders of outstanding options with exercise prices that could not be fully adjusted downward to account for the special dividend payment because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of restricted stock, taken together, is to provide each optionholder with the same economic value after the time that our common stock began trading ex-dividend as such optionholder had immediately prior to such time.

Potential Payments Upon Termination or Change in Control

This table shows the potential compensation due to named executive officers upon a change in control or termination of employment – related or unrelated to a change in control – by us without cause or by the executive with good reason, due to the executive’s death or disability, and by us with cause or by the executive without good reason. The amounts shown assume that a change in control or termination of employment was effective December 31, 2012. The amounts shown are only estimates of the amounts that would be due to the executives upon a change in control or termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts due can only be determined at the time of a change in control or separation. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible change in control or termination event were to occur.

Name of Executive Officer(1)	Termination without Cause(2) or resignation with Good Reason(3) or Any Reason After Receiving a Notice of Non-Renewal Outside of a Change of Control(4)	Termination with Cause(2) or resignation without Good Reason(3) Outside of a Change of Control(5)	Disability(6)(7)	Death(7)	Change of Control(8)	Termination without Cause(2) or resignation with Good Reason(3) or Any Reason After Receiving a Notice of Non-Renewal following Change of Control(8)(9)(10)
G. Edward Evans
Estimated Value of Cash Payment	$525,461	$30,461	$30,461	$30,461	N/A	$1,020,461
Estimated Value of Equity Awards	$64,250	N/A	$299,833	$299,833	$149,917	$299,834
Total	$589,711	$30,461	$330,294	$330,294	$149,917	$1,320,295
David Zwick
Estimated Value of Cash Payment	$297,231	$17,231	$17,231	$17,231	N/A	$577,231
Estimated Value of Equity Awards	$69,604	N/A	$690,688	$690,688	$353,375	$706,750
Total	$366,835	$17,231	$707,919	$707,919	$353,375	$1,283,981
John Harrington
Estimated Value of Cash Payment	$276,000	$16,000	$16,000	$16,000	N/A	$536,000
Estimated Value of Equity Awards	$60,502	N/A	$215,238	$215,238	$107,619	$215,238
Total	$336,502	$16,000	$231,238	$231,238	$107,619	$751,238
David Lopez
Estimated Value of Cash Payment	$244,154	$14,154	$14,154	$14,154	N/A	$474,154
Estimated Value of Equity Awards	$75,065	N/A	$220,110	$220,110	$110,055	$220,110
Total	$319,219	$14,154	$234,264	$234,264	$110,055	$694,264
Richard Monto
Estimated Value of Cash Payment	$280,246	$16,246	$16,246	$16,246	N/A	$544,246
Estimated Value of Equity Awards	$80,077	N/A	$226,792	$226,792	$113,396	$226,792
Total	$360,323	$16,246	$243,038	$243,038	$113,396	$771,038
Robert Junkroski(11)
Estimated Value of Cash Payment	N/A	N/A	N/A	N/A	N/A	N/A
Estimated Value of Equity Awards	N/A	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A	N/A	N/A
Surendra Saboo(12)
Estimated Value of Cash Payment	N/A	N/A	N/A	N/A	N/A	N/A
Estimated Value of Equity Awards	N/A	N/A	N/A	N/A	N/A	N/A
Total	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The amounts described in this table represent compensation provided under the executive’s employment agreement, the 2003 Stock Incentive Plan and the 2007 Equity Incentive Plan. The table excludes certain amounts due pursuant to plans that are available generally to all salaried employees.
(2)	“Cause” for purposes of the 2003 Stock Incentive Plan has the meaning given in any employment agreement with the optionee (or holder of restricted stock or other rights), if applicable, or if there is no such agreement, as determined by the Compensation Committee, which may determine that “cause” includes among other matters the willful failure or refusal of the optionee (or holder of restricted stock or other rights) to perform and carry out his or her assigned duties and responsibilities diligently and in a manner satisfactory to the Compensation Committee.

“Cause” for purposes of the 2007 Equity Incentive Plan means the occurrence of one or more of the following events:

(i) Conviction of a felony or any crime or offense lesser than a felony involving the property of the Company or a Subsidiary;

(ii) Conduct that has caused demonstrable and serious injury to the Company or a Subsidiary, monetary or otherwise;

(iii) Willful refusal to perform or substantial disregard of duties properly assigned, as determined by the Company or a Subsidiary, as the case may be; or

(iv) Breach of duty of loyalty to the Company or a Subsidiary or any act of fraud or dishonesty with respect to the Company or a Subsidiary.

“Cause”	for purposes of the named executive officers’ employment agreements means any of the following:

(i) Executive’s willful misconduct in the performance of his duties for the Company, or Executive’s willful failure to abide by or comply with any legal policy or directive of the Board;

(ii) conviction of or plea of guilty or any other plea other than “not guilty” to a felony, or any crime involving dishonesty or moral turpitude;

(iii) the violation by Executive of any material provision of this Agreement which either is not cured within ten (10) days after written notice is given to Executive by the Company or constitutes a habitual breach; or

(iv) Executive’s dishonesty, misappropriation or fraud with regard to the business or affairs of the Company or its affiliates.

(3)	“Good Reason” for purposes of the named executive officers’ employment agreements means, without Executive’s written consent:

(i)	a material adverse change in Executive’s title or the duties assigned to Executive; or

(ii)	any material failure by the Company to comply with its obligations under this Agreement,

but in each such case only if Executive has provided notice to the Company of the existence of the condition described in clause (i) or (ii) of this definition within ninety (90) days following the initial existence of the condition, and the Company has not remedied such condition within thirty (30) days after receiving such notice.

(4)	With respect to Messrs. Evans, Zwick, Harrington, Monto and Lopez:

Estimated Value of Cash Payment represents cash payments of any unpaid base salary through the date of termination and any accrued vacation pay and severance pay equal to 12 months’ base salary.

Estimated Value of Equity Awards represents the difference between the exercise price and the value of our common stock on December 31, 2012 with respect to any unvested stock options, and the value of our common stock on December 31, 2012 with respect to unvested restricted stock, as the case may be, held by the executive that are subject to accelerated vesting upon termination without cause or resignation following receipt of a notice of non-renewal in the absence of a change of control.

With respect to Mr. Junkroski:

Mr. Junkroski stepped down as our Chief Financial Officer and Executive Vice President effective October 1, 2012. Under the terms of the Junkroski Separation Agreement, in lieu of any payments payable to Mr. Junkroski pursuant to his employment agreement, Mr. Junkroski is to receive an amount equal to twelve months’ base salary, calculated at a rate of $310,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Mr. Junkroski also received a lump sum payment in the amount of $46,500 in November 2012. The Junkroski Separation Agreement also provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Mr. Junkroski that would have otherwise vested within 18 months of his departure. Thus, on November 1, 2012, $312,504 of Mr. Junkroski’s unvested equity awards vested immediately.

With respect to Dr. Saboo:

Dr. Saboo stepped down as our President and Chief Operating Officer effective October 1, 2012. Under the terms of the Saboo Separation Agreement, in lieu of any payments payable to Dr. Saboo pursuant to his existing employment agreement, Dr. Saboo is to receive an amount equal to twelve months’ base salary, calculated at a rate of $374,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Dr. Saboo also received a lump sum payment in the amount of $56,100 in November 2012. The Saboo Separation Agreement also provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Dr. Saboo that would have otherwise vested within 18 months of his departure. Thus, on November 1, 2012, $398,702 of Dr. Saboo’s unvested equity awards vested immediately.

(5)	Estimated Value of Cash Payment represents cash payments of any unpaid base salary through the date of termination and any accrued vacation pay and any unreimbursed business expenses.

Estimated Value of Equity Awards are not subject to acceleration upon a termination with Cause or resignation without Good Reason.

(6)	“Disability” for purposes of the 2003 Stock Incentive Plan has the meaning assigned in Section 22(e)(3) of the Internal Revenue Code: “[a]n individual is permanently and totally disabled if he is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. An individual shall not be considered to be permanently and totally disabled unless he furnishes proof of the existence thereof in such form and manner, and at such times, as the Secretary may require.”

“Disability” for purposes of the 2007 Equity Incentive Plan means a disability that would entitle an eligible participant to payment of monthly disability payments under any Company disability plan or as otherwise determined by the Committee.

“Disability” for purposes of the named executive officers’ employment agreements means Executive is prevented by illness, accident, disability or any other physical or mental condition (to be determined by means of a written opinion of a competent medical doctor chosen by mutual agreement of the Company and Executive or Executive’s personal representative(s)) from substantially performing Executive’s duties and responsibilities hereunder for one (1) or more periods totaling ninety (90) days in any twelve (12)-month period.

(7)	Estimated Value of Cash Payment represents cash payments of any unpaid base salary through the date of termination and any accrued vacation pay and any unreimbursed business expenses.

Estimated Value of Equity Awards represents the difference between the exercise price and the value of our common stock on December 31, 2012 with respect to any unvested stock options, and the value of our common stock on December 31, 2012 with respect to unvested restricted stock, as the case may be, held by the executive as of December 31, 2012.

(8)	“Change of control” for purposes of the 2003 Stock Incentive Plan is any transaction or series of related transactions whether by consolidation, merger, sale or issuance of equity securities, or sale or transfer of all or substantially all of our assets, or otherwise, that results in our equity holders immediately prior to such transaction or series of transactions owning less than 50% of the equity or voting power of the surviving entity, or controlling less than 50% of our assets, thereafter.

“Change in control” for purposes of the 2007 Equity Incentive Plan means the occurrence of one of the following events:

(i) if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Exchange Act or any successors thereto, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act or any successor thereto), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities;

(ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board and any new directors whose election by the Board or nomination for election by the Company’s stockholders was approved by at least two thirds of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved cease for any reason to constitute a majority thereof;

(iii) consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation (A) which would result in all or a portion of the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of the Company is not affected and following which the Company’s chief executive officer and directors retain their positions with the Company (and constitute at least a majority of the Board); or

(iv) consummation of a plan of complete liquidation of the Company or a sale or disposition by the Company of all or substantially all the Company’s assets.

“Change of control” for purposes of the named executive officers’ employment agreements means any transaction or series of related transactions whether by consolidation, merger, sale or issuance of equity securities, or sale or transfer of all or substantially all of the Company’s assets, or otherwise, in which any one person, or more than one person acting as a group:

(i) acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of the Company; or

(ii) acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than forty (40) percent of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions (excluding any asset transferred to (A) stockholder of the Company (immediately before the asset transfer) in exchange for or with respect to its stock, (B) an entity, fifty (50) percent or more of the total value or voting power of which is owned, directly or indirectly, by the Company, (C) a person, or more than one person acting as a group, that owns, directly or indirectly, fifty (50) percent or more of the total value or voting power of all the outstanding stock of the Company, or (D) an entity, at least 50 percent of the total value or voting power of which is owned, directly or indirectly, by a person described in clause (ii)(C) of this definition).

This definition is intended to comply with the definitions of “change in ownership” of a corporation and “change in ownership of a substantial portion of the assets” of a corporation set forth in the Treasury Regulations issued under section 409A(a)(2)(A)(v) of the Internal Revenue Code and shall be interpreted in a manner consistent with such intention.

(9)	The amounts described in this column represent compensation due to a named executive officer assuming that he or she is either terminated without cause or resigns with (or, in the case of Mr. Evans, without) good reason within twelve (12) months of a change in control.

Estimated Value of Cash Payment represents cash payments of any unpaid base salary through the date of termination, and any accrued vacation pay, and severance pay equal to twenty-four (24) months’ base salary.

Estimated Value of Equity Awards represents the difference between the exercise price and the value of our common stock on December 31, 2012 with respect to any unvested stock options, and the value of our common stock on December 31, 2012 with respect to unvested restricted stock, as the case may be, held by the executive that are subject to accelerated vesting upon termination without cause or resignation with good reason in connection with a change of control.

(10)	The amounts listed in this column represent estimates of total compensation due to our named executive officers at the time of a change of control and at termination without cause or resignation with good reason, or any reason after receiving a notice of non-renewal, following a change of control.
(11)	Mr. Junkroski stepped down as our Chief Financial Officer and Executive Vice President effective October 1, 2012. Under the terms of the Junkroski Separation Agreement, in lieu of any payments payable to Mr. Junkroski pursuant to his employment agreement, Mr. Junkroski is to receive an amount equal to twelve months’ base salary, calculated at a rate of $310,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Mr. Junkroski also received a lump sum payment in the amount of $46,500 in November 2012. The Junkroski Separation Agreement also provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Mr. Junkroski that would have otherwise vested within 18 months of his departure. Thus, on November 1, 2012, $312,504 of Mr. Junkroski’s unvested equity awards vested immediately.

(12)	Dr. Saboo stepped down as our President and Chief Operating Officer effective October 1, 2012. Under the terms of the Saboo Separation Agreement, in lieu of any payments payable to Dr. Saboo pursuant to his existing employment agreement, Dr. Saboo is to receive an amount equal to twelve months’ base salary, calculated at a rate of $374,000 per annum, which will be paid in equal bi-weekly installments in accordance with the Company’s regular payroll payment schedule; provided that any payments that would otherwise be made during the six months following termination shall instead be paid on May 1, 2013 (which accumulated payment shall include interest at the prime rate plus two percent). Dr. Saboo also received a lump sum payment in the amount of $56,100 in November 2012. The Saboo Separation Agreement also provided for the acceleration of vesting of those stock options and restricted stock awards previously granted to Dr. Saboo that would have otherwise vested within 18 months of his departure. Thus, on November 1, 2012, $398,702 of Dr. Saboo’s unvested equity awards vested immediately.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans sponsored by us. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. See “—Elements of Compensation—Retirement Plan” for a description of the 401(k) retirement plan which we maintain.

Non-Employee Director Compensation and Benefits

The following table summarizes our estimate of the compensation that our non-employee directors earned for services as members of our Board or any committee thereof during 2012, including amounts for meetings through December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($) (2)(3)	Option Awards($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(4)(5)	Total ($)
James Hynes	$85,000	(a)	$—	$—	$—	$—	$—	$85,000
Peter Barris(6)	59,624	(b)	—	—	—	—	—	59,624
Robert Hawk(7)	45,500	(c)	—	—	—	—	—	45,500
Lawrence Ingeneri	105,000	(d)	—	—	—	—	—	105,000
Edward Greenberg	92,245	(e)	—	—	—	—	—	92,245
Timothy Samples	52,245	(f)	—	—	—	—	—	52,245
Rian Wren	110,000	(g)	—	—	—	—	47,081	157,081

(1)	Reflects annual fees paid to our non-employee directors for their Board service during 2012.

(a)	Reflects fees of $50,000 and $35,000 in respect of Mr. Hynes’ Board service and in connection with his being Chairman of the Board, respectively.

(b)	Reflects fees of $19,624 in respect of Mr. Barris’ Board service and a one-time payment of $40,000 in respect of Mr. Barris’ service on a special committee. Mr. Barris’ term on the Board expired on May 23, 2012.

(c)	Reflects fees of $35,000 and $10,500 in respect of Mr. Hawk’s Board service and in connection with his being Chairman of both our Compensation Committee and our Nominating and Corporate Governance Committee, respectively. Mr. Hawk resigned from the Board effective September 12, 2012.

(d)	Reflects fees of $50,000 and $15,000 in respect of Mr. Ingeneri’s Board service and in connection with his being Chairman of our Audit Committee, respectively, and a one-time payment of $40,000 in respect of Mr. Ingeneri’s service on a special committee.

(e)	Reflects fees of $50,000 and $2,245 in respect of Mr. Greenberg’s Board service and in connection with his being Chairman of our Nominating and Corporate Governance Committee on and after September 12, 2012, respectively, and a one-time payment of $40,000 in respect of Mr. Greenberg’s service on a special committee.

(f)	Reflects fees of $50,000 and $2,245 in respect of Mr. Samples’ Board service and in connection with his being Chairman of our Compensation Committee on and after September 12, 2012, respectively.

(g)	Reflects fees of $50,000 in respect of Mr. Wren’s Board service and a one-time payment of $60,000 in respect of Mr. Wren’s service as chairman of a special committee.

(2)	Represents the grant date fair value of stock options and restricted stock awarded to each director in 2012, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. For an additional discussion of the assumptions used for purposes of determining stock-based compensation during 2012 see Notes 2 and 11 to the consolidated financial statements included in the Original Filing.
(3)	The aggregate number of shares subject to option awards (representing unexercised option awards—both exercisable and unexercisable) and unvested shares of restricted stock awards held by each non-employee director at December 31, 2012 is as follows:

	Number of Shares Subject to Option Awards (Exercisable and Unexercisable) Held as of December 31, 2012 (#)		Number of Shares Restricted Stock Awards (Unvested) Held as of December 31, 2012 (#)
James Hynes	—		9,390	(c)
Peter Barris	30,000	(a)(b)	—
Robert Hawk	—		—
Lawrence Ingeneri	—		9,390	(c)
Edward Greenberg	—		2,434	(d)
Timothy Samples	—		2,434	(d)
Rian Wren	502,924		2,270

(a)	One quarter of the options to which this note relates vested on October 11, 2007, and the remaining options vested on a monthly basis over the subsequent 36 months.

(b)	In connection with Mr. Barris’ departure from the Board, the Board determined that Mr. Barris’ options shall remain exercisable through July 10, 2013.

(c)	These shares will vest on November 16, 2013.

(d)	These shares will vest on a monthly basis through May 26, 2013.

(4)	In accordance with Item 402(k)(2)(vii) of Regulation S–K and the adopting release thereto (Release 33–8732A), the dividends received on shares of unvested restricted stock by virtue of the dividend rights contained in the restricted stock award agreements and in connection with the October 30, 2012 payment of a $3.00 special cash dividend to our stockholders of record as of October 16, 2012 are not reflected in this column. As required by relevant tax law, dividends received on shares of unvested restricted stock are treated as ordinary income for income tax purposes. Pursuant to the special cash dividend, dividends received on shares of unvested restricted stock attributable to each non-employee director were: Mr. Hynes, $56,334; Mr. Barris, $0; Mr. Hawk, $0; Mr. Ingeneri, $56,334; Mr. Greenberg, $11,682; Mr. Samples, $11,682; and Mr. Wren, $10,215.
(5)

Includes the grant date fair value of 21,217 shares of restricted stock issued to Mr. Wren in connection with certain anti-dilution actions taken by us in connection with the October 30, 2012 payment of a $3.00 special cash dividend to our stockholders of record as of October 16, 2012, computed in accordance with ASC Topic 718 (formerly FAS 123R). The grant date fair value is generally the amount that we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures. See Notes 2 and 11 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these values. The 2003 Stock Incentive Plan was amended in connection with the payment of the $3.00 special cash dividend to provide that, in order to prevent an extraordinary cash dividend from diluting the rights of optionholders, our Compensation Committee has the discretion to reduce the exercise price of outstanding options so long as any such adjustment does not increase the intrinsic value of any such option, as measured prior to the ex-dividend date of such extraordinary cash dividend. As a result of the amendment, the Company recognized non-cash share-based compensation expense resulting from such anti-dilution adjustment. The options under the 2007 Equity Incentive Plan were modified by the mandated antidilutive provisions contained in the 2007 Equity Incentive Plan, and as a result, no additional non-cash share-based compensation expense was required to be recognized.
(6)	Mr. Barris’ term on the Board expired on May 23, 2012.
(7)	Mr. Hawk resigned from the Board effective September 12, 2012.

Director compensation is reviewed annually by the Compensation Committee and, except as described above, paid quarterly in the form of either cash or stock consideration as determined by the Compensation Committee. For 2013, annual director compensation (not including compensation for serving as Chairman of our Board or any committee) is targeted to equal $150,000 in the form of cash and/or stock consideration to be paid on a quarterly basis. Mr. Beatty, who was appointed to our Board on April 4, 2013, will receive an amount prorated based on the portion of the year served as a director.

In addition, directors are reimbursed for their business expenses related to their attendance at Board and committee meetings, including room, meals and transportation to and from Board and committee meetings (e.g., commercial flights, cars and parking).

Limitations on Liability and Indemnification Matters

As permitted by the Delaware General Corporation Law, we adopted provisions in our amended and restated certificate of incorporation that limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. However, these provisions do not eliminate or limit the liability of any of our directors for:

• any breach of the director’s duty of loyalty to us or our stockholders;

• acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

• under Section 174 of the Delaware General Corporation Law, which related to unlawful payments or dividends or unlawful stock repurchases or redemptions; or

• any transaction from which the director derived an improper personal benefit.

Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act or failure to act, or any cause of action, suit or claim that would accrue or arise prior to any amendment or repeal or adoption of an inconsistent provision. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, the certificate of incorporation provides that we must indemnify our directors, officers and certain other agents to the fullest extent permitted under Delaware law, and we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions.

In addition to the indemnification provided for in our certificate of incorporation, we have and may in the future enter into separate indemnification agreements with each of our directors and named executive officers which are broader than the specific indemnification provisions contained in our certificate of incorporation. These indemnification obligations may require us, among other things, to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his service as one of our directors or executive officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Directors’ and Officers’ Insurance

We currently maintain a directors’ and officers’ liability insurance policy that provides our directors and officers with liability coverage relating to certain potential liabilities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our common stock as of April 2, 2013 by:

•	each of our directors;

•	each of our named executive officers;

•	each person known by us to beneficially own 5% or more of our outstanding common stock; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 32,387,247 shares of common stock outstanding as of April 2, 2013. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 2, 2013 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Certain equity awards granted to certain officers listed in this table may vest on an accelerated basis depending upon the outcome of this election. For more information about such possible accelerated vesting, please see Appendix A. Except as otherwise set forth below, the street address of each beneficial owner is c/o Neutral Tandem, Inc. d/b/a Inteliquent, 550 West Adams Street, Suite 900, Chicago, Illinois 60661.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage
Holders of more than 5% of our voting securities
BlackRock, Inc. (1) 40 East 52nd Street New York, NY 10022	3,297,268		10.2%
Clinton Group, Inc. (2) 9 West 57th Street, 26th Floor New York, NY 10019	1,720,657		5.3%
Directors and named executive officers
G. Edward Evans(3)	367,023		1.1%
Edward M. Greenberg(4)	11,680	*
James P. Hynes(5)	793,275		2.4%
Timothy A. Samples(6)	21,680	*
Lawrence M. Ingeneri(7)	75,155	*
Rian J. Wren(8)	570,956		1.8%
Joseph A. Beatty	—		—
David Zwick(9)	207,358	*
Robert M. Junkroski(10)	385,767		1.2%
David Lopez(11)	165,987	*
Surendra Saboo(12)	678,222		2.1%
John Harrington(13)	106,483	*
Richard Monto(14)	318,258		1.0%
All directors and executive officers as a group (11 persons)	2,639,328		8.1%

*	Under 1.0%
(1)	According to a Schedule 13G/A filed with the SEC on January 11, 2013 by BlackRock, Inc. and affiliated entities (“BlackRock”), as of December 31, 2012, BlackRock is the beneficial owner of 3,297,268 shares, as to which it has sole voting power and sole dispositive power. The following affiliates of BlackRock, Inc. are included in the filing: BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock Asset Management Ireland Limited. BlackRock’s address is 40 East 52nd Street, New York, NY 10022.
(2)	According to a Schedule 13D/A filed with the SEC on February 13, 2013 by Clinton Spotlight Master Fund, L.P., Clinton Magnolia Master Fund, Ltd., Clinton Relational Opportunity Master Fund, L.P., Clinton Retail Opportunity Partnership, L.P., Clinton Group, Inc. and George E. Hall (collectively, “Clinton”) and Richard Katz, as of February 13, 2013, Clinton had shared voting power and shared dispositive power over 1,718,657 shares and Mr. Katz had sole voting power and sole dispositive power over 2,000 shares.
(3)	Consists of (a) 21,758 shares of common stock owned by Mr. Evans, (b) 100,000 shares of restricted stock owned by Mr. Evans, which will vest on a monthly basis until April 1, 2015, (c) 32,765 shares of restricted stock owned by Mr. Evans, which will vest on an annual basis until March 15, 2017 and (d) 212,500 shares subject to options that are exercisable within 60 days of April 2, 2013.

(4)	Consists of (a) 10,706 shares of common stock owned by Mr. Greenberg and (b) 974 shares of restricted stock owned by Mr. Greenberg, which will vest on a monthly basis until May 26, 2013.
(5)	Consists of (a) 783,885 shares of common stock owned by Mr. Hynes and (b) 9,390 shares of restricted stock owned by Mr. Hynes, which will vest on November 16, 2013.
(6)	Consists of (a) 20,706 shares of common stock owned by Mr. Samples and (b) 974 shares of restricted stock owned by Mr. Samples, which will vest on a monthly basis until May 26, 2013.
(7)	Consists of (a) 65,765 shares of common stock owned by Mr. Ingeneri and (b) 9,390 shares of restricted stock owned by Mr. Ingeneri, which will vest on November 16, 2013.
(8)	Consists of (a) 68,032 shares of common stock owned by Mr. Wren and (b) 502,924 shares subject to options that are exercisable within 60 days of April 2, 2013.
(9)	Consists of (a) 30,452 shares of common stock owned by Mr. Zwick, (b) 45,313 shares of restricted stock owned by Mr. Zwick, which will vest on a monthly basis through August 9, 2015, (c) 35,417 shares of restricted stock owned by Mr. Zwick, which will vest on a monthly basis through January 30, 2016, (d) 75,000 shares of restricted stock, one quarter of which will vest on November 28, 2013 with the remaining shares vesting on a monthly basis over the subsequent 36 months and (e) 21,176 shares of restricted stock owned by Mr. Zwick, which will vest on an annual basis through March 15, 2017.
(10)	Consists of (a) 198,767 shares of common stock owned by Mr. Junkroski and (b) 187,000 shares subject to options that are exercisable within 60 days of April 2, 2013.
(11)	Consists of (a) 25,305 shares of common stock owned by Mr. Lopez , (b) 35,418 shares of restricted stock owned by Mr. Lopez, which will vest on a monthly basis until January 30, 2016, (c) 28,125 shares of restricted stock owned by Mr. Lopez, which will vest on a monthly basis until September 30, 2014, (d) 1,771 shares of restricted stock owned by Mr. Lopez, which will vest on a monthly basis until August 26, 2013, (e) 4,118 shares of restricted stock owned by Mr. Lopez, which will vest on an annual basis through March 15, 2017, and (f) 71,250 shares subject to options that are exercisable within 60 days of April 2, 2013.
(12)	Consists of (a) 267,876 shares of common stock owned by Dr. Saboo and (b) 410,346 shares subject to options that are exercisable within 60 days of April 2, 2013.
(13)	Consists of (a) 31,910 shares of common stock owned by Mr. Harrington, (b) 39,063 shares of restricted stock owned by Mr. Harrington, which will vest on a monthly basis until April 13, 2015, (c) 28,334 shares of restricted stock owned by Mr. Harrington, which will vest on a monthly basis until January 30, 2016, and (d) 7,176 shares of restricted stock owned by Mr. Harrington, which will vest on an annual basis through March 15, 2017.
(14)	Consists of (a) 57,737 shares of common stock owned by Mr. Monto, (b) 28,125 shares of restricted stock owned by Mr. Monto, which will vest on a monthly basis until September 30, 2014, (c) 3,396 shares of restricted stock owned by Mr. Monto, which will vest on a monthly basis until August 26, 2013, (d) 35,418 shares of restricted stock owned by Mr. Monto, which will vest on a monthly basis until January 30, 2016, (e) 7,176 shares of restricted stock owned by Mr. Monto, which will vest on an annual basis through March 15, 2017 and (f) 186,406 shares subject to options that are exercisable within 60 days of April 2, 2013.

Information relating to securities authorized under our equity compensation plans as of December 31, 2012 is set forth in Footnote 11 to the audited financial statements included in the Original Filing. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Prior to the completion of our initial public offering, our Board adopted a statement of policy relating to the Audit Committee’s review and approval of transactions with related persons that are required to be disclosed in proxy statements by SEC regulations, which we refer to as “related person transactions.” A “related person” is defined under the applicable SEC regulation and includes our directors, executive officers, and 5% or more beneficial owners of our common stock. The Audit Committee administers procedures adopted by our Board with respect to related person transactions and reviews all such transactions. At times, it may be advisable to initiate a transaction before the Audit Committee has evaluated it, or a transaction may begin before discovery of a related person’s participation. In such instances, management consults with the Chairman of the Audit Committee to determine the appropriate course of action, which may include the Audit Committee’s subsequent ratification of such transaction. Approval or ratification of a related person transaction requires the affirmative vote of the majority of disinterested directors on the Audit Committee. It is our policy that directors interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest. In approving or ratifying any related person transaction, the Audit Committee shall consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: the benefits to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Audit Committee periodically reports on its activities to the Board.

Vonage Holdings Corp.’s Transactions with Our Company

Vonage Holdings Corp. (“Vonage”) purchases access from us to terminate certain of their customer’s domestic phone calls. In 2012, Vonage paid us approximately $1.0 million for these services. Peter Barris, who served as a member of the board of directors of Vonage until August 31, 2012 and is Managing General Partner of New Enterprise Associates, a holder of more than 5% of Vonage’s voting capital stock, served as a member of our Board until his term expired on May 23, 2012.

The amounts we were paid by Vonage for our services were based upon competitive arms-length negotiations.

Rule 10b5-1 Trading Plans

Certain of our named executive officers and directors and other officers have adopted written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from such director or executive officer. Any director or executive officer party to such plan may amend or terminate it in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Director Independence

The Board has determined that each of the directors, with the exception of Mr. Wren and Mr. Evans, qualifies as “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq marketplace rules. The Board has not adopted categorical standards in making its determination of independence and instead relies on standards set forth in the Nasdaq marketplace rules.

All of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq marketplace rules. All members of the Audit Committee are “independent” as defined by the rules of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for audit and other services provided by Deloitte & Touche LLP for years 2012 and 2011.

	2012	2011
Audit Fees(1) ($)	1,087,000	981,000
Audit-Related Fees ($)	165,000	65,000
Tax Fees(2) ($)	38,000	68,000
All Other Fees(3) ($)	2,200	2,200

Total ($)	1,292,200	1,116,200

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and the review of our quarterly financial statements, including related services such as comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)	Tax fees represent fees billed for professional services provided in connection with tax compliance, tax advice and tax planning.
(3)	All other fees represent a subscription fee for an on-line research service providing access to accounting literature.

The Audit Committee has adopted a policy of pre-approval of audit and permitted non-audit services by our independent registered public accounting firm. The Chairman of the Audit Committee has been delegated authority to pre-approve such services on behalf of the Audit Committee, provided that such pre-approved services are reported to the full Audit Committee at its next scheduled meeting.

All services performed by our independent registered public accounting firm were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The consolidated financial statements and notes that are required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules.

The financial statements schedules required to be filed in our Annual Report on Form 10-K are included in Part IV of the Original Filing.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated herein by reference.

Exhibit Number	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between Neutral Tandem, Inc., on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (1)

3.1	Amended and Restated Certificate of Incorporation of Neutral Tandem, Inc. (2)

3.2	Amended and Restated Bylaws of Neutral Tandem, Inc. (3)

4.1	Specimen certificate evidencing shares of common stock (2)

10.1	Form of Indemnification Agreement (2)

10.2	Form of Proprietary Information and Inventions Agreement (2)

10.3	Form of Customer Agreement (2)

10.4	Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.5	Amendment No. 1 to Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.6	Amendment No. 2 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.7	Amendment No. 3 Neutral Tandem, Inc. 2003 Stock Incentive Plan (2)

10.8	Amendment No. 4 to Neutral Tandem, Inc. Stock Option and Stock Incentive Plan (4)

10.9	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.10	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (5)

10.11	Joinder Agreement dated March 13, 2008 between Neutral Tandem, Inc. and Rian J. Wren (6)

10.12	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.13	Neutral Tandem, Inc. Amended and Restated 2007 Long Term Equity Incentive Plan (7)

10.14	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and Neutral Tandem, Inc. (8)

10.15	Employment Agreement dated October 1, 2010, by and between David Lopez and Neutral Tandem, Inc. (9)

10.16	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and Neutral Tandem, Inc. (9)

10.17	Agreement on Effect of Retirement on Unvested Equity Awards; Transition Services dated February 16, 2011, by and between Rian Wren and Neutral Tandem, Inc. (10)

10.18	Letter Agreement dated April 18, 2011 by and among Neutral Tandem, Inc., Spotlight Advisors, LLC, George Allen and Clinton Group, Inc. (11)

10.19	Employment Agreement dated April 1, 2011, by and between G. Edward Evans and Neutral Tandem, Inc. (12)

10.20	Employment Agreement dated April 13, 2011, by and between John Harrington and Neutral Tandem, Inc. (12)

10.21	Employment Agreement dated October 1, 2012, by and between David Zwick and Neutral Tandem, Inc. (13)

10.22	Separation Agreement and General Release dated October 28, 2012, by and between Robert M. Junkroski and Neutral Tandem, Inc. (14)

10.23	Separation Agreement and General Release effective November 2, 2012 by and between Surendra Saboo and Neutral Tandem, Inc. (15)

10.24	Credit Agreement dated March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto (16)

21.1	Subsidiaries of the Registrant (17)

23.1	Consent of Deloitte & Touche LLP (17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101.INS	XBRL Instance Document (17)

101.SCH	XBRL Taxonomy Extension Schema Document (17)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (17)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (17)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (17)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (17)

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 30, 2012 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 13, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-K filed on May 7, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 16, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 8-K filed on April 19, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 4, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 29, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 18, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2013.

NEUTRAL TANDEM, INC.

By:	/ S / G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer