Form 10-Q
period 2013-03-31
Neutral Tandem Inc
filed 2013-05-08
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2013, 32,385,912 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

NEUTRAL TANDEM, INC.

PART I. FINANCIAL INFORMATION

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,445	$31,479
Receivables, net of allowance of $1,956 and $2,005, respectively	45,229	42,833
Deferred income taxes-current	657	1,210
Prepaid expenses	8,661	11,203

Total current assets	91,992	86,725
Property and equipment — net	52,341	53,517
Restricted cash	125	962
Deferred income taxes-non-current	4,302	2,710
Other assets	1,867	1,686

Total assets	$150,627	$145,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,700	$12,385
Accrued liabilities:
Taxes payable	10,029	8,298
Circuit cost	11,431	13,200
Rent	1,897	1,831
Payroll and related items	4,288	4,507
Other	5,452	4,833

Total current liabilities	42,797	45,054
Other liabilities	770	1,453

Total liabilities	43,567	46,507
Shareholders’ equity:
Preferred stock — par value of $.001; 50,000 authorized shares; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock — par value of $.001; 150,000 authorized shares; 32,389 shares and 32,345 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	32	32
Less treasury stock, at cost; 3,083 shares at March 31, 2013 and December 31, 2012	(50,103)	(50,103)
Additional paid-in capital	200,596	199,331
Accumulated other comprehensive loss	(5,078)	(4,904)
Retained earnings	(38,387)	(45,263)

Total shareholders’ equity	107,060	99,093

Total liabilities and shareholders’ equity	$150,627	$145,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenue	$69,667	$70,696
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	33,486	30,515
Operations	10,344	11,551
Sales and marketing	4,172	4,034
General and administrative	5,016	6,738
Depreciation and amortization	5,444	7,300
Gain on disposal of fixed assets	—	(105)

Total operating expense	58,462	60,033

Income from operations	11,205	10,663

Other expense (income):
Interest income	(2)	(3)
Other income	(27)	(13)
Foreign exchange loss (gain)	501	(227)

Total other expense (income)	472	(243)

Income before income taxes	10,733	10,906
Provision for income taxes	3,833	4,251

Net income	$6,900	$6,655

Net income per share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21
Weighted average number of shares outstanding:
Basic	32,337	31,664
Diluted	32,453	32,058

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income	$6,900	$6,655

Other comprehensive income (loss):
Foreign currency translation	(174)	2,702

Total other comprehensive income (loss)	(174)	2,702

Comprehensive income	6,726	9,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating
Net income	$6,900	$6,655
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	5,444	7,300
Deferred income taxes	(1,039)	(965)
Gain on disposal of fixed assets	—	(105)
Non-cash share-based compensation	1,870	3,116
Loss (gain) on intercompany foreign exchange transactions	250	(326)
Excess tax deficiency associated with share-based payments	488	62
Changes in assets and liabilities:
Receivables	(2,848)	2,400
Other current assets	2,337	(1,973)
Other noncurrent assets	(195)	64
Accounts payable	(1,005)	(1,305)
Accrued liabilities	(164)	1,265
Noncurrent liabilities	(23)	428

Net cash provided by operating activities	12,015	16,616

Investing
Purchase of equipment	(6,154)	(9,122)
Proceeds from sale of equipment	—	100
Decrease in restricted cash	837	—

Net cash used for investing activities	(5,317)	(9,022)

Financing
Proceeds from the exercise of stock options	—	8
Restricted shares withheld to cover employee taxes paid	(117)	(256)
Excess tax deficiency associated with share-based payments	(488)	(62)

Net cash used for financing activities	(605)	(310)

Effect of exchange rate changes on cash	(127)	186
Net increase in cash and cash equivalents	5,966	7,470
Cash and cash equivalents — Beginning	31,479	90,279

Cash and cash equivalents — End	$37,445	$97,749

Supplemental disclosure of cash flow information:
Cash paid for taxes	$979	$6,160
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of equipment	$1,848	$4,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUTRAL TANDEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts and as noted)

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Neutral Tandem, Inc. d/b/a Inteliquent (the Company) provides U.S. and international voice, IP Transit and Ethernet telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. The Company also provides its solutions to customers, like content providers, who also typically do not have their own network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated statements of income for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At March 31, 2013, the Company had $30.6 million of cash in banks and $6.8 million in two money market mutual funds. At December 31, 2012, the Company had $30.7 million of cash in banks and $0.8 million in two money market mutual funds.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Property and Equipment — Property and equipment is recorded at cost. These values are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is periodically evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Revenue Recognition — The Company generates revenue from sales of its voice, IP Transit and Ethernet services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. The rates charged per minute are determined by contracts between the Company and its customers or by filed and effective tariffs.

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

Three Months Ended March 31,	2013	2012
Numerator:
Net income applicable to common shareholders	$6,900	$6,655
Denominator:
Weighted average common shares outstanding	32,337	31,664
Effect of dilutive securities:
Stock options	116	394

Denominator for diluted earnings per share	32,453	32,058
Net earnings per share:
Basic — as reported	$0.21	$0.21
Diluted — as reported	$0.21	$0.21

Outstanding share-based awards of 3.6 million and 2.8 million were outstanding during the three months ended March 31, 2013 and March 31, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2013 and 2012, the undistributed earnings allocable to participating securities were $0.2 million and $0.3 million, respectively.

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

The amount of share-based expense recorded in the three months ended March 31, 2013 and 2012, was $1.9 million and $3.1 million, respectively.

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

Recent Accounting Pronouncements — Effective January 1, 2013, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The amendment did not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. As a result, the adoption of this guidance did not have a material impact, if any, on the Company’s financial position, results of operations or cash flows.

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

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 35.7% for the three months ended March 31, 2013, compared to 39.0% for the same period last year.

The difference in the effective tax rate for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due primarily to the effect of the increased Illinois EDGE Credit on the decreased forecasted domestic income for the current year as compared to the prior year.

The Company has recorded a valuation allowance against its foreign deferred tax assets and its prior years’ Illinois EDGE Credit. The Company believes it is more likely than not that these assets will not be realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company operates in multiple income tax jurisdictions both inside and outside the United States. Accordingly, the Company expects that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months and cannot be estimated. As of March 31, 2013, the Company had estimated $1.6 million as its unrecognized tax benefit. At December 31, 2012, the Company had estimated $1.8 million as its unrecognized tax benefit.

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2013, the Company had granted a total of 3.8 million options and 0.8 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.3 million shares, representing approximately 1.0% of the Company’s outstanding common stock as of March 31, 2013, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended March 31, 2013, the Company granted 0.7 million options at a weighted-average exercise price of $3.40. During the three months ended March 31, 2012, the Company did not grant any options.

The fair value of each option granted during the three months ended March 31, 2013 was estimated on the date of grant using the Black-Scholes option-pricing model and was measured using the following assumptions:

March 31, 2013
Expected life	7.3 years
Risk-free interest rate range	1.32%
Expected dividends	—
Volatility	45.0%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, for the three months ended March 31, 2013 was $1.64, and the total grant date fair value of options that vested during the period was approximately $0.4 million. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $0.1 million during the three months ended March 31, 2012. There were no stock options exercised during the three months ended March 31, 2013.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2013:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2013	3,092	$14.68
Granted	716	3.40
Exercised	—	—
Cancelled	(16)	21.50

Options outstanding — March 31, 2013	3,792	$12.53	$594	6.80
Vested or expected to vest — March 31, 2013	3,754	$12.61	$588	6.78
Exercisable — March 31, 2013	2,503	$15.60	$410	5.57

The unrecognized compensation cost associated with options outstanding at March 31, 2013 and December 31, 2012 was $4.4 million and $3.6 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.5 years and 1.8 years as of March 31, 2013 and December 31, 2012, respectively.

Non-vested Shares

During the three months ended March 31, 2013 and March 31, 2012, the Company granted less than 0.1 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2013 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2013	846	$11.31
Granted	90	3.41
Vested	(116)	13.57
Cancelled	—	—

Non-vested shares outstanding — March 31, 2013	820	$10.18	$2,681
Non-vested shares vested or expected to vest — March 31, 2013	789	$10.18	$2,580

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $3.27 on March 28, 2013. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at March 31, 2013 and December 31, 2012 was $7.4 million and $8.4 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 2.3 years as of March 31, 2013 and December 31, 2012, respectively.

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

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility as of March 31, 2013. The Company is currently in compliance with all of the covenants of the credit facility agreement.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the balance of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are summarized in the following table:

Three Months Ended March 31,	2013	2012
Balance as of January 1	$(4,904)	$(4,346)
Other comprehensive income (loss) before reclassifications, net of tax	(174)	2,702
Less: Amounts reclassified from AOCI, net of tax	—	—

Net other comprehensive income (loss)	(174)	2,702

Balance as of March 31	$(5,078)	$(1,644)

9. SUBSEQUENT EVENT

On April 30, 2013, the Company announced that it sold its global data business to Global Telecom & Technology, Inc. (“GTT”) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided by GTT to the Company. As of March 31, 2013, the carrying values of assets and liabilities associated with the global data business were approximately $50.7 million and $31.2 million, respectively. As a result of the sale, the Company no longer provides IP Transit of Ethernet services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this quarterly report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “efforts,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; risks associated with the sale of our global data business, including issues regarding separating our network, IT and billing systems from the network and systems sold to the buyer, and that the cost savings and other benefits we hope to receive may not materialize in part or at all; our ability to maintain relationships with business providers following the sale of our global data business; our ability to focus on the growth and performance of our voice business following the sale of our global data business; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new voice services , many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions, including currency fluctuations; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2012 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide U.S. and international voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, historically including voice, data and video. Our solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as content providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. See Note 9 “Subsequent Event” for a description of the sale of our global data business.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers and we operated in 189 markets as of March 31, 2013.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us, and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. Finally, we began offering international voice services as we began interconnection with non-US carriers. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

Data and International Services

On April 30, 2013, we announced that we sold all assets and liabilities of our global data business to Global Telecom & Technology, Inc. (“GTT”) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided by GTT to us.

Revenue. We generate revenue from sales of our voice, IP Transit and Ethernet services. Revenue is recorded each month based upon documented minutes of traffic switched or data traffic carried for which service is provided, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network for each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

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

IP Transit revenue and Ethernet services revenue, comprised of both Ethernet Private Line (EtherCloud® P2P) and EtherCloud Extension (EtherCloud E2E) revenues, are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through February 2025. Additionally, we pay the cost of the utilities for all of our POP locations.

Operations Expense. Operations expenses include payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, property taxes, property insurance and supplies.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and test equipment, and three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter. Intangible assets, which consist of customer relationships, have a definite life and are amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives of 15 years.

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

Other Income and Expense. Other income includes interest income and foreign exchange gains and losses resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the Securities and Exchange Commission on March 18, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2013.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Revenue	$69,667	$70,696
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	33,486	30,515
Operations	10,344	11,551
Sales and marketing	4,172	4,034
General and administrative	5,016	6,738
Depreciation and amortization	5,444	7,300
Gain on disposal of fixed assets	—	(105)

Total operating expense	58,462	60,033

Income from operations	11,205	10,663

Total other expense (income)	472	(243)
Income before income taxes	10,733	10,906
Provision for income taxes	3,833	4,251

Net income	$6,900	$6,655

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue. Revenue decreased to $69.7 million in the three months ended March 31, 2013 from $70.7 million in the three months ended March 31, 2012, representing a decrease of 1.5%. The decrease in revenue was due to a decrease of voice revenue of $3.0 million, partially offset by an increase of $2.0 million of data revenue. The decrease in voice revenue is primarily due to the decrease in minutes of use from 34.2 billion minutes in the three months ended March 31, 2012 compared to 30.6 billion minutes in the three months ended March 31, 2013, a decrease of 10.5%. Offsetting the decrease in minutes was an increase in the average fee per minute from $0.00156 for the three months ended March 31, 2012 to $0.00165 for the three months ended March 31, 2013.

The increase in data revenue was primarily due to an increase of traffic to 10.7 terabits per second in the three months ended March 31, 2013 from 7.3 terabits per second in the three months ended March 31, 2012. Offsetting the increase in bandwidth traffic was a decrease in the average fee from $2.34 per megabit for the three months ended March 31, 2012 to $1.79 per megabit for the three months ended March 31, 2013.

Operating Expenses. Operating expenses for the three months ended March 31, 2013 of $58.5 million decreased $1.5 million, or 2.6%, from $60.0 million for the three months ended March 31, 2012. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $33.5 million in the three months ended March 31, 2013, or 48.1% of revenue, from $30.5 million in the three months ended March 31, 2012, or 43.2% of revenue. The increase in network and facilities expense was due to changes in the mix of the voice services we provide and an increase in our IP Transit and Ethernet traffic.

Operations Expenses. Operations expenses decreased to $10.3 million in the three months ended March 31, 2013, or 14.8% of revenue, from $11.6 million in the three months ended March 31, 2012, or 16.3% of revenue. The decrease of $1.3 million in our operations expenses primarily resulted from a decrease of $0.7 million in payroll, benefits and non-cash compensation, primarily attributable to a decrease in headcount, a $0.2 million decrease in repairs and maintenance and a $0.1 million decrease in travel and entertainment expenses.

Sales and Marketing Expense. Sales and marketing expense increased to $4.2 million in the three months ended March 31, 2013, or 6.0% of revenue, compared to $4.0 million in the three months ended March 31, 2012, or 5.7% of revenue. The increase of $0.2 million in sales and marketing expenses for the three months ended March 31, 2013 was primarily due to an increase of $0.2 million in sales partnership charges.

General and Administrative Expense. General and administrative expense decreased to $5.0 million in the three months ended March 31, 2013, or 7.2% of revenue, compared with $6.7 million in the three months ended March 31, 2012, or 9.5% of revenue. The decrease of $1.7 million in our general and administrative expense was primarily due to a decrease of $0.8 million and $0.6 million in non-cash compensation and professional fees, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $5.4 million in the three months ended March 31, 2013, or 7.8% of revenue, compared to $7.3 million in the three months ended March 31, 2012, or 10.3% of revenue. The decrease of $1.9 million in our depreciation and amortization expense resulted from lower depreciable base of our assets as a result of impairment charges recorded during the fourth quarter of 2012.

Other Income and Expense. Other expenses were $0.5 million for the three months ended March 31, 2013, compared to other income of $0.2 million for the three months ended March 31, 2012. The change of $0.7 million is a result of net unrealized foreign exchange losses resulting from the remeasurement of our receivable and payable balances between the functional currency and the foreign currency in which the transactions are denominated.

Provision for Income Taxes. Provision for income taxes of $3.8 million for the three months ended March 31, 2013 decreased by $0.5 million compared to $4.3 million for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 and 2012 was 35.7% and 39.0%, respectively. The difference in the effective tax rate for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due primarily to the effect of the increased Illinois EDGE Credit on the decreased forecasted domestic income for the current year as compared to the prior year.

Liquidity and Capital Resources

At March 31, 2013, we had $37.4 million in cash and cash equivalents and $0.1 million in restricted cash. In comparison, at December 31, 2012, we had $31.5 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows provided by operating activities	$12,015	$16,616
Cash flows used for investing activities	(5,317)	(9,022)
Cash flows used for financing activities	(605)	(310)

Operating activities

Net cash provided by operating activities was $12.0 million for the first three months of 2013 compared to $16.6 for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel related expenditures and network maintenance costs. The decrease in operating cash flow reflected an increase in accounts receivable and a decrease in accrued liabilities and accounts payable, partially offset by a decrease in prepaid expenses.

Investing activities

Net cash used for investing activities was $5.3 million for the first three months of 2013 compared to net cash used in investing activities of $9.0 million for the same period last year. Investing cash flows were primarily related to purchases of network equipment. The decrease in net cash used in investing activities was the result of a decrease in the purchases of equipment used in our business in the first three months of 2013 and a decrease in our restricted cash.

In 2012, capital expenditures are expected to be approximately $14 to $18 million, mainly due to investment in and maintenance of our voice network, as well as investment in our data services business through April 30, 2013. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Financing activities

Net cash used for financing activities was $0.6 million for the first three months of 2013, compared to net cash used for financing activities of $0.3 million for the same period last year. The change in cash used for financing activities primarily related to equity grants activity.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Investments

As of March 31, 2013, we had $6.8 million in cash and cash equivalents invested in two money market mutual funds. As of December 31, 2012, we had $0.8 million in cash and cash equivalents invested in two money market mutual funds.

Credit Facility

On March 5, 2013, we entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. We have no plans to draw on the facility at this time and remain debt-free. The facility serves to increase our financial flexibility and further strengthens our liquidity position. We are currently in compliance with all of the covenants of the credit facility agreement.

Sale of Global Data Business

On April 30, 2013, we announced that we sold all assets and liabilities of our global data business to GTT for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided by GTT to us.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three-month periods ended March 31, 2013 and 2012.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling over $37.5 million at March 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2013, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

The Company is exposed to the effect of foreign currency fluctuations in certain countries in which it operates. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk. Accordingly, earnings are affected by changes in foreign currency exchange rates, particularly the Euro and British Pound. Collectively, these currencies represent less than 35.7% of the Company’s operating income. As a result, earnings are affected by changes in the exchange rate between the Euro and the dollar. We do not believe that a 10% change in these currencies over a one-year period would have a material impact on our earnings.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Neutral Tandem, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports, is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to Neutral Tandem’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the risk factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report.

If we do not efficiently and effectively integrate any future business acquisitions, we may not fully realize the anticipated benefits from such acquisitions.

Achieving the anticipated benefits of any future acquisitions will depend in part upon whether we can integrate any acquired business with our existing business in an efficient and effective manner. The integration of any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the any increase in size after an acquisition;

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

Successful integration of any future acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining geographically distant operations and systems which may not be fully compatible, we may not be able to achieve the financial benefits and growth we anticipate from the acquisitions.

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

We cannot be certain that we will realize any anticipated benefits from any future acquired businesses, or that we will be able to efficiently and effectively integrate the acquired operations as planned. If we fail to efficiently and effectively integrate the acquired businesses and operations, experience increased operating costs, or fail to realize the benefits we anticipate, we could experience material adverse effects on our business, prospects, financial condition and operating results.

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

Because our business plans provide for continued growth in the number of customers that we serve and the volume of services offered as well as the potential integration of other acquired companies’ business support systems, there is a need to continue to develop our business support systems on a timely basis. The failure to continue to develop effective unified business support systems could affect our ability to implement our business plans and realize anticipated benefits from potential acquisitions and therefore could have a material adverse effect on our business, prospects, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

Exhibit 10.1	Credit Agreement, dated as of March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto, previously filed as Exhibit 10.1 with the Company’s Form 8-K filed on March 7, 2013 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRAL TANDEM, INC.

Date: May 8, 2013	By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ DAVID ZWICK
David Zwick, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)