Form 10-Q
period 2013-06-30
Inteliquent, Inc.
filed 2013-08-27
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-33778

INTELIQUENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1786871
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 West Adams Street

Suite 900

Chicago, IL 60661

(Address of principal executive offices, including zip code)

(312) 384-8000

(Registrant’s telephone number, including area code)

Neutral Tandem, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2013, 32,326,705 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$56,718	$31,479
Receivables — net of allowance of $0 and $423, respectively	30,271	30,759
Deferred income taxes – current	—	1,210
Prepaid expenses	1,451	6,405
Other current assets	2,118	—
Current assets of discontinued operations	—	26,924

Total current assets	90,558	96,777
Property and equipment — net	26,903	44,116
Restricted cash	125	962
Deferred income taxes – noncurrent	5,804	2,710
Other assets	2,277	1,035

Total assets	$125,667	$145,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,411	$7,546
Accrued liabilities:
Taxes payable	3,431	2,160
Circuit cost	6,285	8,821
Rent	1,872	1,829
Payroll and related items	3,276	2,687
Other	2,052	1,062
Current liabilities of discontinued operations	—	22,402

Total current liabilities	22,327	46,507

Shareholders’ equity:
Preferred stock — par value of $.001; 50,000 authorized shares; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock — par value of $.001; 150,000 authorized shares; 32,328 shares and 32,345 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	33	32
Less treasury stock, at cost; 3,351 shares and 3,083 shares at June 30, 2013 and December 31, 2012, respectively	(51,668)	(50,103)
Additional paid-in capital	202,540	199,331
Accumulated other comprehensive loss	—	(4,904)
Retained earnings	(47,565)	(45,263)

Total shareholders’ equity	103,340	99,093

Total liabilities and shareholders’ equity	$125,667	$145,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$53,449	$58,262	$112,737	$119,149
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,053	22,966	48,689	46,935
Operations	7,508	8,674	15,306	17,468
Sales and marketing	1,526	1,997	3,560	4,178
General and administrative	4,535	5,702	9,034	10,951
Depreciation and amortization	3,699	5,371	8,212	10,690
Loss (gain) on disposal of fixed assets	223	(4)	223	(113)
Gain on disposal of Americas data assets	(23,171)	—	(23,171)	—

Total operating expense	18,373	44,706	61,853	90,109

Income from operations	35,076	13,556	50,884	29,040

Other expense (income):
Interest income	(13)	(49)	(52)	(90)
Other (income) expense	(4)	(1)	1	(1)

Total other income	(17)	(50)	(51)	(91)

Income from continuing operations before income taxes	35,093	13,606	50,935	29,131
Provision for income taxes	741	2,933	4,347	6,678

Income from continuing operations	34,352	10,673	46,588	22,453
Loss from discontinued operations, net of income tax provision	1,698	6,967	7,034	12,092
Gain on disposal of discontinued operations	(794)	—	(794)	—

Net income	$33,448	$3,706	$40,348	$10,361

Earnings per share – continuing operations:
Basic	$1.05	$0.34	$1.44	$0.71
Diluted	$1.05	$0.34	$1.44	$0.70
Loss per share – discontinued operations:
Basic	$(0.03)	$(0.22)	$(0.20)	$(0.38)
Diluted	$(0.03)	$(0.22)	$(0.20)	$(0.38)
Earnings per share – net income:
Basic	$1.02	$0.12	$1.24	$0.33
Diluted	$1.02	$0.12	$1.24	$0.32
Weighted average number of shares outstanding:
Basic	31,629	31,791	31,585	31,728
Diluted	31,629	32,178	31,585	32,118
Dividends paid per share:	$1.31	$—	$1.31	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$33,448	$3,706	$40,348	$10,361

Other comprehensive income (loss):
Foreign currency adjustments	5,078	(5,297)	4,904	(2,595)

Total other comprehensive income (loss)	5,078	(5,297)	4,904	(2,595)

Comprehensive income (loss)	$38,526	$(1,591)	$45,252	$7,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Operating
Net income	$40,348	$10,361
Adjustments to reconcile net cash flows from operating activities:
Depreciation and amortization	9,455	15,095
Deferred income taxes	(1,884)	(13)
Loss (gain) on disposal of fixed assets	490	(109)
Gain on disposal of Americas data assets	(23,171)	—
Gain on disposal of discontinued operations	(794)	—
Non-cash share-based compensation	3,930	6,027
Loss on intercompany foreign exchange transactions	56	297
Excess tax deficiency associated with share-based payments	504	120
Changes in assets and liabilities:
Receivables	(3,860)	4,568
Other current assets	1,933	(3,927)
Other noncurrent assets	(44)	120
Accounts payable	198	(1,366)
Accrued liabilities	3,252	4,295
Noncurrent liabilities	—	178

Net cash provided by operating activities	30,413	35,646

Investing
Purchase of equipment	(7,982)	(14,869)
Proceeds from sale of equipment	28	107
Proceeds from disposition of discontinued operations, net of transaction costs	9,709	—
Proceeds from disposition of Americas data assets, net of transaction costs	37,092	—
Decrease in restricted cash	837	—

Net cash provided by (used for) investing activities	39,684	(14,762)

Financing
Proceeds from the exercise of stock options	220	69
Restricted shares withheld to cover employee taxes paid	(365)	(657)
Dividends paid	(42,650)	—
Payments made for repurchase of common stock	(1,565)	—
Excess tax deficiency associated with share-based payments	(504)	(120)

Net cash used for financing activities	(44,864)	(708)
Effect of exchange rate changes on cash	6	(256)
Net Increase In Cash And Cash Equivalents	25,239	19,920

Cash And Cash Equivalents — Beginning	31,479	90,279

Cash And Cash Equivalents — End	$56,718	$110,199
Supplemental Disclosure Of Cash Flow Information:
Cash paid for taxes	$1,187	$9,536
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$1,122	$6,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Inteliquent, Inc. (the Company) provides U.S. and international voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, historically including voice, data and video. The Company’s solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services.

On April 30, 2013, the Company sold its global data business to Global Telecom & Technology, Inc. (GTT) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial IP Transit and point-to-point Ethernet data network services to be provided to the Company by GTT free-of-charge for a three-year period. The $2.0 million of non-cash commercial services was calculated based upon the discounted present value of the market cost of such services as of the date on which the commercial services agreement was signed with GTT. In addition, the Company recorded in its condensed consolidated statement of income, as part of its gain amount on the sale of its global data business, approximately $2.4 million for divestiture-related costs, including legal and advisory services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, the condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Certain prior-year amounts that are related to the Company’s discontinued operations have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Changes in Presentation — On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the condensed consolidated statements of income and in the condensed consolidated balance sheets as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the condensed consolidated statements of income and in the condensed consolidated balance sheets. Refer to Note 9, “Dispositions and Discontinued Operations”, for more information regarding the sale of the global data business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At June 30, 2013, the Company had $19.9 million of cash in banks and $36.8 million in three money market mutual funds. At December 31, 2012, the Company had $30.7 million of cash in banks and $0.8 million in two money market mutual funds.

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

Revenue Recognition — The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. The rates charged per minute are determined by contracts between the Company and its customers, or by filed and effective tariffs.

IP Transit and Ethernet services revenues related to the Company’s Americas reporting unit are recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged are the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

Earnings (Loss) per Share — Basic earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued. Because the Company has capital that is made up of both common shares and participating securities (non-vested shares), it is required to utilize the two-class method to calculate basic and diluted earnings (loss) per share. During the three and six months periods ended June 30, 2013, the Company distributed more cash, in the form of a dividend, than its current earnings for these periods, which resulted in negative undistributed earnings.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock based upon the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Income from continuing operations	$34,352	$10,673	$46,588	$22,453
Loss from discontinued operations, net of income tax provision	1,698	6,967	7,034	12,092
Gain on disposal of discontinued operations	(794)	—	(794)	—

Net income	$33,448	$3,706	$40,348	$10,361
Denominator:
Weighted average common shares outstanding	31,629	31,791	31,585	31,728
Effect of dilutive securities:
Stock options	—	387	—	390

Denominator for diluted earnings per share	31,629	32,178	31,585	32,118
Earnings per share – continuing operations
Basic — as reported	$1.05	$0.34	$1.44	$0.71
Diluted — as reported	$1.05	$0.34	$1.44	$0.70
Loss per share – discontinued operations
Basic — as reported	$(0.03)	$(0.22)	$(0.20)	$(0.38)
Diluted — as reported	$(0.03)	$(0.22)	$(0.20)	$(0.38)
Earnings per share – net income
Basic — as reported	$1.02	$0.12	$1.24	$0.33
Diluted — as reported	$1.02	$0.12	$1.24	$0.32

Outstanding share-based awards of 4.3 million, 2.7 million, 4.3 million and 2.7 million were outstanding during the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed losses allocable to participating securities were $9.3 million and $2.4 million for the three months and six months ended June 30, 2013, respectively. The undistributed earnings allocable to participating securities were $0.1 million and $0.4 million for the three months and six months ended June 30, 2012, respectively.

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

The amount of non-cash share-based expense recorded in the three months ended June 30, 2013 and 2012 was $2.0 million and $2.9 million, respectively. The amount of non-cash share-based expense recorded in the six months ended June 30, 2013 and 2012 was $3.9 million and $6.0 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 5, “Stock Options and Non-Vested Shares.”

Stock Repurchase — On August 7, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. During the six months ended June 30, 2013, the Company repurchased approximately 0.3 million shares for $1.6 million under the program at an average cost of $5.80 per share. The Company funded the purchase of the common shares using cash on hand. The stock repurchase was accounted for under the cost method, whereby the entire cost of the repurchased shares was recorded to treasury stock.

Foreign Currency Translation — As a result of the sale of global data business, the Company now operates only within the United States and is no longer exposed to any significant foreign currency risk.

Recent Accounting Pronouncements — Effective January 1, 2013, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The Company has complied with this disclosure requirement, and as a result, the amendment did not change the items reported in its other comprehensive income (loss) or when an item of its other comprehensive income (loss) is reclassified to net income.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

Customer Dispute

The Company has a dispute with a carrier to which it provides certain voice services. The carrier is one of the Company’s largest customers and claims the Company has been improperly billing a certain tariffed rate element. The customer alleges that the improper billings total approximately $6 million. The Company has not been provided with sufficient information to allow the Company to understand how the customer calculated the disputed amount, believes the entire claim is without merit and intends to vigorously contest it. However, the Company cannot predict the final outcome and impact of this dispute. The Company establishes accruals only for those matters where it determines that a loss is probable and the amount of loss can be reasonably estimated. The Company does not currently believe a loss is probable in connection with this dispute.

Federal Securities Class Action

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company reported a $75.3 million impairment of goodwill and intangibles charge, a $13.2 million impairment of fixed assets charge, and a net loss of $78.1 million, in each case for the year ended December 31, 2012. As also previously disclosed, during the second quarter of 2013, the Board of Directors of the Company determined that an internal investigation of whether such impairment charge was overstated should be undertaken by the Audit Committee with the assistance of independent outside professionals. During the same time period, the Board of Directors also determined that the Audit Committee, with the assistance of independent outside professionals, should conduct an internal investigation of the Company’s financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013.

As a result of the then-ongoing investigation, on August 12, 2013, the Company submitted to the Securities and Exchange Commission a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in respect of this Quarterly Report on Form 10-Q. On August 13, 2013, the Company received a deficiency letter from The Nasdaq Stock Market LLC, stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for failure to timely file this Quarterly Report on Form 10-Q. The Company believes that it has regained compliance with Nasdaq’s continued listing standards with the filing of this Quarterly Report on Form 10-Q and that it will not be required to submit any further plan of compliance to Nasdaq. However, as of the date of this filing, the Company has not yet received definitive correspondence from Nasdaq indicating that no further action by the Company is required. The late filing of this Quarterly Report on Form 10-Q has adversely affected the Company’s eligibility to use Registration Statements on Form S-3 for registration of its securities with the Securities and Exchange Commission. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of the Company’s inability to use Form S-3, the Company will have to meet more demanding requirements to register additional securities, which could make it more difficult for the Company to effect public offering transactions, and the Company’s range of available financing alternatives could also be narrowed.

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required.

On August 9, 2013, a federal securities class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois (Costas Stamatiades, individually and on behalf of All Other Persons Similarly Situated v. Inteliquent, Inc., f/k/a Neutral Tandem Inc., G. Edward Evans, Robert Junkroski, and David Zwick, 13-CV-5701). The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the matters addressed in the Audit Committee’s internal investigation. As of the date of this filing, the Company has not been formally served with the complaint, and intends to vigorously defend itself in this lawsuit. No reasonable estimate of the loss, if any, associated with this litigation is possible.

4. INCOME TAXES

Income taxes are computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 2.1% and 8.5% for the three and six months ended June 30, 2013, respectively, compared to 21.6% and 22.9% for the same respective periods last year.

The difference in the effective tax rate for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is due primarily to the effect of the treatment of the sale of the global data business for tax purposes.

The Company has recorded a valuation allowance against the capital loss created by the sale of its global data business and its prior year’s Illinois EDGE Credit. The Company believes it is more likely than not that these assets will not be realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers and independent contractors of the Company. In 2007, the Company adopted the 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2013, the Company had granted a total of 3.5 million options and 0.8 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 0.3 million shares, representing approximately 1.0% of the Company’s outstanding common stock as of June 30, 2013, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended June 30, 2013, the Company did not grant any options. During the six months ended June 30, 2013, the Company granted 0.7 million options at a weighted-average exercise price of $3.40. During both the three and six months ended June 30, 2012, the Company granted less than 0.1 million options at a weighted-average exercise price of $11.75.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Expected life	7.3 years	7.2 years
Risk-free interest rate	1.3%	1.6%
Expected dividends	—	—
Volatility	45.0%	50.5%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the six months ended June 30, 2013 and 2012 was $1.64 and $6.91, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2013 and 2012 was approximately $0.8 million and $3.0 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $0.5 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes activity under the Company’s stock option plan for the six months ended June 30, 2013:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2013	3,092	$14.68
Granted	716	3.40
Exercised	(148)	1.48
Cancelled	(155)	14.78

Options outstanding — June 30, 2013	3,505	$11.82	$3,273	6.71
Vested or expected to vest — June 30, 2013	3,473	$11.90	$3,180	6.69
Exercisable — June 30, 2013	2,321	$15.20	$366	5.51

The unrecognized compensation cost associated with options outstanding at June 30, 2013 and December 31, 2012 was $3.0 million and $3.6 million, respectively. The weighted average remaining term that the compensation will be recorded was 2.4 years and 1.8 years as of June 30, 2013 and December 31, 2012, respectively.

Non-vested Shares

During the three and six months ended June 30, 2013, the Company granted 0.2 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. No shares were issued during the three months ended June 30, 2012. During the six months ended June 30, 2012, the Company granted 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2013 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2013	846	$11.31
Granted	274	4.57
Vested	(277)	10.13
Cancelled	(78)	7.46

Non-vested shares outstanding — June 30, 2013	765	$9.76	$4,399
Non-vested shares vested or expected to vest — June 30, 2013	715	$9.76	$4,111

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $5.75 on June 28, 2013. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at June 30, 2013 and December 31, 2012 was $6.2 million and $8.4 million, respectively. The weighted average remaining term that the compensation will be recorded was 1.9 years and 2.3 years as of June 30, 2013 and December 31, 2012, respectively.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide voice interconnection services via the Company’s international telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has one operating segment.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may borrow under the revolving credit facility and use the funds for general corporate purposes. There were no obligations outstanding under the revolving credit facility at any time during the period ended June 30, 2013. As a result of the Company’s failure to provide financial statements within 45 days of the end of the quarter ended June 30, 2013, the Company was in technical default under the terms of the credit facility agreement. The Company believes it will cure the default and be in full compliance with the credit agreement when it files this Form 10-Q.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the balance of Accumulated Other Comprehensive Income (Loss) (AOCI) for the three months and six months ended June 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$(5,078)	$(1,644)	$(4,904)	$(4,346)

Other comprehensive income (loss) before reclassifications	145	(5,297)	(29)	(2,595)
Less: Amounts reclassified from AOCI
Foreign currency adjustments	(4,933)	—	(4,933)	—

Net other comprehensive income (loss)	5,078	(5,297)	4,904	(2,595)

Ending balance	$—	$(6,941)	$—	$(6,941)

9. DISPOSITIONS AND DISCONTINUED OPERATIONS

On April 30, 2013, the Company sold its global data business to GTT and, as a result, no longer provides data services. The transaction consisted of the Americas, EMEA and APAC reporting units’ data assets and liabilities. The Americas reporting unit of the global data business does not qualify for discontinued operations because it does not constitute a separate component of the Company. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the condensed consolidated statements of income. The EMEA and APAC reporting units of the global data business are reflected in the condensed consolidated statements of income and in the condensed consolidated balance sheets as discontinued operations. Historical information related to these reporting units has been reclassified accordingly.

The Company sold its global data business for $54.5 million which consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial services to be provided by GTT to the Company over a three-year period. After an initial net working capital reduction of $3.3 million, the Company received $51.2 million of cash and non-cash services from GTT. Transaction costs and additional net working capital adjustment amounted to approximately $2.4 million and $1.0 million, respectively, reducing cash and non-cash consideration to approximately $47.8 million. Of this amount, $37.9 million was allocated to the sale of the Americas reporting unit of the global data business and the remaining amount of $9.9 million was allocated to the EMEA and APAC reporting units of the global data business. The Company based its allocation of the $47.8 million amounts based upon the relative percentage of the fair value of the net total assets and total liabilities of the Americas reporting unit and the EMEA and APAC reporting units, to the total fair value of the net total assets and total liabilities of these three reporting units combined.

Dispositions Not Qualifying for Discontinued Operations

The net book basis of the assets and liabilities for the Americas reporting unit of the global data business at the date of sale was approximately $14.7 million. The purchase price allocation of $37.9 million for this portion of the global data business, less its net book basis of assets and liabilities, yielded a gain from sale of $23.2 million.

Discontinued Operations

The net book basis of the assets and liabilities for the EMEA and APAC reporting units of the global data business at the date of sale was approximately $10.1 million. In addition, the Company is entitled to approximately $1.0 million of cash that remained with the EMEA and APAC reporting units of the global data business at the time of the transaction. The purchase price allocation of $9.9 million for this portion of the global data business plus the additional $1.0 million of cash, less its net book basis assets and liabilities, yielded a gain from discontinued operations of $0.8 million.

The following table displays summarized activity in the Company’s condensed consolidated statements of income for discontinued operations during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Revenue	$3,115	$10,010	$13,493	$19,820
Operating loss	1,705	5,192	6,308	10,012
Loss before income taxes	1,698	5,813	6,807	10,432
Provision for income tax	—	1,154	227	1,660
Loss from discontinued operations	1,698	6,967	7,034	12,092
Gain on disposal of discontinued operations	$(794)	$—	$(794)	$—

The following table displays a summary of the assets and liabilities of discontinued operations as of December 31, 2012.

(In thousands)	December 31, 2012
Assets
Accounts receivable	$12,075
Prepaid expenses	4,798
Property and equipment – net	9,401
Other assets	650

$26,924

Liabilities
Accounts payable	$4,840
Accrued liabilities	16,109
Other liabilities	1,453

$22,402

10. SUBSEQUENT EVENTS

Internal Investigation

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company reported a $75.3 million impairment of goodwill and other intangibles charge, a $13.2 million impairment of fixed assets charge, and a net loss of $78.1 million, in each case for the year ended December 31, 2012.During the second quarter of 2013, the Board of Directors of the Company determined that an internal investigation of whether such impairment charge was overstated should be undertaken by the Audit Committee with the assistance of independent outside professionals. During the same time period, the Board of Directors also determined that the Audit Committee, with the assistance of independent outside professionals, should conduct an internal investigation of the Company’s financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013.

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required.

Chief Financial Officer Transition

On August 23, 2013, David Zwick informed the Board of Directors of the Company of his decision to step down as the Company’s Chief Financial Officer and Executive Vice President effective immediately. The Company and Mr. Zwick are in the process of negotiating an employment separation agreement and release. If Mr. Zwick and the Company enter into such an agreement, the final terms will be disclosed in a future Form 8-K filing.

On August 23, 2013, the Company’s Board of Directors appointed Eric Carlson as interim principal financial officer and interim principal accounting officer and is currently identifying a candidate to succeed Mr. Zwick as the Company’s Chief Financial Officer on a permanent basis. Mr. Carlson, 51, joined the Company in May 2004 and has served as Controller since that time. Mr. Carlson holds a Bachelor of Science in Accounting from Eastern Illinois University and a Master of Business Administration in Finance from Northern Illinois University. Mr. Carlson is a certified public accountant and a member of AICPA and the Illinois CPA Society.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this quarterly report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “efforts,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects and downward pricing pressure resulting from such competition; risks associated with the sale of our global data business, including issues regarding separating our network, IT and billing systems from the network and systems sold to the buyer, and that the cost savings and other benefits we hope to receive may not materialize in part or at all; our ability to maintain relationships with business providers following the sale of our global data business; our ability to focus on the growth and performance of our voice business following the sale of our global data business; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; any other proceedings which may be brought against the Company by the Securities and Exchange Commission or other governmental agencies; the outcome of current and potential shareholder derivative actions filed against certain of the Company’s officers and directors; the possibility of additional private litigation related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2012 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Internal Investigation

        As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company reported a $75.3 million impairment of goodwill and other intangibles charge, a $13.2 million impairment of fixed assets charge, and a net loss of $78.1 million, in each case for the year ended December 31, 2012. During the second quarter of 2013, the Board of Directors of the Company determined that an internal investigation of whether such impairment charge was overstated should be undertaken by the Audit Committee with the assistance of independent outside professionals. During the same time period, the Board of Directors also determined that the Audit Committee, with the assistance of independent outside professionals, should conduct an internal investigation of the Company’s financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013.

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required.

Overview

We provide U.S. and international voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable carriers and other providers to deliver telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as content providers, who typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. See Note 9, “Dispositions and Discontinued Operations”, for a description of the sale of our global data business.

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

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic between their networks. The two alternatives were exchanging traffic through the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting the growth of competitive carriers while the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers, and we operated in 189 markets as of June 30, 2013.

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

Revenue. We generate revenue from sales of our voice services. Revenue is recorded each month based upon documented minutes of traffic switched or data traffic carried for which service is provided, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network for each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

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

Operating Expense. Operating expense includes network and facilities expenses, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, gain (loss) on disposal of fixed assets and gain on sale of Americas data assets.

Network and Facilities Expense. Our network and facilities expense includes transport capacity, or circuits, signaling network costs, facility rents and utilities, together with other costs that directly support our voice services. Prior to the sale of the global data business, our network and facilities expense included transport capacity, or circuits, facility rents and utilities, together with other costs that directly supported our data services. We do not defer or capitalize any costs associated with the start-up of a new point of presence (POP). The start-up of an additional POP can take between three months to six months. During this time, we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our voice traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through February 2025. Additionally, we pay the cost of the utilities for all of our POP locations.

Operations Expense. Operations expense includes payroll and benefits for our POP location personnel, as well as individuals located at our offices who are directly responsible for maintaining and expanding our voice network. Other primary components of operations expenses include repair and maintenance, property taxes, property insurance and supplies.

Sales and Marketing Expense. Sales and marketing expense represents the smallest component of our operating expenses and primarily includes personnel costs, sales bonuses, marketing programs and other costs related to travel and voice customer meetings.

General and Administrative Expense. General and administrative expense consists primarily of compensation and related costs for voice personnel and facilities associated with our executive, finance, human resource and legal departments along with fees for professional services. Professional services principally consist of outside legal, audit, tax and transaction costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for voice-related fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and test equipment, and three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter.

Loss (Gain) on Disposal of Assets. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal, such as the gain on the sale of the Americas reporting unit of the global data business.

Other Income. Other income includes interest income.

Provision for Income Taxes. Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

There have been no other changes to the critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2013.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Revenue	$53,449	$58,262	$112,737	$119,149
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,053	22,966	48,689	46,935
Operations	7,508	8,674	15,306	17,468
Sales and marketing	1,526	1,997	3,560	4,178
General and administrative	4,535	5,702	9,034	10,951
Depreciation and amortization	3,699	5,371	8,212	10,690
Loss (gain) on disposal of fixed assets	223	(4)	223	(113)
Gain on disposal of Americas data assets	(23,171)	—	(23,171)	—

Total operating expense	18,373	44,706	61,853	90,109

Income from operations	35,076	13,556	50,884	29,040
Total other income	(17)	(50)	(51)	(91)
Income from continuing operations before income taxes	35,093	13,606	50,935	29,131
Provision for income taxes	741	2,933	4,347	6,678
Income from continuing operations	34,352	10,673	46,588	22,453
Loss from discontinued operations, net of income tax provision	1,698	6,967	7,034	12,092
Gain on disposal of discontinued operations	(794)	—	(794)	—

Net income	$33,448	$3,706	$40,348	$10,361

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue. Revenue decreased to $53.4 million in the three months ended June 30, 2013 from $58.3 million in the three months ended June 30, 2012, a decrease of 8.3%. The decrease in revenue of $4.9 million was due primarily to a $4.0 million decrease in data revenue and a $0.9 million decrease in revenue generated from our voice business. On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only the month of April in the results for the three months ended June 30, 2013. Results of operations for the three months ended June 30, 2012 include activity for the full three-month period. The sale of the Americas reporting unit of the global data business does not qualify for discontinued operations and is reflected in continuing operations in the condensed consolidated statement of income. Data revenue generated by our Americas reporting unit for April 2013 was $2.7 million compared to $6.7 million for three months ended June 30, 2012.

The decrease in voice revenue is primarily due to a decrease in minutes of use from 32.8 billion minutes in the three months ended June 30, 2012 compared to 29.4 billion minutes for the three months ended June 30, 2013, a decrease of 10.2%. The decrease in minutes was partially offset by an increase in the average fee per minute from $0.00155 for the three months ended June 30, 2012 to $0.00169 for the three months ended June 30, 2013.

Operating Expenses. Operating expenses for the three months ended June 30, 2013 of $18.4 million decreased $26.3 million, or 58.9%, from $44.7 million for the three months ended June 30, 2012. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The sale of the Americas reporting unit of the global data business does not qualify for discontinued operations treatment and, as a result, we recorded activity for only one month in the second quarter of 2013 within the results of operations for the three months ended June 30, 2013. Results of operations for the three months ended June 30, 2012 include activity for the full three-month period.

Network and Facilities Expenses. Network and facilities expenses increased to $24.1 million in the three months ended June 30, 2013, or 45.0% of revenue, from $23.0 million in the three months ended June 30, 2012, or 39.4% of revenue. The network and facilities expenses for our voice services increased by $1.6 million due to changes in the mix of the voice services we provide, partially offset by lower Americas reporting unit data costs as a result of only one month of activity recorded during the three months ended June 30, 2013. Data network and facilities expenses generated by our Americas reporting unit for April 2013 were $1.2 million compared to $2.8 million for the three months ended June 30, 2012.

Operations Expenses. Operations expenses decreased to $7.5 million in the three months ended June 30, 2013, or 14.0% of revenue, from $8.7 million in the three months ended June 30, 2012, or 14.9% of revenue. The decrease of $1.2 million in our operations expenses primarily resulted from a decrease of $0.7 million in maintenance charges, a decrease of $0.3 million in non-cash share-based compensation and a decrease of approximately $0.1 million in consulting fees.

Sales and Marketing Expense. Sales and marketing expense decreased to $1.5 million in the three months ended June 30, 2013, or 2.9% of revenue, compared to $2.0 million in the three months ended June 30, 2012, or 3.4% of revenue. The decrease of $0.5 million in sales and marketing expenses for the three months ended June 30, 2013 was primarily due to a $0.2 million decrease in compensation related charges and a $0.1 million decrease in advertising expense. Sales expense generated by our Americas reporting unit for April 2013 was $0.6 million compared to $0.7 million for the three months ended June 30, 2012.

General and Administrative Expense. General and administrative expense decreased to $4.5 million in the three months ended June 30, 2013, or 8.5% of revenue, compared with $5.7 million in the three months ended June 30, 2012, or 9.8% of revenue. The decrease of $1.2 million in our general and administrative expense was primarily due to a decrease of $0.8 million in legal and accounting fees and a decrease of $0.2 million in compensation-related charges. The Company anticipates general and administrative expenses will increase during 2013 as a result of increased legal and consulting fees related to the Audit Committee’s internal investigation. See “Internal Investigation” above.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.7 million in the three months ended June 30, 2013, or 6.9% of revenue, compared to $5.4 million in the three months ended June 30, 2012, or 9.2% of revenue. The decrease of $1.7 million in our depreciation and amortization expense resulted from a lower depreciable base of assets resulting from the impairment charges we recorded during the fourth quarter of 2012.

Gain on Disposal of Americas Data Assets. Gain on disposition of Americas data assets was $23.2 million for the three months ended June 30, 2013.

Other Income. Other income was less than $0.1 million for each of the three months ended June 30, 2012 and 2013.

Provision for Income Taxes. Provision for income taxes of $0.7 million for the three months ended June 30, 2013 reflected a decrease of $2.2 million compared to $2.9 million for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 and 2012 was 2.1% and 21.6%, respectively. The difference in the effective tax rate for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was a result of financial reporting gain of $23.2 million on the sale of the global data business on April 30, 2013. For tax purposes there was a $7.8 million loss on the sale of the global data business.

Income from Continuing Operations. We had income from continuing operations before income taxes of $35.1 million for the three months ended June 30, 2013, compared with income from continuing operations before income taxes of $13.6 million for the three months ended June 30, 2012. After taxes, we had income from continuing operations of $34.4 million, or $1.05 per diluted share, for the three months ended June 30, 2013, compared to income from continuing operations of $10.7 million, or $0.34 per diluted share, for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue. Revenue decreased to $112.7 million for the six months ended June 30, 2013 from $119.1 million for the six months ended June 30, 2012, a decrease of 5.4%. The decrease in revenue of $6.4 million was due primarily to a $4.0 million decrease in revenue generated from our voice business and a $2.7 million decrease in data revenue. On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only four months within the results for the six months ended June 30, 2013. Results of operations for the six months ended June 30, 2012 include activity for the full six-month period. The sale of the Americas reporting unit of the global data business does not qualify for discontinued operations and is reflected in continuing operations in the condensed consolidated statement of income. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $13.1 million for six months ended June 30, 2012.

The decrease in voice revenue is primarily due to decrease in minutes of use from 67.0 billion minutes in the six months ended June 30, 2012 compared to 60.1 billion minutes in the six months ended June 30, 2013, a decrease of 10.4%. The decrease in minutes was partially offset by an increase in the average fee per minute from $0.00156 for the six months ended June 30, 2012 to $0.00167 for the six months ended June 30, 2013.

Operating Expenses. Operating expenses for the six months ended June 30, 2013 of $61.9 million decreased $28.2 million, or 31.4%, from $90.1 million for the six months ended June 30, 2012. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The sale of the Americas reporting unit of the global data business does not qualify for discontinued operations treatment. As a result, within the results of operations for the six months ended June 30, 2013, we only recorded activity for the first four months of 2013. Results of operations for the six months ended June 30, 2012 include activity for the full six-month period.

Network and Facilities Expenses. Network and facilities expenses increased to $48.7 million in the six months ended June 30, 2013, or 43.2% of revenue, from $46.9 million in the six months ended June 30, 2012, or 39.4% of revenue. The network and facilities expenses for our voice services increased by $3.4 million due to changes in the mix of the voice services we provide, partially offset by our lower Americas reporting unit data cost. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $5.7 million for the six months ended June 30, 2012.

Operations Expenses. Operations expenses decreased to $15.3 million in the six months ended June 30, 2013, or 13.6% of revenue, from $17.5 million in the six months ended June 30, 2012, or 14.7% of revenue. The decrease of $2.2 million in our operations expenses primarily resulted from a decrease of $0.9 million in maintenance charges, a decrease of $0.7 million non-cash share-based compensation and a decrease of $0.4 million in salaries and wages.

Sales and Marketing Expense. Sales and marketing expense decreased to $3.6 million in the six months ended June 30, 2013, or 3.2% of revenue, compared to $4.2 million in the six months ended June 30, 2012, or 3.5% of revenue. The decrease of $0.6 million in sales and marketing expenses for the six months ended June 30, 2013 was primarily due to a decrease of $0.3 million in marketing and advertising expenses and a decrease of $0.2 million in compensation-related charges. Sales expense generated by our Americas reporting unit for the first four months of 2013 was $1.5 million compared to $1.4 million for the six months ended June 30, 2012.

General and Administrative Expense. General and administrative expense decreased $2.0 million to $9.0 million for the six months ended June 30, 2013, or 8.0% of revenue, compared with $11.0 million in the six months ended June 30, 2012, or 9.2% of revenue. The decrease of $2.0 million in our general and administrative expense was primarily due to a decrease of $1.2 million in non-cash compensation, a decrease of $1.0 million in professional and legal fees and a decrease of $0.2 million in directors’ fees, partially offset by an increase in bad debt expense of $0.4 million. The Company anticipates general and administrative expenses will increase during 2013 as a result of increased legal and consulting fees related to the Audit Committee’s internal investigation. See “Internal Investigation” above.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $8.2 million in the six months ended June 30, 2013, or 7.3% of revenue, compared to $10.7 million in the six months ended June 30, 2012, or 9.0% of revenue. The decrease of $2.5 million in our depreciation and amortization expense resulted from a lower depreciable base of assets resulting from the impairment charges we recorded during the fourth quarter of 2012.

Gain on Disposal of Americas Data Assets. Gain on disposition of Americas data assets was $23.2 million for the six months ended June 30, 2013.

Other Income. Other income was less than $0.1 million for each of the six months ended June 30, 2012 and 2013.

Provision for Income Taxes. Provision for income taxes of $4.3 million for the six months ended June 30, 2013 reflected a decrease of $2.4 million compared to $6.7 million for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 and 2012 was 8.5% and 22.9%, respectively. The difference in the effective tax rate for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was a result of financial reporting gain of $23.2 million on the sale of the global data business on April 30, 2013. For tax purposes there was a $7.8 million loss on the sale of the global data business.

Income from Continuing Operations. We had income from continuing operations before income taxes of $50.9 million for the six months ended June 30, 2013, compared with income from continuing operations before income taxes of $29.1 million for the six months ended June 30, 2012. After taxes, we had income from continuing operations of $46.6 million, or $1.44 per diluted share, for the six months ended June 30, 2013, compared to income from continuing operations of $22.5 million, or $0.70 per diluted share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $56.7 million in cash and cash equivalents and $0.1 million in restricted cash. In comparison, at December 31, 2012, we had $31.5 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. During the three months ended June 30, 2013, we received net proceeds of $46.8 million from the sale of the global data business and we paid a special dividend of $40.7 million to our shareholders. We do not expect either of these events to have an effect on our liquidity.

	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012
Net cash flows from operating activities	$30,413	$35,646
Net cash flows from investing activities	39,684	(14,762)
Net cash flows from financing activities	(44,864)	(708)

Cash flows from operating activities

Net cash provided by operating activities was $30.4 million for the first six months of 2013 compared to $35.6 million for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel related expenditures and network maintenance costs. The decrease in operating cash flow reflected an increase in accounts receivable, partially offset by an increase in accounts payable and a decrease in other current assets.

Cash flows from investing activities

Net cash provided by investing activities was $39.7 million for the first six months of 2013, compared to net cash used in investing activities of $14.8 million for the same period last year. The change in cash flows from investing activities was primarily a result of the sale of our global data business. Additionally, we reduced the amount of equipment purchased to support the voice business and reduced the amount of our restricted cash.

For the full-year 2013, capital expenditures are expected to be approximately $12 to $16 million. These capital expenditures are mainly due to our investment in and maintenance of the voice network but also include $3.1 million of investment in the data network through April 30, 2013. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $44.9 million for the first six months of 2013, compared to net cash used for financing activities of $0.7 million for the same period last year. The changes in cash flows used for financing activities primarily relate to a payment of $1.25 and $0.06 of special dividend and regular quarterly dividend, respectively, per outstanding share of common stock, or $42.7 million in aggregate, during the second quarter of 2013. During this time, we also repurchased approximately 0.3 million common shares at an average price of $5.80 per share, for a total cost of $1.6 million. We purchased the common shares using cash on hand.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

On May 20, 2013, we announced our intention to declare a special dividend of $1.25 per share and to initiate a quarterly dividend of $0.0625 per share of our common stock. The quarterly dividend of $2.0 million was paid on June 24, 2013 while our special dividend of $40.7 million was paid on June 28, 2013. In respect to the quarterly dividend, the expected future use of cash on an annualized basis would be approximately $8.1 million based upon a full-year dividend rate of $0.25 per share and the July 31, 2013 outstanding common share balance of 32,326,705.

Investments

As of June 30, 2013, we had $36.8 million in cash and cash equivalents invested in three money market mutual funds. As of December 31, 2012, we had $0.8 million in cash and cash equivalents invested in two money market mutual funds.

Credit Facility

On March 5, 2013, we entered into a $15 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. We have no plans to draw on the facility at this time and remain debt-free. The facility serves to increase our financial flexibility and further strengthens our liquidity position. As a result of the Company’s failure to provide financial statements within 45 days of the end of the quarter ended June 30, 2013, the Company was in technical default under the terms of the credit facility agreement. We believe we will cure the default and be in full compliance with the credit agreement when we file this Form 10-Q. The Company’s ability to access debt and equity markets could be adversely affected if the Company is unable to maintain compliance with the financial and operating covenants included in its credit facility.

Sale of Global Data Business

On April 30, 2013, we announced that we sold all assets and liabilities of our global data business to GTT for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided to us by GTT over the next three years.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three and six months ended June 30, 2013 and 2012.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash of $56.8 million at June 30, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2013, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign currency

As a result of the sale of the global data business, the Company now operates only within the United States and is no longer exposed to any foreign currency risk.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and interim principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and interim principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports, is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including our chief executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the risk factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the supplemental risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report and Quarterly Report on Form 10-Q.

The matters relating to the internal investigation by our Audit Committee of our impairment charge for the year ended December 31, 2012 and our financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013 have required us to incur substantial costs and divert management resources, have resulted in litigation, and may result in additional litigation, which could have a material adverse effect on our business, financial condition and results of operations.

On August 8, 2013, we announced that our Audit Committee, with the assistance of independent outside professionals, was conducting an internal investigation concerning (i) whether our impairment charge for the year ended December 31, 2012 was overstated and (ii) our financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013. As described elsewhere in this report, on August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required.

The now-completed internal investigation has required us to incur significant costs and has diverted management resources from our business. A complaint has been filed pertaining to the matters addressed in the Audit Committee’s investigation. We may incur significant costs and further divert management resources in connection with the conduct and resolution of this and other potential future litigation. Any such litigation could cause our customers, suppliers and investors to lose confidence in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2013 was as follows:

Period	Total Number of Shares Purchased (000)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (000)	Maximum Dollar Value that May Yet be Purchased under the Programs(1) ($000)
April 1, 2013 - April 30, 2013	—	$—	—	$50,000
May 1, 2013 - May 31, 2013	—	$—	—	$50,000
June 1, 2013 - June 30, 2013	268	$5.80	268	$48,435

Total	268		268

(1)	In August 2012, our Board approved the repurchase of up to $50.0 million of our outstanding common stock as part of a stock repurchase program. We may repurchase shares through open market, negotiated or block transactions. Our stock repurchase activities are conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be extended, modified, suspended or discontinued at any time. As of June 30, 2013, $48.4 million remained available for further purchases under this repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 2.1	Equity Purchase Agreement, dated as of April 30, 2013, by and among the Company and Global Technology & Telecom, Inc., previously filed as Exhibit 2.1 with the Company’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Inteliquent, Inc.

Exhibit 3.2	Amended and Restated By-laws, previously filed as Exhibit 3.2 with the Company’s Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.

Exhibit 10.1	Letter Agreement, dated as of May 17, 2013, between the Company and Clinton Group, Inc., previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on May 20, 2013 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELIQUENT, INC.

Date: August 27, 2013	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2013	By:	/S/ ERIC R. CARLSON
Eric R. Carlson, Vice President and Controller (Principal Financial and Accounting Officer)