Form 10-Q
period 2013-09-30
Inteliquent, Inc.
filed 2013-11-01
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 20, 2013, 32,189,313 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and September 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2013 and September 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,061	$31,479
Receivables — net of allowance of $400 and $423, respectively	30,047	30,759
Deferred income taxes – current	—	1,210
Prepaid expenses	2,132	6,405
Other current assets	2,029	—
Current assets of discontinued operations	—	26,924

Total current assets	97,269	96,777
Property and equipment — net	25,782	44,116
Restricted cash	125	962
Deferred income taxes – noncurrent	5,854	2,710
Other assets	2,381	1,035

Total assets	$131,411	$145,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,724	$7,546
Accrued liabilities:
Taxes payable	3,146	2,160
Circuit cost	6,299	8,821
Rent	2,000	1,829
Payroll and related items	3,806	2,687
Other	2,443	1,062
Current liabilities of discontinued operations	—	22,402

Total current liabilities	22,418	46,507

Shareholders’ equity:
Preferred stock — par value of $.001; 50,000 authorized shares; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock — par value of $.001; 150,000 authorized shares; 32,191 shares and 32,345 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	32	32
Less treasury stock, at cost; 3,351 shares and 3,083 shares at September 30, 2013 and December 31, 2012, respectively	(51,668)	(50,103)
Additional paid-in capital	203,216	199,331
Accumulated other comprehensive loss	—	(4,904)
Accumulated deficit	(42,587)	(45,263)

Total shareholders’ equity	108,993	99,093

Total liabilities and shareholders’ equity	$131,411	$145,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$50,396	$59,573	$163,133	$178,722
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	22,027	25,546	70,716	72,481
Operations	7,182	10,312	22,488	27,780
Sales and marketing	1,090	2,017	4,650	6,195
General and administrative	6,071	3,850	15,105	14,801
Depreciation and amortization	3,293	5,544	11,505	16,234
Loss (gain) on disposal of fixed assets	3	(55)	226	(168)
Carrier settlement	—	9,000	—	9,000
Impairment of fixed assets	—	1,257	—	1,257
Gain on disposal of Americas data assets	—	—	(23,171)	—

Total operating expense	39,666	57,471	101,519	147,580

Income from operations	10,730	2,102	61,614	31,142

Other expense (income):
Interest income	(1)	(42)	(53)	(132)
Other expense (income)	4	—	5	(1)

Total other expense (income)	3	(42)	(48)	(133)

Income from continuing operations before income taxes	10,727	2,144	61,662	31,275
(Benefit) provision for income taxes	4,177	(3,596)	8,524	3,082

Income from continuing operations	6,550	5,740	53,138	28,193
Loss from discontinued operations, net of income tax provision	68	8,475	7,102	20,567
Loss (gain) on disposal of discontinued operations	11	—	(783)	—

Net income (loss)	$6,471	$(2,735)	$46,819	$7,626

Earnings per share – continuing operations:
Basic	$0.20	$0.18	$1.64	$0.89
Diluted	$0.20	$0.18	$1.63	$0.88
Loss per share – discontinued operations:
Basic	$—	$(0.27)	$(0.20)	$(0.65)
Diluted	$—	$(0.27)	$(0.19)	$(0.64)
Earnings (loss) per share – net income (loss):
Basic	$0.20	$(0.09)	$1.45	$0.24
Diluted	$0.20	$(0.09)	$1.44	$0.24
Weighted average number of shares outstanding:
Basic	32,262	31,993	32,344	31,817
Diluted	32,557	31,993	32,548	32,166
Dividends paid per share:	$0.06	$—	$1.38	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$6,471	$(2,735)	$46,819	$7,626

Other comprehensive income (loss):
Foreign currency adjustments	—	1,958	4,904	(637)

Total other comprehensive income (loss)	—	1,958	4,904	(637)

Comprehensive income (loss)	$6,471	$(777)	$51,723	$6,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Operating
Net income	$46,819	$7,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,747	22,798
Deferred income taxes	(1,934)	(2,435)
Impairment of equipment	—	1,257
Loss (gain) on disposal of fixed assets	493	(164)
Gain on disposal of Americas data assets	(23,171)	—
Gain on disposal of discontinued operations	(783)	—
Non-cash share-based compensation	5,169	8,566
Gain (loss) on intercompany foreign exchange transactions	56	(66)
Excess tax deficiency (benefit) associated with share-based payments	982	(1,176)
Changes in assets and liabilities:
Receivables	(3,636)	(2,868)
Other current assets	1,340	(5,666)
Other noncurrent assets	(147)	587
Accounts payable	(739)	(1,462)
Accrued liabilities	3,552	15,884
Noncurrent liabilities	—	281

Net cash provided by operating activities	40,748	43,162

Investing
Purchase of equipment	(9,906)	(21,076)
Proceeds from sale of equipment	28	161
Proceeds from disposition of discontinued operations, net of transaction costs	9,698	—
Proceeds from disposition of Americas data assets, net of transaction costs	37,092	—
Decrease in restricted cash	837	—

Net cash provided by (used for) investing activities	37,749	(20,915)

Financing
Proceeds from the exercise of stock options	279	1,315
Restricted shares withheld to cover employee taxes paid	(508)	(963)
Dividends paid	(44,145)	—
Payments made for repurchase of common stock	(1,565)	—
Excess tax (deficiency) benefit associated with share-based payments	(982)	1,176

Net cash provided by (used for) financing activities	(46,921)	1,528
Effect of exchange rate changes on cash	6	(223)
Net Increase In Cash And Cash Equivalents	31,582	23,552

Cash And Cash Equivalents — Beginning	31,479	90,279

Cash And Cash Equivalents — End	$63,061	$113,831
Supplemental Disclosure Of Cash Flow Information:
Cash paid for taxes	$6,070	$12,607
Supplemental Disclosure Of Noncash Flow Items:
Investing Activity — Accrued purchases of equipment	$1,372	$2,617

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

On April 30, 2013, the Company sold its global data business to Global Telecom & Technology, Inc. (GTT) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial IP Transit and point-to-point Ethernet data network services to be provided to the Company by GTT free-of-charge for a three-year period. The $2.0 million of non-cash commercial services was calculated based upon the discounted present value of the market cost of such services as of the date on which the commercial services agreement was signed with GTT. In addition, the Company recorded in its condensed consolidated statements of operations, as part of its gain amount on the sale of its global data business, approximately $2.4 million for divestiture-related costs, including legal and advisory services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The condensed consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Certain prior-year amounts that are related to the Company’s discontinued operations have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

The carrying amounts of our cash and equivalents, receivables and accounts payable approximate fair value due to their short-term nature.

Changes in Presentation — On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the condensed consolidated statements of operations and in the condensed consolidated balance sheets as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the condensed consolidated statements of operations and in the condensed consolidated balance sheets. Refer to Note 9, “Dispositions and Discontinued Operations”, for more information regarding the sale of the global data business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. At September 30, 2013, the Company had $21.3 million of cash in banks and $41.8 million in three money market mutual funds. At December 31, 2012, the Company had $30.7 million of cash in banks and $0.8 million in two money market mutual funds.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Income from continuing operations	$6,550	$5,740	$53,138	$28,193
Loss from discontinued operations, net of income tax provision	68	8,475	7,102	20,567
Loss (gain) on disposal of discontinued operations	11	—	(783)	—

Net income (loss)	$6,471	$(2,735)	$46,819	$7,626
Denominator:
Weighted average common shares outstanding	32,262	31,993	32,344	31,817
Effect of dilutive securities:
Stock options	295	—	204	349

Denominator for diluted earnings per share	32,557	31,993	32,548	32,166
Earnings per share – continuing operations
Basic — as reported	$0.20	$0.18	$1.64	$0.89
Diluted — as reported	$0.20	$0.18	$1.63	$0.88
Loss per share – discontinued operations
Basic — as reported	$—	$(0.27)	$(0.20)	$(0.65)
Diluted — as reported	$—	$(0.27)	$(0.19)	$(0.64)
Earnings (loss) per share – net income (loss)
Basic — as reported	$0.20	$(0.09)	$1.45	$0.24
Diluted — as reported	$0.20	$(0.09)	$1.44	$0.24

Outstanding share-based awards of 2.4 million, 2.7 million, 2.4 million and 2.7 million were outstanding during the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million and less than $0.1 million for the three months and nine months ended September 30, 2013, respectively. The undistributed earnings allocable to participating securities were $0.2 million for the nine months ended September 30, 2012.

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

The amount of non-cash share-based expense recorded in the three months ended September 30, 2013 and 2012 was $1.3 million and $2.5 million, respectively. The amount of non-cash share-based expense recorded in the nine months ended September 30, 2013 and 2012 was $5.2 million and $8.6 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 5, “Stock Options and Non-Vested Shares.”

Stock Repurchase — On August 7, 2012, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of its outstanding common stock as part of a stock repurchase program. During the nine months ended September 30, 2013, the Company repurchased approximately 0.3 million shares for $1.6 million under the program at an average cost of $5.80 per share. The Company funded the purchase of the common shares using cash on hand. The stock repurchase was accounted for under the cost method, whereby the entire cost of the repurchased shares was recorded to treasury stock.

Business Interruption Insurance Claims and Recoveries — On October 29, 2012, as a result of Hurricane Sandy, the Company’s the New York switch site lost power from the utility company. Utility company power did not come back on-line until November 27, 2012. The Company carries business interruption coverage for certain lost profits and extra expenses associated with such events. On September 30, 2013, the Company received a correspondence from its insurance carrier approving a total net payment of $0.4 million, net of a $0.1 million deductible. As of September 30, 2013, the Company has recorded the expected payment of $0.4 million within its accounts receivable. For the three months and nine months ended September 30, 2013, the $0.4 million insurance recovery was recorded within general and administrative expenses in the condensed consolidated statements of operations.

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

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required. The Company incurred approximately $2.4 million of professional and legal expenses related to the investigation and reported this amount as part of general and administrative expense within its condensed consolidated statements of operations.

Federal Securities Class Action

As a result of the then-ongoing internal investigation described above, on August 12, 2013, the Company submitted to the Securities and Exchange Commission a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2013. On August 13, 2013, the Company received a deficiency letter from The Nasdaq Stock Market LLC, stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for failure to timely file the Quarterly Report on Form 10-Q for the period ended June 30, 2013. On August 29, 2013, the Company received a letter from The Nasdaq Stock Market LLC, informing the Company that it had regained compliance with Nasdaq’s continued listing standards. The late filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2013, has adversely affected the Company’s eligibility to use Registration Statements on Form S-3 for registration of its securities with the Securities and Exchange Commission. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of the Company’s inability to use Form S-3, the Company will have to meet more demanding requirements to register additional securities, which could make it more difficult for the Company to effect public offering transactions, and the Company’s range of available financing alternatives could also be narrowed.

On August 9, 2013, a federal securities class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois (Costas Stamatiades, individually and on behalf of All Other Persons Similarly Situated v. Inteliquent, Inc., f/k/a Neutral Tandem Inc., G. Edward Evans, Robert Junkroski, and David Zwick, 13-CV-5701). The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the matters addressed in the Audit Committee’s internal investigation. The Company intends to vigorously defend itself in this lawsuit. No reasonable estimate of the loss, if any, associated with this litigation is possible.

4. INCOME TAXES

Income taxes are computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 38.9% and 13.8% for the three and nine months ended September 30, 2013, respectively, compared to 167.9% benefit and 9.9% for the same respective periods last year.

The difference in the effective tax rate for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 is due primarily to the effect of the treatment of the sale of the global data business for tax purposes.

During the three months ended June 30, 2013 and September 30, 2013, the Company has recorded a valuation allowance against the capital loss created by the sale of its global data business and Illinois EDGE Credit, respectively. The Company believes it is more likely than not that these assets will not be realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers and independent contractors of the Company. In 2007, the Company adopted the 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2013, the Company had granted a total of 3.0 million options and 0.6 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.0 million shares, representing approximately 3.2% of the Company’s outstanding common stock as of September 30, 2013, remained available for additional grants under the 2007 Plan.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended September 30, 2013, the Company did not grant any options. During the nine months ended September 30, 2013, the Company granted 0.7 million options at a weighted-average exercise price of $3.40. During both the three and nine months ended September 30, 2012, the Company granted less than 0.1 million options at a weighted-average exercise price of $11.75.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2013 and September 30, 2012:

	September 30, 2013		September 30, 2012
Expected life	7.3	years	7.2	years
Risk-free interest rate	1.3%		1.6%
Expected dividends	—		—
Volatility	45.0%		50.5%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the nine months ended September 30, 2013 and 2012 was $1.64 and $11.75, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2013 and 2012 was approximately $2.2 million and $5.1 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $0.7 million and $4.4 million during the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2013:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2013	3,092	$14.68
Granted	716	3.40
Exercised	(174)	1.60
Cancelled	(607)	7.82

Options outstanding — September 30, 2013	3,027	$12.84	$4,647	6.19
Vested or expected to vest — September 30, 2013	3,006	$12.91	$4,513	6.17
Exercisable — September 30, 2013	2,292	$15.53	$619	5.30

The unrecognized compensation cost associated with options outstanding at September 30, 2013 and December 31, 2012 was $2.0 million and $3.6 million, respectively. The weighted average remaining term that the compensation will be recorded was 2.3 years and 1.8 years as of September 30, 2013 and December 31, 2012, respectively.

Non-vested Shares

During the three and nine months ended September 30, 2013, the Company granted less than 0.1 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. No shares were issued during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company granted 0.3 million non-vested shares to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2013 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2013	846	$11.31
Granted	314	5.10
Vested	(341)	11.23
Cancelled	(259)	6.79

Non-vested shares outstanding — September 30, 2013	560	$10.03	$5,410
Non-vested shares vested or expected to vest — September 30, 2013	524	$10.03	$5,062

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $9.66 on September 30, 2013. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at September 30, 2013 and December 31, 2012 was $4.5 million and $8.4 million, respectively. The weighted average remaining term that the compensation will be recorded was 1.8 years and 2.3 years as of September 30, 2013 and December 31, 2012, respectively.

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

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may borrow under the revolving credit facility and use the funds for general corporate purposes. There were no obligations outstanding under the revolving credit facility at any time during the period ended September 30, 2013. The Company is currently in compliance with all of the covenants of the credit facility agreement.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the balance of Accumulated Other Comprehensive Income (Loss) (AOCI) for the three months and nine months ended September 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$—	$(6,941)	$(4,904)	$(4,346)

Other comprehensive income (loss) before reclassifications	—	1,958	(29)	(637)
Less: Amounts reclassified from AOCI
Foreign currency adjustments	—	—	(4,933)	—

Net other comprehensive income (loss)	—	1,958	4,904	(637)

Ending balance	$—	$(4,983)	$—	$(4,983)

9. DISPOSITIONS AND DISCONTINUED OPERATIONS

On April 30, 2013, the Company sold its global data business to GTT and, as a result, no longer provides data services. The transaction consisted of the Americas, EMEA and APAC reporting units’ data assets and liabilities. The Americas reporting unit of the global data business did not qualify for discontinued operations because it did not constitute a separate component of the Company. The data activity associated with the Americas reporting unit is reported in continuing operations in the condensed consolidated statements of operations. The data activity associated with the EMEA and APAC reporting units is reflected in the condensed consolidated statements of operations and in the condensed consolidated balance sheets as discontinued operations. Historical information related to these reporting units has been reclassified accordingly.

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

The Company and GTT disagree over the amount of the net working capital and other reconciliation amounts related to GTT’s purchase of the Company’s global data business. Pursuant to certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT, GTT is claiming that the Company owes GTT $3.8 million. The Company, however, currently believes that GTT owes the Company $1.1 million. The parties are currently in discussions to resolve their differences with respect to the post-closing adjustments to the purchase price. If the parties are unable to resolve their differences through negotiations, a neutral third party accounting firm will hear and decide the matter. No reasonable estimate of the actual payment to be received from GTT or made to GTT associated with this matter is possible.

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

The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenue	$—	$9,246	$13,493	$29,066
Operating loss	68	7,008	6,376	17,020
Loss before income taxes	68	6,838	6,875	17,270
Provision for income tax	—	1,637	227	3,297
Loss from discontinued operations	68	8,475	7,102	20,567
Loss (gain) on disposal of discontinued operations	$11	$—	$(783)	$—

The following table displays a summary of the assets and liabilities of discontinued operations as of December 31, 2012.

(In thousands)	December 31, 2012
Assets
Accounts receivable	$12,075
Prepaid expenses	4,798
Property and equipment – net	9,401
Other assets	650

$26,924

Liabilities
Accounts payable	$4,840
Accrued liabilities	16,109
Other liabilities	1,453

$22,402

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this quarterly report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “expects,” “efforts,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects and downward pricing pressure resulting from such competition; our ability to maintain relationships with business providers following the sale of our global data business; our ability to focus on the growth and performance of our voice business following the sale of our global data business; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; any other proceedings which may be brought against the Company by the Securities and Exchange Commission or other governmental agencies; the outcome of current and potential shareholder derivative actions filed against certain of the Company’s officers and directors; the possibility of additional private litigation related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2012 and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required. The Company incurred approximately $2.4 million of expenses related to the internal investigation and reported this amount as part of general and administrative expense within its condensed consolidated statements of operations.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We have signed agreements with major competitive carriers and non-carriers, and we operated in 189 markets as of September 30, 2013.

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

There have been no other changes to the critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2013.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Revenue	$50,396	$59,573	$163,133	$178,722
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	22,027	25,546	70,716	72,481
Operations	7,182	10,312	22,488	27,780
Sales and marketing	1,090	2,017	4,650	6,195
General and administrative	6,071	3,850	15,105	14,801
Depreciation and amortization	3,293	5,544	11,505	16,234
Loss (gain) on disposal of fixed assets	3	(55)	226	(168)
Carrier settlement	—	9,000	—	9,000
Impairment of fixed assets	—	1,257	—	1,257
Gain on disposal of Americas data assets	—	—	(23,171)	—

Total operating expense	39,666	57,471	101,519	147,580

Income from operations	10,730	2,102	61,614	31,142
Total other expense (income)	3	(42)	(48)	(133)
Income from continuing operations before income taxes	10,727	2,144	61,662	31,275
(Benefit) provision for income taxes	4,177	(3,596)	8,524	3,082
Income from continuing operations	6,550	5,740	53,138	28,193
Loss from discontinued operations, net of income tax provision	68	8,475	7,102	20,567
Loss (gain) on disposal of discontinued operations	11	—	(783)	—

Net income (loss)	$6,471	$(2,735)	$46,819	$7,626

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue. Revenue decreased to $50.4 million in the three months ended September 30, 2013 from $59.6 million in the three months ended September 30, 2012, a decrease of 15.4%. The decrease in revenue of $9.2 million was due primarily to a $6.6 million decrease in data revenue and a $2.0 million decrease in revenue generated from our voice business. On April 30, 2013, we sold our global data business. Our results of operations for the three months ended September 30, 2012 include activity with respect to our global data business for the full three-month period and our results of operations for the three months ended September 30, 2013 do not include any such activity. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations for the three months ended September 30, 2012, include data activity associated with the Americas reporting unit for the full three-month period. Data revenue generated by our Americas reporting unit for three months ended September 30, 2012 was $6.6 million.

The decrease in voice revenue is primarily due to a decrease in minutes of use from 33.0 billion minutes in the three months ended September 30, 2012 compared to 30.4 billion minutes for the three months ended September 30, 2013, a decrease of 7.9%. The decrease in minutes was partially offset by an increase in the average fee per minute from $0.00158 for the three months ended September 30, 2012 to $0.00165 for the three months ended September 30, 2013.

Operating Expenses. Operating expenses for the three months ended September 30, 2013 of $39.7 million decreased $17.8 million, or 31.0%, from $57.5 million for the three months ended September 30, 2012. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results of operations for the three months ended September 30, 2012, include data activity associated with the Americas reporting unit for the full three-month period.

Network and Facilities Expenses. Network and facilities expenses decreased to $22.0 million in the three months ended September 30, 2013, or 43.7% of revenue, from $25.5 million in the three months ended September 30, 2012, or 42.9% of revenue. The decrease of $3.5 million in our network and facilities expenses is primarily a result of no Americas reporting unit data costs incurred during the three months ended September 30, 2013, compared to $2.3 million of Americas reporting unit data cost incurred during the same period last year. In addition, the network and facilities expenses for our voice services decreased by $0.9 million due to changes in the mix of the voice services we provide and our cost optimization efforts.

Operations Expenses. Operations expenses decreased to $7.2 million in the three months ended September 30, 2013, or 14.3% of revenue, from $10.3 million in the three months ended September 30, 2012, or 17.3% of revenue. The decrease of $3.1 million in our operations expenses primarily resulted from a decrease of $1.0 million in compensation related charges, a decrease of $0.9 million in maintenance charges and a decrease of $0.3 million in consulting fees.

Sales and Marketing Expense. Sales and marketing expense decreased to $1.1 million in the three months ended September 30, 2013, or 2.2% of revenue, compared to $2.0 million in the three months ended September 30, 2012, or 3.4% of revenue. The decrease of $0.9 million in sales and marketing expenses for the three months ended September 30, 2013 was primarily due to a $0.5 million decrease in compensation related charges as a result of a decreased headcount, a $0.2 million decrease in advertising expense and a $0.1 million decrease in health insurance expense. Sales expense generated by our Americas reporting unit and included in results of operations for the three months ended September 30, 2012, was $0.8 million.

General and Administrative Expense. General and administrative expense increased to $6.1 million in the three months ended September 30, 2013, or 12.0% of revenue, compared with $3.9 million in the three months ended September 30, 2012, or 6.5% of revenue. The increase of $2.2 million in our general and administrative expense was primarily due to an increase of $2.2 million in professional and legal fees primarily as a result of Audit Committee’s internal investigation conducted during the three months ended September 30, 2013, an increase of $0.6 million in compensation related charges and an increase of $0.4 million in bad debt allowance charges, partially offset by a gain of $0.5 million as a result of equipment purchase settlement with a vendor, as well as, an insurance recovery of $0.4 million for the additional cost incurred as a result of Hurricane Sandy.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.3 million in the three months ended September 30, 2013, or 6.5% of revenue, compared to $5.5 million in the three months ended September 30, 2012, or 9.3% of revenue. The decrease of $2.2 million in our depreciation and amortization expense resulted from a lower depreciable base of assets resulting from the impairment charges we recorded during the fourth quarter of 2012.

Carrier Dispute. During the three months ended September 30, 2013, we did not record any expense related to carrier dispute. During the three months ended September 30, 2012, we recorded a $9.0 million expense to settle a dispute with one of our largest customers regarding the termination of traffic.

Impairment of Fixed Assets. During the three months ended September 30, 2013, we did not record any fixed assets impairment charges. During the three months ended September 30, 2012, we ceased operations related to our hosted services business offering. The equipment related to this business had no further use in our network and as a result, we recorded an asset impairment charge of approximately $1.3 million.

Other Expense (Income). Other expense was de minimis for the three months ended September 30, 2013. Other income was less than $0.1 million for the three months ended September 30, 2012.

(Benefit) Provision for Income Taxes. Provision for income taxes of $4.2 million for the three months ended September 30, 2013 reflected an increase of $7.8 million compared to a benefit of $3.6 million for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was 38.9% compared to a benefit of 167.9% for the three months ended September 30, 2012. The difference in the effective tax rate for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to the effect of the treatment of the sale of the global data business for tax purposes.

Income from Continuing Operations. We had income from continuing operations before income taxes of $10.7 million for the three months ended September 30, 2013, compared with income from continuing operations before income taxes of $2.1 million for the three months ended September 30, 2012. After taxes, we had income from continuing operations of $6.6 million, or $0.20 per diluted share, for the three months ended September 30, 2013, compared to income from continuing operations of $5.7 million, or $0.18 per diluted share, for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue. Revenue decreased to $163.1 million for the nine months ended September 30, 2013 from $178.7 million for the nine months ended September 30, 2012, a decrease of 8.7%. The decrease in revenue of $15.6 million was due primarily to a $9.3 million decrease in data revenue and a $6.0 million decrease in revenue generated from our voice business. On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only four months within the results for the nine months ended September 30, 2013. Results of operations for the nine months ended September 30, 2012 include activity for the full nine-month period. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations include data activity associated with the Americas reporting unit. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $19.7 million for nine months ended September 30, 2012.

The decrease in voice revenue is primarily due to a decrease in minutes of use from 100.1 billion minutes in the nine months ended September 30, 2012 compared to 90.5 billion minutes in the nine months ended September 30, 2013, a decrease of 9.6%. The decrease in minutes was partially offset by an increase in the average fee per minute from $0.00156 for the nine months ended September 30, 2012 to $0.00166 for the nine months ended September 30, 2013.

Operating Expenses. Operating expenses for the nine months ended September 30, 2013 of $101.5 million decreased $46.1 million, or 31.2%, from $147.6 million for the nine months ended September 30, 2012. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment. As a result, within the results of operations for the nine months ended September 30, 2013, we only recorded data activity associated with the Americas reporting unit for the first four months of 2013. Results of operations for the nine months ended September 30, 2012 include such activity for the full nine-month period.

Network and Facilities Expenses. Network and facilities expenses decreased to $70.7 million in the nine months ended September 30, 2013, or 43.3% of revenue, from $72.5 million in the nine months ended September 30, 2012, or 40.6% of revenue. The decrease of $1.8 million in our network and facilities expenses is primarily a result of $3.4 million decrease in our Americas reporting units data cost, partially offset by $2.6 million increase in network and facilities expenses for our voice business due to changes in the mix of the voice services we provide. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $7.9 million for the nine months ended September 30, 2012.

Operations Expenses. Operations expenses decreased to $22.5 million in the nine months ended September 30, 2013, or 13.8% of revenue, from $27.8 million in the nine months ended September 30, 2012, or 15.5% of revenue. The decrease of $5.3 million in our operations expenses primarily resulted from a decrease of $2.0 million in compensation related charges, a decrease of $1.7 million in maintenance charges, a decrease of $0.3 million in consulting charges, a decrease of $0.2 million in travel and entertainment charges and a decrease of $0.2 million in health insurance and employer taxes expense charges.

Sales and Marketing Expense. Sales and marketing expense decreased to $4.7 million in the nine months ended September 30, 2013, or 2.9% of revenue, compared to $6.2 million in the nine months ended September 30, 2012, or 3.5% of revenue. The decrease of $1.5 million in sales and marketing expenses for the nine months ended September 30, 2013 was primarily due to a decrease of $0.8 million in compensation related charges as a result of a decreased headcount, a decrease of $0.5 million in marketing and advertising expenses and a decrease of $0.2 million in travel and entertainment charges. Sales expense generated by our Americas reporting unit for the first four months of 2013 was $1.5 million compared to $2.1 million for the nine months ended September 30, 2012.

General and Administrative Expense. General and administrative expense increased $0.3 million to $15.1 million for the nine months ended September 30, 2013, or 9.3% of revenue, compared with $14.8 million in the nine months ended September 30, 2012, or 8.3% of revenue. The increase of $0.3 million in our general and administrative expense was primarily due to an increase of $1.4 million in professional and legal fees primarily as a result of Audit Committee’s internal investigation conducted during the nine months ended September 30, 2013, and an increase of $0.7 million in bad debt allowance charges, partially offset by a decrease of $0.4 million in compensation related charges and a decrease of $0.3 million in consulting fees. In addition, for the nine months ended September 30, 2013, we recorded a gain of $0.5 million as a result of equipment purchase settlement with a vendor, as well as, an insurance recovery of $0.4 million for the additional cost incurred as a result of Hurricane Sandy.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $11.5 million in the nine months ended September 30, 2013, or 7.1% of revenue, compared to $16.2 million in the nine months ended September 30, 2012, or 9.1% of revenue. The decrease of $4.7 million in our depreciation and amortization expense resulted from a lower depreciable base of assets resulting from the impairment charges we recorded during the fourth quarter of 2012.

Carrier Dispute. During the nine months ended September 30, 2013, we did not record any expense related to carrier dispute. During the nine months ended September 30, 2012, we recorded a $9.0 million expense to settle a dispute with one of our largest customers regarding the termination of traffic.

Impairment of Fixed Assets. During the nine months ended September 30, 2013, we did not record any fixed assets impairment charges. During the nine months ended September 30, 2012, we ceased operations related to our hosted services business offering. The equipment related to this business had no further use in our network and as a result, we recorded an asset impairment charge of approximately $1.3 million.

Gain on Disposal of Americas Data Assets. Gain on disposition of Americas data assets was $23.2 million for the nine months ended September 30, 2013.

Other Income. Other income was less than $0.1 million for the nine months ended September 30, 2013, and $0.1 million for the nine months ended September 30 2012.

Provision for Income Taxes. Provision for income taxes of $8.5 million for the nine months ended September 30, 2013 reflected an increase of $5.4 million compared to $3.1 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 13.8% and 9.9%, respectively. The difference in the effective tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the effect of the treatment of the sale of the global data business for tax purposes.

Income from Continuing Operations. We had income from continuing operations before income taxes of $61.7 million for the nine months ended September 30, 2013, compared with income from continuing operations before income taxes of $31.3 million for the nine months ended September 30, 2012. After taxes, we had income from continuing operations of $53.1 million, or $1.63 per diluted share, for the nine months ended September 30, 2013, compared to income from continuing operations of $28.2 million, or $0.88 per diluted share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had $63.1 million in cash and cash equivalents and $0.1 million in restricted cash. In comparison, at December 31, 2012, we had $31.5 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit. During the three months ended September 30, 2013, we paid a regular dividend of $2.0 million to our shareholders. We do not expect this event to have an effect on our liquidity.

	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Net cash flows provided by operating activities	$40,748	$43,162
Net cash flows provided by (used for) investing activities	$37,749	$(20,915)
Net cash flows provided by (used for) financing activities	$(46,921)	$1,528

Cash flows from operating activities

Net cash provided by operating activities was $40.7 million for the first nine months of 2013 compared to $43.2 million for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The decrease in operating cash flow reflected a decrease in accrued liabilities, partially offset by a decrease in other current assets.

Cash flows from investing activities

Net cash provided by investing activities was $37.7 million for the first nine months of 2013, compared to net cash used for investing activities of $20.9 million for the same period last year. The change in cash flows from investing activities was primarily a result of the sale of our global data business. Additionally, we reduced the amount of equipment purchased to support the voice business and reduced the amount of our restricted cash.

For the full-year 2013, capital expenditures are expected to be approximately $11.0 to $13.0 million. These capital expenditures are mainly due to our investment in and maintenance of the voice network, but also include $3.1 million of investment in the data network through April 30, 2013. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $46.9 million for the first nine months of 2013, compared to net cash provided by financing activities of $1.5 million for the same period last year. The changes in cash flows from financing activities primarily relate to a payment of $1.25 and $0.06 of special dividend and regular quarterly dividends, respectively, per outstanding share of common stock, or $44.7 million in aggregate, during the first nine months of 2013. Included in this amount is $0.6 million related to the expected forfeitures of non-vested shares that we recognized as a compensation expense. During this time, we also repurchased approximately 0.3 million common shares at an average price of $5.80 per share, for a total cost of $1.6 million. We purchased the common shares using cash on hand.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

On May 20, 2013, we announced our intention to declare a special dividend of $1.25 per share and to initiate a regular quarterly dividend of $0.0625 per share of our common stock. In respect to the regular quarterly dividend, the expected future use of cash on an annualized basis would be approximately $8.0 million based upon a full-year dividend rate of $0.25 per share and the October 20, 2013 outstanding common share balance of 32,189,313.

Investments

As of September 30, 2013, we had $41.8 million in cash and cash equivalents invested in three money market mutual funds. As of December 31, 2012, we had $0.8 million in cash and cash equivalents invested in two money market mutual funds.

Credit Facility

On March 5, 2013, we entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. We have no plans to draw on the facility at this time and remain debt-free. The facility serves to increase our financial flexibility and further strengthens our liquidity position. We are currently in compliance with all the covenants of the credit facility agreement.

Sale of Global Data Business

On April 30, 2013, we announced that we sold all assets and liabilities of our global data business to GTT for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided to us by GTT over the next three years. As of September 30, 2013, the unamortized portion of non-cash commercial services of $0.7 million and $0.9 million is recorded within other current assets and other assets, respectively, on our condensed consolidated balance sheets.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three and nine months ended September 30, 2013 and 2012.

Item 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash of $63.2 million at September 30, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2013, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A.	Risk Factors

There have been no material changes in the risk factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the supplemental risk factors included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

INTELIQUENT, INC.

Date: November 1, 2013	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	By:	/S/ ERIC R. CARLSON
Eric R. Carlson, Vice President and Controller (Principal Financial and Accounting Officer)