Form 10-K
period 2013-12-31
Inteliquent, Inc.
filed 2014-03-11
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $172,935,246 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2014, the registrant had 32,263,619 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Inteliquent, Inc. definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2013 are incorporated by reference in Part III of this Form 10-K.

INTELIQUENT, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. See Note 3 “Business Disposition” in Notes to Consolidated Financial Statements of this Annual Report on Form 10K for a description of the sale of our global data business.

For the year ended December 31, 2013, we generated revenue from continuing operations of $211.7 million, a decrease of 9.2% compared to $233.0 million for the year ended December 31, 2012. Our income from operations for the year ended December 31, 2013 was $77.8 million compared to a loss from operations of $32.3 million for the year ended December 31, 2012. Income from continuing operations for the year ended December 31, 2013 was $64.3 million compared to a loss from continuing operations of $34.2 million for the year ended December 31, 2012.

On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only four months within the results of operations for the year ended December 31, 2013. Results of operations for the year ended December 31, 2012 include activity for the full twelve-month period. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations include data activity associated with the Americas reporting unit. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $26.7 million for year ended December 31, 2012. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $11.2 million for the year ended December 30, 2012. Sales expense generated by our Americas reporting unit for the first four months of 2013 was $1.5 million compared to $3.0 million for the year ended December 31, 2012.

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

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic with other carriers’ networks. The two alternatives were exchanging traffic through the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting the growth of competitive carriers while the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enabled competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube, Peerless Network, and Intelepeer. Over the past several years, intensified competition has led to reduced minutes of use as well as materially lower rates that we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A below.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.65 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 910.9 million, or 55% of the total 1.65 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 190 markets as of December 31, 2013. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2013, our network carried 120.9 billion minutes of traffic. As of December 31, 2013, our network was capable of connecting calls to an estimated 735.8 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

The second alternative for exchanging traffic, prior to the commencement of our operations, was for competitive carriers to install direct connections between their switches. At that time, implementing direct switch-to-switch network connections between all competitive switches in a market was challenging. The capital and operating expense requirements, complexity and management challenges of establishing and maintaining direct connections generally made them economical only for higher traffic switch combinations. However, where sufficient traffic between switches does exist, carriers often do establish direct connections. We believe that our customers are currently frequently establishing direct connections between their networks, even for what might be considered by historical standards to be lower traffic switch pair combinations, for various reasons, including in order to avoid paying a transit fee. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. When our customers implement a direct connection, it reduces the traffic we carry and the revenue we earn.

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

Our managed service offering includes technologically advanced IP switching platforms manufactured by Sonus Networks, Inc. linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional Time Division Multiplexing, or TDM, traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality. We also support both conventional Signaling System #7 (SS7) and

Session Initiation Protocol (SIP) call routing. Session Initiation Protocol is an application-layer control (signaling) protocol for creating, modifying and terminating real-time IP communications sessions with one or more participants. These sessions include Internet telephone calls, multimedia distribution and multimedia conferences. SS7 is a set of telephony signaling protocols which is used to set up the majority of the world’s Public Switched Telephone Network calls.

In addition, a patented proprietary software tool helps us to manage the complicated routing scenarios required to terminate traffic to hundreds of millions of telephone numbers and support our network. The software allows us to quickly identify new routing opportunities between carriers and to help optimize our customers’ interconnection costs, which leads to improved customer service. We believe the adaptability and flexibility of our technology enables us to provide a robust service offering to interconnect a wide range of traffic types and to adapt our service offerings more efficiently than the ILECs, which predominantly employ legacy Class 4 TDM-only circuit switching technology for tandem switching.

Our network, as of December 31, 2013, connected 2,283 unique competitive carrier switches (a 2.5% increase over December 31, 2012), creating up to 5.2 million unique switch-to-switch routes serving an estimated 736 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2013, our network carried approximately 10.1 billion minutes of traffic per month.

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

We operate a Multiprotocol Label Switching (MPLS)/IP-based network backbone. Our network is highly scalable and can carry multiple types of traffic.

Our Strategy

Our strategy is focused on expanding our business by increasing the amount of telecommunications traffic that our network carries in the United States. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

•	Increase the types of traffic we carry. Our business originally connected only local voice traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. We also obtained backbone circuits to certain international locations. As a result, our current service offerings include the capability of switching and carrying voice traffic between multiple domestic and international markets and among different types of customers.

•

Expand our customer base.    As we expand our network and the types of services we offer, our market opportunities will include selling more services to new and existing customers. For example, we recently began allowing certain non-certificated providers to use the telephone numbers assigned to us. We then terminate traffic to these phone numbers, generally for a fee from the party sending the call, in the case of an access call, and from our customer, in the case of a local call. In the industry, this is called a DID service. We often market this service to parties that are not current customers.

•

Expand our service offerings.    With our global (MPLS)/IP-based network backbone, our market opportunities will include developing and selling new services. We believe we will be able to develop other services over time that we will be able to offer on a domestic and/or international basis.

Our Customers

In connection with our voice service, we principally serve carriers in the United States. These carriers accounted for approximately 97.1% of our voice revenues in 2013, with non-carriers accounting for the remaining 2.9%. As of December 31, 2013, we have 237 carriers originating traffic and 269 carriers connected to our network. Our contracts with our top five voice customers represented approximately 70% of our total revenue from continuing operations through December 31, 2013. Our two largest customers, AT&T and Verizon, accounted for 34% and 20%, respectively, of our total revenues from continuing operations for the year ended December 31, 2013. Our contracts with customers for voice services do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. We primarily generate revenue for our voice services by charging fees on a minute of use basis. For the year ended December 31, 2013, wireless and cable companies accounted for approximately 28.4% of our voice revenue.

Sales and Marketing

In the United States, our sales organization primarily divides voice accounts by customer type, such as wireless, cable, wireline and non-carrier customers. Our sales team works closely with our customers to identify and address their needs. In addition to a base salary, the compensation package for the members of our sales team includes share-based compensation and incentive arrangements, including target incentives based on our performance and the individual’s performance, and tiered payment structures. The members of our sales organization have significant sales experience and in-depth knowledge of the telecommunications industry.

Our product team works closely with the sales team to deliver comprehensive services, develop a clear and consistent corporate image and offer a full range of product offerings. Our marketing efforts are designed to drive awareness of our service offerings. Our marketing activities include direct sales programs, social media, targeted public relations and participation in industry trade shows. We are also engaged in an ongoing effort to maintain relationships with key communications industry analysts.

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

Our network operations center is located in Chicago, Illinois. It monitors and supports our network 24 hours a day, 365 days a year. The network operations center is responsible for troubleshooting and resolving any potential network problems.

Competition

With respect to voice services, our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and CenturyLink), other competitive carriers that provide tandem or similar services (primarily Level 3, Hypercube and Peerless Network), and direct connections between carriers.

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

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Hypercube and Peerless Network. We also face indirect competition from carriers that directly connect their voice switches. When there is a significant amount of voice traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are currently frequently establishing direct connections between their networks for various reasons, including in order to avoid paying a transit fee. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. See “Risk Factors—Risk Factors Related to Our Business—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A below. Also, market consolidation can significantly reduce our potential traffic since there are fewer total carriers needing to exchange traffic with each other.

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

As a result of competitive pressures over the last several years, the average rates charged for voice services in certain markets in the United States have decreased significantly. We believe that this trend is likely to continue. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.” in Item 1A below.

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

The FCC and state regulators are considering a variety of issues that have resulted in certain changes in the regulatory environment in which we operate our voice business, and that may result in other changes. Most importantly, many state and federal proceedings have considered issues related to the pricing of access and transit services. To the extent that the regulatory commissions maintain or impose pricing restrictions on transit or access rates, then our pricing, and the pricing of carriers with which we compete, is likely to be lower than it would be in an unregulated market. In addition, the FCC recently conducted a proceeding to consider reform of its intercarrier compensation rules. This proceeding has led to the issuance of an order affecting the pricing and regulation of tandem access services, and it could impact the pricing and regulation of our local transit business The FCC is considering further changes to the pricing of tandem services. To the extent that any state or the FCC mandates reductions in the rates for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

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

Regulatory Framework

The Telecommunications Act of 1996

The Telecommunications Act of 1996, which substantially revised the Communications Act of 1934, established the regulatory framework for the introduction of competition for local telephone services throughout the United States by new competitive entrants such as us. Before the passage of the Telecommunications Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T known as a Regional Bell Operating Company, or RBOC, which owned the entire local exchange network and operated as a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs now consist of Verizon, CenturyLink and AT&T. These three carriers are also referred to as ILECs, along with many other smaller incumbent local exchange carriers that were not former subsidiaries of AT&T.

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

Our business plan relies in significant part on purchasing wholesale services from other carriers, including AT&T, Verizon, CenturyLink and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including the grant of broad pricing flexibility to incumbents for their special access services in many areas. In many cases, the incumbent carriers have used this pricing flexibility to increase their prices for wholesale services. Changes in the incumbent carriers’ pricing of their services can indirectly affect the market pricing of wholesale services we purchase from other competitive carriers. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, our business could be adversely affected and our cost of providing service could increase. In November 2012, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate … the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. In January 2014, the FCC adopted an order inviting carriers to submit proposed experiments to facilitate real-world trials of IP-based platforms and services. The FCC is expected to approve IP-based platform experiments in May 2014. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing regulation of the incumbent carriers or allowing those carriers to increase their prices for wholesale services, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

Intercarrier Compensation

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, or NPRM, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. In November 2011, the FCC adopted an order reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the order, the FCC set forth a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC’s order did not make any changes to the pricing for our local transit services, but the FCC is currently considering whether to make further changes to the intercarrier compensation system, including changes to pricing for local transit service. If the FCC does make any changes to intercarrier compensation, such changes could affect our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rates, freezing the rates or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that local transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. Numerous parties have appealed the FCC’s November 2011 order to a federal appeals court. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

We also provide access service, which is part of the origination and termination of long distance calls. The FCC, as part of the intercarrier compensation NPRM discussed above, has adopted a multi-year plan to reduce and in many instances, eliminate both intrastate and interstate terminating access charges. The FCC is currently considering whether to make further changes to the intercarrier compensation system, including further changes to access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such a change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. Numerous parties have appealed the FCC’s November 2011 order to a federal appeals court. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

We generally have minimal revenue exposure associated with reciprocal compensation for local traffic because our customers are primarily carrier customers, who are responsible for any compensation. However, certain FCC proposals discussed above, if adopted, would make us and other tandem service providers liable for the intercarrier compensation charges imposed by the terminating carrier in certain instances, which we would then have an opportunity to recover from the carrier who delivered the traffic to us. Even if we do have a legal right to recover these charges, we would bear risk if this occurs, including but not limited to disputes over the amount due and credit risk. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

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

However, certain aspects of the FCC order have led to new disputes over related issues, such as the type and cost that may be charged for various elements of a long distance VoIP call. See “Risk Factors—Risk Factors Related to Our Business—If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material adverse effect on our business, financial condition, operating results or growth opportunities” in Item 1A below.

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

Some state regulatory authorities assert jurisdiction over the provision of transit services in connection with local calls, particularly the ILECs’ provision of the service. Several state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, a declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to lower its rate to a cost-based rate that was significantly lower than the existing rate. We have in some cases lowered the rate we charge our customers as a result of the DPUC’s ruling. Additionally, in December 2008, the United States District Court for the District of Nebraska held that the ILEC must provide local transit service under the Telecommunications Act and that the Nebraska Public Service Commission did not err in using TELRIC, an incremental cost-based methodology, to determine the applicable rate. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio have conducted rulemaking proceedings addressing, among other items, applying incremental cost-based pricing for local transit services. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If, as a result of any state proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse effect on our business, financial condition and operating results. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

To date, the FCC has not resolved this dispute over interpretation of the Telecommunications Act, resulting in disparate pricing of these services among the states. Some states also have asserted that they have jurisdiction over interconnections between competitive carriers. Our success in securing interconnections with competitive carriers may be affected by the degree of jurisdiction states exert over such interconnections. If a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive local transit services generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such an inability may have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Risk Factors Related to Our Business—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” in Item 1A below.

Additionally, we now provide access services, which are part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments exercise jurisdiction over intrastate access services, though the FCC’s November 2011 order asserted federal jurisdiction over the pricing of intrastate access services. In some but not all states, intrastate access charges are considerably higher than interstate access charges. Under the FCC’s November 2011 order, however, intrastate access rates are being reduced to parity with interstate access rates by July 2013. Some states already have imposed limits on the access charges that competitive carriers may impose, and other are considering whether to mandate a decrease in existing intrastate access charges. If intrastate access charges are eliminated or lowered for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

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

We currently have one granted patent and have three additional patent applications pending with the U.S. Patent and Trademark Office. The granted patent addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs.

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

OTHER MATTERS

Employees

At December 31, 2013, we had 143 full-time employees, including 112 in Operations, 7 in Sales and Marketing and 24 in General and Administrative functions. The number of employees decreased by 48% or 134, down from 277 on December 31, 2012. A majority of the decrease, 119 employees, was a result of our sale of the global data business. Of our employees, 115 were located at our corporate office in Chicago, Illinois. The remaining 28 employees are located throughout the United States at our POPs. No labor union represents our employees located in the United States. We have not experienced any work stoppages and consider our relations with our employees to be good.

Information Available on the Internet

Our Internet address is www.inteliquent.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (the SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Inteliquent, Inc.

Corporate Information

The principal executive offices for Inteliquent, Inc. are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors are set forth below:

Name	Age	Position(s)
G. Edward Evans	52	Chief Executive Officer and Director
Kurt J. Abkemeier	43	Chief Financial Officer and Executive Vice President
John R. Harrington	45	Senior Vice President, Regulatory, Litigation and Human Resources
Richard L. Monto	49	General Counsel, Secretary and Senior Vice President, External Affairs
Joseph A. Beatty	50	Director
James P. Hynes	66	Director, Chairman
Edward M. Greenberg	62	Director
Lawrence M. Ingeneri	55	Director
Timothy A. Samples	56	Director
Rian J. Wren	57	Director

G. Edward Evans.    Mr. Evans has served as a Director since November 2008 and as our Chief Executive Officer since April 2011. Prior to joining us as our Chief Executive Officer, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Prior to Stelera Wireless, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the board of Solix.

Kurt J. Abkemeier.    Mr. Abkemeier has served as our Chief Financial Officer since January 2014. Prior to joining us as our Chief Financial Officer, Mr. Abkemeier served as the Vice President of Finance and Treasurer of Cbeyond, Inc. from 2005 to 2012. Prior to Cbeyond, Inc., Mr. Abkemeier was the Director of Finance and Strategic Planning at AirGate PCS, Inc., a regional wireless telecommunications service provider. Mr. Abkemeier also held various senior management positions within telecommunications-related companies and was a senior sell-side research analyst at J.P. Morgan & Co. analyzing telecommunications companies. Mr. Abkemeier holds a Bachelor of Science degree in applied economics from Cornell University.

Richard L. Monto.    Mr. Monto joined us in 2007, and has served as our General Counsel and Corporate Secretary since February 2008. Mr. Monto has 15 years of diversified telecommunications experience. From 2001 to 2005, Mr. Monto held senior positions, including Chief Legal Officer, with Universal Access Global Holdings Inc. From 1995 and 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal. Mr. Monto holds a B.A. degree from the University of Michigan in Russian and Eastern European Studies and a J.D. from the Boston University School of Law.

John R. Harrington.    Mr. Harrington joined us in 2011 and has served as a Senior Vice President since that time. Mr. Harrington is responsible for all of our litigation and regulatory advocacy, as well as our Human Resources function. From 1997 to 2011, Mr. Harrington practiced at the law firm of Jenner & Block LLP. From 2003 to 2011, Mr. Harrington served as a partner in Jenner & Block LLP’s litigation department. Mr. Harrington also served as a co-chair of the Jenner & Block LLP’s communications practice and served as our primary outside litigation and regulatory counsel. Mr. Harrington holds a B.A. degree from Northwestern University and a J.D., magna cum laude, from Indiana University’s Maurer School of Law.

Joseph A. Beatty.    Mr. Beatty has served as a Director since April 2013. Mr. Beatty was the President and Chief Executive Officer and a board member of Telular Corporation (NASDAQ: WRLS) from 2008 until its sale in June 2013. Prior to serving as Telular’s President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President, Chief Financial Officer and Secretary (beginning in April 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. In June 2006, Concourse was sold to Boingo Wireless. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward Health Services Corporation, a not-for-profit healthcare provider located in Naperville, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands. Mr. Beatty earned a bachelor’s degree in electrical engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

James P. Hynes.    Mr. Hynes co-founded Inteliquent in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006, Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for over 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes founded MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with these operating roles, he was Group Managing Director at Fidelity Capital for ten years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College. He is also a Trustee of Cardinal Hayes High School in the Bronx, New York.

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

Lawrence M. Ingeneri.    Mr. Ingeneri has served as a Director since October 2006. Mr. Ingeneri is currently the Chief Financial Officer of mindSHIFT Technologies, Inc., an IT managed services provider which he joined in October 2003 and which was acquired in December 2011 by Best Buy, Inc. (NYSE: BBY) and subsequently acquired in February 2014 by Ricoh Americas Holding Inc. Prior to that time, Mr. Ingeneri was employed by COLT Telecom Group plc, or COLT, a European telecommunications services company from July 1996 to December 2002. Mr. Ingeneri was the Chief Financial Officer of COLT from July 1996 to June 2002 and a member of the Board of Directors of COLT from June 2001 to June 2002. Mr. Ingeneri previously served as a director of mindSHIFT Technologies, Inc.

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

Risk Factors Related to Our Business

Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.

Our voice services business faces competition from the traditional ILECs, other providers such as Level 3 Communications, Peerless Network and Hypercube, and potentially from future entrants to the voice services market. Competition has been intense over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the voice tandem services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” below.

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.

When there is a significant amount of traffic between two of our customers’ switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which will cause us to experience a reduction in our revenue. Moreover, the risk of direct connections is continually increasing as more carriers move to an IP-based interface, because directly connecting between two IP-based carriers at one or only several points is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. Many of our largest customers are rapidly moving to convert their networks to IP, increasing the likelihood of direct connections occurring. Moreover, since these direct connections would connect networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive for and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from carriers establishing direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, prospects, financial condition and operating results.

Regulatory developments could negatively impact our business.

The communications services industry is extensively regulated by the federal and state governments. As described below, various state regulatory authorities have asserted regulatory authority over the pricing of ILECs’ local transit services, and the FCC is considering whether to adopt price regulation for local transit services at present. Moreover, the FCC has adopted a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC also is considering further changes to its regulations governing access charges. To the extent that transit or access rates are further reduced or capped, it could have an adverse impact on us.

Local Tandem Transit Service

Some state regulatory authorities assert jurisdiction over the provision of local tandem transit services, particularly the ILECs’ provision of the service. Various states have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental costs under the Telecommunications Act, while other states have ruled that the Telecommunications Act of 1996 does not apply to these services. For example:

•

A declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to implement a new rate based on the ILEC’s costs for transit. The ILEC has made this rate available to all of its customers. We lowered the rate we charge certain of our customers, in some cases substantially, as a result of the DPUC’s ruling, which has had a significant impact on the profitability of our service in Connecticut.

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

•

In December 2008, the United States District Court for the District of Nebraska held that the Public Service Commission of Nebraska, or the PSC, was correct in determining that the ILEC must provide transit service under the Telecommunications Act of 1996 and that the PSC did not err in ordering the ILEC to provide the service at TELRIC-based rates.

•

The Telecommunications Regulatory Board of Puerto Rico, or the Puerto Rico Board, determined that the ILEC must provide transit service at a cost-based rate, and ordered the ILEC to submit a cost study in order to support the development of a cost-based rate. In addition to submitting the cost study, on September 23, 2009, the ILEC filed a motion seeking administrative review of the Puerto Rico Board’s order in the Puerto Rico appellate court. In its motion, the ILEC alleges that the Puerto Rico Board’s order constitutes a regulation and as such was not approved as required by provisions of Puerto Rico’s Uniform Administrative Law.

If, as a result of any of these proceedings or a different proceeding, the applicable ILEC is required to reduce or limit the rate it charges for local transit service, we would likely be forced to reduce our rate, perhaps substantially, or risk losing customer traffic, any of which could have a material adverse effect on our business, financial condition and operating results.

The FCC currently does not regulate the local transit services we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. In November 2011, the FCC released an intercarrier compensation reform order. That order did not adopt price regulation for local transit service. However, the FCC is currently considering whether to adopt price regulation for local transit service as part of ongoing proceedings. Any changes to the intercarrier compensation rules related to local transit service could have a material adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers with which we connect have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating local transit traffic, it could have a material adverse effect on our business, financial condition and operating results.

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

In the order, the FCC capped most access rates as of December 29, 2011. The FCC then required carriers to reduce their intrastate terminating end office rates that exceed the corresponding interstate rates by half of the difference between the rates in July 2012, and reduce those intrastate rates to parity with the interstate rates by July 2013. Following these reductions, the FCC now requires carriers to reduce their termination (and for some carriers also transport) rates to bill-and-keep within six years for price cap carriers, and nine years for rate of return carriers. The FCC has issued a further notice of proposed rulemaking transition for the remaining originating and transport rate elements.

Various states are also separately conducting proceedings to determine whether to decrease existing intrastate access charges.

If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material adverse effect on our business, financial condition, operating results or growth opportunities.

The telecommunications industry has seen an escalating rate of disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The FCC order described above resolved certain elements of this issue on a prospective basis and holds that VoIP calls will be subject to interstate access charges and/or reciprocal compensation. Certain aspects of the FCC order, however, have led to new disputes, such as the type and cost that may be charged for various elements of a VoIP call. If these new disputes are not timely resolved or are not resolved in our favor or if future rulings establish that we are not able to enforce all or a portion of our access tariffs with respect to VoIP or other types of calls, we could experience a material adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

As a result of competition, the average rates charged for voice services in the United States have decreased significantly over the past several years. We believe that this trend is likely to continue for the foreseeable future.

In addition to the regulatory risks that could cause price decreases, the primary sources of pricing pressure include:

•

competitors offering our customers services at reduced prices, at times substantially, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of voice transit services might bundle transit with other services, such as inexpensive long distance services;

•

customers with a significant volume of traffic have in the past and may in the future use their enhanced leverage in pricing negotiations with us. For example, from time to time, customers have requested that we reduce the prices we charge them or they will migrate their traffic to a competitor. Such requests have resulted and may continue to result in lowered pricing or lost traffic, either of which may adversely affect our business; and

•	if our prices are too high, customers may find it economically advantageous to handle certain functions internally, such as exchanging voice traffic, using direct connections instead of using us.

If we are unable to offset the effects of any price reductions by carrying higher volumes of traffic, we could experience reduced revenues and gross margins, either of which could have a material adverse effect on our business, prospects, financial condition and operating results.

Business acquisitions that we may explore in the future will be subject to a number of risks and uncertainties.

The integration of any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the increase in size of our operations after an acquisition;

•

the disruption of ongoing business and the diversion of management’s attention from managing daily operations to managing integration activities, which may require coordinating geographically dispersed organizations, integrating and retaining personnel with disparate business backgrounds, and combining different corporate cultures;

•

failure to anticipate the costs related to accounting and tax matters resulting from the acquisition of a business, including with respect to the costs of hiring employees and professional consultants to comply with accounting and tax matters, as well as the payment of taxes imposed by various taxing authorities and disputes and audits related thereto;

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

Our top five customers, in the aggregate, represented approximately 70% of our total revenues from continuing operations during the year ended December 31, 2013. Our two largest customers, AT&T and Verizon, accounted for 34% and 20% respectively, of our total revenues from continuing operations during the year ended December 31, 2013. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to substantially lower the rates we charge our customers to retain their traffic. As discussed in “—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.” above, competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

We may lose all or a portion of our business with any of these customers or have to reduce the rates we charge if we fail to meet our customers’ expectations, including for performance and other reasons, or if another provider offers to provide the same or similar services at a lower cost. If this occurs, it could have a material adverse effect on our business, prospects, financial condition and operating results.

During the year ended December 31, 2013, we terminated 59% of our voice traffic in the United States to five carriers.

We generate a significant portion of our revenue from voice services provided in the United States. During the year ended December 31, 2013, we delivered 59% of our voice traffic in the United States to five carriers. If for any reason we are unable to terminate voice traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept voice traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” below. In 2012, we agreed to pay a carrier a significant amount to terminate certain long distance traffic to it. This agreement negatively affected our business.

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

As part of our growth strategy, we have selectively offered new services, such as international voice and hosted services. For a further description of our services see “—Business” above. As a result, our new service initiatives are critical components of our growth strategy.

We will face various risks associated with providing any new services, including risks relating to identifying, obtaining and integrating attractive network switch sites and suitable equipment or software, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, developing and implementing new systems, complying with regulatory, tax and accounting requirements, and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks if we conduct any operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

If we are unable to successfully manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T, T-Mobile-MetroPCS, and possibly Comcast-Time Warner Cable reduces the need for intercarrier transit services and may limit our growth opportunities.

Consolidation in the industry reduces the need for intercarrier transit services by reducing the number of carriers. As carriers merge, (i) the risks to our business of direct connections increases, see “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” above, (ii) traffic that was carrier-to-carrier becomes intra-carrier traffic not normally addressable by us and (iii) in the case of consolidations involving an ILEC, such as AT&T or Verizon, previous transit traffic between competitive carriers and the carrier acquired by the ILEC now potentially becomes ILEC reciprocal compensation traffic and not transit traffic, and thus potentially not addressable by us. For example, as a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use processed by us. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year. We have experienced growth notwithstanding this consolidation, but our ability to grow in the future could be affected by greater consolidation. Recent media reports state that Time Warner Cable will be acquired by Comcast or that Sprint may acquire T-Mobile (or consummate some other form of combination). If either of these occur, it could reduce the number of minutes we carry and materially and adversely affect our business.

Additionally, in connection with the 2006 merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current local transit rates for existing transit customers for 42 months in the AT&T and BellSouth ILEC service territories. While having no direct regulatory impact on us, such an agreement indirectly limits the rates we can charge for our transit service. Further consolidation in the industry could lead to similar agreements which would limit our ability to grow revenues and may materially affect our operating results.

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

The process of obtaining patent protection is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

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

We previously engaged in patent litigation in which we did not prevail. On June 12, 2008, we commenced a patent infringement action against Peerless Network, Inc. and John Barnicle in the United States District Court

for the Northern District of Illinois to enforce our rights under a patent referred to as the ‘708 Patent (Neutral Tandem, Inc. v Peerless Network, Inc., Peerless Network of Illinois, LLC and John Barnicle, 08 CV 3402). On September 2, 2010, the court hearing the case granted Peerless Network’s motion for summary judgment. The court found that the ’708 Patent was invalid in light of a prior patent. On December 13, 2011, the federal appellate court affirmed the finding that our patent is invalid, and on January 30, 2012, the appellate court denied our petition for rehearing of the December 13, 2011 ruling. We elected not to appeal this ruling. As a result, the district court’s ruling that the ‘708 Patent is invalid became final and non-appealable.

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

We provide certain services, principally switched access services, pursuant to tariffs we have filed with the FCC and those states in which we operate. These tariffs essentially form the binding legal agreement under which we provide these services to certain customers, and include terms setting forth the pricing for the services, our right to collect amounts charged, and other customary terms related to the provision of the services, including provisions that limit our liability if we fail to properly provide a service. If we are unable to obtain approval of a tariff, or if a tariff is approved but it is later determined that a provision is invalid or unenforceable for any reason, such a determination could affect our ability to collect fees for any service we have provided or require us to refund payments previously received. Moreover, if a customer is able to show that we did not provide services in the manner described in our tariff, that could also affect our ability to collect fees for any service we have provided or require us to refund payments previously received. Any of the foregoing, or any other determination that a tariff provision is invalid or unenforceable, could materially and adversely affect our business, prospects, financial condition and operating results.

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

Our network architecture is integral to our ability to process a high volume of traffic in a timely, reliable and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

•	damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects or failures;

•	physical or electronic break-ins (hacking or cybercrime), sabotage, intentional acts of vandalism, terrorism, natural disasters and similar events;

•	increased capacity demands or changes in systems requirements of our customers;

•	provisioning, installing and delivering these services; and

•	errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our network to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

•	we may be unable to provide and collect revenue for services;

•	we may be unable to bill properly and collect for services provided;

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process traffic in the event of a loss of, or damage to, a network switch site or other network facilities. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods, hurricanes and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our services. Further, widespread business closings or failures or interruptions in telecommunications services of other carriers as a result of power loss, natural disasters, telecommunications failures and other similar events, may result in a reduction of minutes of voice traffic switched. Any such loss, damage or reduction in voice minutes could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the issues caused by such loss or damage.

We have a limited operating history as a company and as a provider of communications services in a rapidly evolving market. If we are unable to overcome the difficulties frequently encountered by new companies in rapidly evolving markets, our business could be materially harmed.

We began our operations in February 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by new companies in rapidly evolving markets. This includes developing new services, as we now provide our existing services in virtually all of the major and mid-size U.S. markets to most of the medium-sized and largest carriers. In order to overcome these risks and difficulties, we must, among other things:

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

We generate the majority of our revenue by charging carriers on a per minute of use basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on telecommunications services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. A reduction from these or other economic-related causes could have a material adverse effect on our business, financial condition and operating results.

We could experience material variances in our revenues due to events outside of our control.

We could experience material variances in our revenues due to events both under and outside of our control. For example, we could experience a material decline in the traffic that we process due to holidays or other seasonal variability, the timing of direct connects established between our customers, competitors offering services at reduced rates, installation delays, the implementation of routing changes and traffic outages. If one or more of these events occur, especially with respect to one or more of our larger customers, it would cause a material decrease in our revenues and have a material adverse effect on our business, prospects, financial condition and operating results.

We may be unable to complete suitable acquisitions, or we may undertake acquisitions that could increase our costs or liabilities or be disruptive to our business.

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “—We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations” below. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business.

Our ability to sell our services depends in part on the quality of our support and service offerings, and our failure to offer high-quality support and services would have a material adverse effect on our sales and operating results.

Once our services are deployed, our customers depend on our support organization to resolve any issues. A high level of support is critical for the successful marketing and sale of our services. If we do not effectively assist carriers in deploying our services, succeed in helping carriers quickly resolve post-deployment issues and provide effective ongoing support, it will adversely affect our ability to retain those customers or sell additional services. In addition, if we complete acquisitions, enter new geographic territories or expand our service offerings, it may become more difficult for us to provide these support services. As a result, our failure to maintain high-quality support and services would have a material adverse effect on our business, prospects, financial condition and operating results. See also, “Our business requires the continued development of effective business support systems to implement customer orders, provide and bill for services, and pay for services we receive from our vendors” above.

Security breaches could adversely affect our business and our customers’ confidential information or personal data, which could result in us being subject to legal liability and our reputation could be harmed.

Our network equipment and facilities may be vulnerable to cybercrime, such as physical break-ins, computer viruses, attacks by computer hackers or similar disruptive problems. If unauthorized users gain access to our switch sites, network equipment or facilities or our databases, it could result in an interruption of service or reduced quality of service, which could cause harm to our business and reputation and could result in a loss of customers. Such a breach of security could also relate to the disclosure or theft of our customers’ confidential information or personal data, which could result in legal liability to us and a reduction in use of our services or cancellation of our services, either of which could materially harm our business. Our personnel often receive highly confidential information from our customers that is stored in our files and on our systems. Similarly, we receive sensitive information that has historically been maintained as a matter of confidence with our customers.

We currently have procedures in place to ensure the integrity of our networks, support systems, and the confidentiality of our customers’ information. However, our procedures to protect against the risk of inadvertent disclosure or breaches of security might fail to protect adequately our systems or the information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our customers may grow as we expand our business and increase the amount of information that we possess. If we fail to maintain adequately our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

The failure of the third-party software and equipment we use in providing our voice services could cause interruptions or failures of our systems.

We incorporate hardware, software and equipment and license technologies developed by third parties in providing our voice services. Our third-party vendors include, among others, Cisco and Oracle for our database systems and software, and numerous network services suppliers, such as AT&T, Verizon, CenturyLink, Level 3 and Transaction Network Services, for our transport and Signaling System 7 services. As a result, our ability to provide services depends in part on the continued performance and support of the third-party services and products on which we rely and the respective vendors’ rights to license services and products to us, including without any third-party claims for intellectual property infringement. If any third-party services, equipment or products are not provided to us or experience failures or have defects, or the third parties that supply the services, equipment or products fail to provide adequate support due to financial problems they face or for any other reason, this could result in or exacerbate an interruption or failure of our systems or services. Any such failure or interruption could have a material adverse effect on our business, prospects, financial condition and operating results and expose us to claims by customers.

Our business could be harmed by prolonged electrical power outages or shortages, increased costs of energy or general availability of electrical resources.

Our network switch sites are susceptible to regional costs of power, electrical power shortages, planned or unplanned power outages caused by these shortages, such as those that occurred in the northeast region of the United States in 2003, in the southeast region of the United States in 2005, and in the New York area from Hurricane Sandy in 2012, and limitations of adequate power resources. Power outages, which last beyond our backup and alternative power arrangements, could reduce our revenue and otherwise harm our business and expose us to claims by customers. Moreover, we may not be able to pass on to our customers significant increases in the cost of power we obtain.

We generally do not have minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle.

We earn revenues for the vast majority of the services that we provide on a per minute of use basis. We generally do not have minimum revenue requirements in our contracts, which means that there is no limit to the potential adverse effect on our revenues from a decrease in the volume of traffic we handle. As a result, if our customers cease or reduce their usage of our services from their current levels, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, as discussed above, certain of our customers have migrated voice services to a competitor that has been offering our customers lower pricing in certain of our largest and other markets. See “—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as

Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.” above. If such migration continues, or our customers develop internal systems to address their traffic needs, including direct connections in the case of voice services, or if the cost of such transactions makes it impractical for a given carrier to use our services, we may experience a reduction in the volume of services we provide, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves as a neutral third-party provider of services (that is, we generally do not compete with any of our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance voice services and which can be viewed by some of our customers as being competitive with certain of the voice services they provide.

Our senior management is important to our customer relationships, and the loss of one or more of our senior managers could have a negative impact on our business.

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations and affect regulatory changes. Particularly in light of multiple recent changes in our Chief Financial Officer position, the loss of one or more additional key members of senior management could impair our ability to identify and secure new contracts and otherwise to manage our business, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results.

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

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments. In addition, we currently maintain $15 million revolving credit facility with Bank of Montreal. As of March 11, 2014, no amounts were drawn on this facility. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may require additional financing sooner than anticipated. Additional equity or debt financing may result in the incurrence of additional leverage or dilution to our stockholders.

In addition, we may seek additional funding in the future through public or private equity and debt financings including in connection with any future acquisitions. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

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

The matters relating to the internal investigation by our Audit Committee of our impairment charge for the year ended December 31, 2012 and our financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013 have required us to incur substantial costs and divert management resources, have resulted in now-dismissed litigation, and may result in additional litigation, which could have a material adverse effect on our business, financial condition and results of operations.

On August 23, 2013, we announced that our Audit Committee, with the assistance of independent outside professionals, had completed an internal investigation concerning (i) whether our impairment charge for the year ended December 31, 2012 was overstated and (ii) our financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013. With the assistance of independent outside professionals, our Audit Committee found that no restatement of our previously issued financial statements or any action relating to our previous financial forecasts was required.

The internal investigation has required us to incur significant costs and has diverted management resources from our business. On January 6, 2014, a federal securities class action lawsuit pertaining to the matters addressed in our Audit Committee’s investigation was voluntarily dismissed without prejudice by the plaintiff. This or any other related litigation could cause our customers, suppliers and investors to lose confidence in the Company, require us to incur significant costs and further divert management resources.

Risk Factor Related to Our Internal Controls over Financial Reporting

In 2012, we identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results.

In 2012, we identified a material weakness in our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not effectively design and perform control activities to prevent or detect material misstatements that might exist in our presentation of the income tax consequences associated with the impairment of goodwill, intangible and long-lived assets. Specifically, the review performed by our corporate accounting and tax group of the consolidated tax processes and procedures did not provide for adequate and timely identification of the income tax impacts arising from the impairments. In light of this material weakness in internal control over financial reporting, we concluded that our financial reporting controls and procedures were not effective as of December 31, 2012.

We remediated this material weakness in 2013. However, if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Such material weakness could result in regulatory scrutiny or actions, generate litigation, cause investors to lose confidence in our reported financial condition, materially affect the market price of our stock, and otherwise materially adversely affect our business and financial condition.

Risk Factors Related to Our Common Stock

Our common stock has only traded since November 2, 2007 and our stock price is likely to be volatile.

Our common stock has only traded since November 2, 2007. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the passage of various laws and governmental regulations governing communications-related services and Internet-related services;

•	a further decrease in our cash position;

•	changes in our dividend practice;

•	a decrease in the amount of traffic we carry or the rates we charge for such traffic, whether from competition or otherwise;

•	the failure to develop new services or successfully manage our growth strategy;

•	the failure of or disruption to our physical infrastructure or services;

•	conditions or trends in the Internet, technology and communications industries;

•	the addition or departure of any key employees;

•	the level and quality of securities research analyst coverage of our common stock;

•	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;

•	litigation involving ourselves, including relating to our internal investigation, our granted or any future patents, or our general industry or both;

•	investors’ general perception of us, our services, the economy and general market conditions;

•	developments or disputes concerning our patents or other proprietary rights;

•	the announcement of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•	other factors discussed within these “Risk Factors”.

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

We previously entered into a $15 million revolving credit facility and have no plans to draw on the facility at this time. We may incur additional debt in the future or increase our level of indebtedness from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business by:

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

A substantial portion of our cash at December 31, 2013 was invested in three money market funds.

As of December 31, 2013, we had $41.8 million invested in three money market funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive. The yield may be affected by the default of any securities the fund invests in or changes in the value of investments caused by changes in interest rates; if these factors are severe, the share price of a fund could drop, which could materially and adversely affect our liquidity and ability to operate. The SEC, under the authority of the Investment Company Act of 1940, regulates money market funds to minimize these risks.

We cannot assure you that we will continue to pay quarterly cash dividends on our common stock. Failure to continue to pay quarterly cash dividends to our stockholders could cause the market price for our common stock to decline.

In 2013, we initiated the payment of regular quarterly cash dividends on our common stock. Our ability to pay quarterly cash dividends will be subject to, among other things, our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay a quarterly cash dividend in the future. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying quarterly cash dividends at historical levels could result in a lower market valuation of our common stock.

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

We also lease 33 other facilities, listed below, in the United States that house our switching equipment.

•

Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Cincinnati, Ohio; Cleveland, Ohio; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Honolulu, Hawaii; Houston, Texas; Indianapolis, Indiana; Las Vegas, Nevada; Los Angeles, California; Miami, Florida; Milwaukee, Wisconsin; Minneapolis, Minnesota; Newark, New Jersey; New York, New York; Orlando, Florida; Philadelphia, Pennsylvania; Phoenix, Arizona; Portland, Oregon; Salt Lake City, Utah; San Diego, California; San Francisco, California; Seattle, Washington; St. Louis, Missouri; Tampa, Florida; Vienna, Virginia; and Puerto Rico

We believe our existing facilities are adequate for our current needs in our existing markets and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

Refer to Note 9 “Commitments and Contingencies—Legal Proceedings” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information on legal proceedings.

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

The following table sets forth the high and low closing sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2013	High	Low
First Quarter	$3.70	$2.59
Second Quarter	$6.09	$2.84
Third Quarter	$9.66	$5.74
Fourth Quarter	$12.82	$9.75

2012	High	Low
First Quarter	$12.77	$10.60
Second Quarter	$13.68	$11.08
Third Quarter	$13.92	$9.38
Fourth Quarter	$9.29	$2.15

Holders of Record

On January 31, 2014, there were approximately 35 registered holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 6,898 beneficial owners of our common stock as of February 6, 2014.

Dividends

On October 5, 2012, we declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate (the 2012 Special Dividend). The 2012 Special Dividend was paid on October 30, 2012.

On May 29, 2013, we declared a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million in the aggregate (the 2013 Special Dividend). The 2013 Special Dividend was paid on June 28, 2013. On May 29, 2013, August 27, 2013 and December 4, 2013, we also announced the declaration of regular quarterly dividends of $0.0625 per outstanding share of common stock, which were paid on June 24, 2013, September 27, 2013 and December 30, 2013, respectively. In 2013, we paid $6.0 million in aggregate as a result of regular quarterly dividends.

On February 27, 2014, we announced the declaration of an increased regular quarterly dividend of $0.075 per outstanding share of common stock, which is payable on March 27, 2014 to holders of record as of the close of business on March 13, 2014.

Any changes to our future dividends and the amount of such dividends will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant. We do not anticipate any changes to our regular quarterly dividends on outstanding shares of common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 74-month total return provided stockholders on Inteliquent’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on November 2, 2007, the first day of trading of our common stock, and its relative performance is tracked through December 31, 2013. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Inteliquent under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on November 2, 2007, the first day of trading of our common stock, with dividends reinvested)

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated operating data for the years ended December 31, 2013, 2012, and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated operating data for the fiscal years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31
(In thousands, except per share amounts)	2013(4)	2012(5)(6)	2011	2010(3)	2009(3)
Consolidated Operating Data
Revenue	$211,661	$233,003	$224,603	$188,318	$168,906
Income (loss) from continuing operations	64,298	(34,246)	40,105	34,451	41,315
Net income (loss)	55,653	(78,149)	27,057	32,608	41,315
Earnings (loss) per share—continuing operations:
Basic (1)	$1.99	$(1.11)	$1.22	$1.04	$1.25
Diluted (1)	$1.97	$(1.11)	$1.21	$1.02	$1.22
Earnings (loss) per share—net income (loss):
Basic (2)	$1.72	$(2.54)	$0.83	$0.98	$1.25
Diluted (2)	$1.71	$(2.54)	$0.82	$0.97	$1.22
Weighted average number of shares outstanding:
Basic	32,306	30,798	32,780	33,157	33,156
Diluted	32,557	30,798	33,195	33,634	33,912

Dividends paid per share:	$1.44	$3.00	$—	$—	$—

	December 31
(In thousands)	2013(4)	2012	2011	2010(3)	2009(3)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,004	$31,479	$90,279	$106,674	$161,411
Total assets	137,245	145,600	302,810	315,527	256,590
Long term obligations, including current portion	—	—	—	—	235
Total liabilities	20,424	46,507	43,132	44,244	15,759
Total preferred stock	—	—	—	—	—
Total shareholders’ equity	116,821	99,093	259,678	271,283	240,831

Cash Flow Data:
Cash flows provided by operating activities	$57,365	$61,569	$57,714	$60,512	$56,396
Cash flows provided by (used for) investing activities	35,719	(25,716)	(22,459)	(104,812)	(16,379)
Cash flows provided by (used for) financing activities	(47,565)	(95,049)	(51,553)	(10,346)	10,980

(1)

Basic earnings (loss) per share—continuing operations are computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share—continuing operations are computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share—continuing operations computation compared to the diluted earnings (loss) per share—continuing operations computation.
(2)	Basic earnings (loss) per share—net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share—net income (loss) is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of preferred shares, stock options, non-vested shares and warrants represents the only difference between the weighted average shares used for the basic earnings (loss) per share—net income (loss) computation compared to the diluted earnings (loss) per share—net income (loss) computation.
(3)	As Tinet S.p.A. (Tinet) was acquired on October 1, 2010, there is no activity related to Tinet for the year 2009. The activity included in 2010 relates only to the period from the October 1, 2010 acquisition date to December 31, 2010.
(4)	As the global data business was sold on April 30, 2013, the activity included in 2013 relates only to the period from the January 1, 2013 to date of sale of April 30, 2013. Income from continuing operations includes $28.8 million gain on sale of the Americas reporting unit of the global data business.
(5)	Loss from continuing operations includes a charge of $66.7 million for goodwill, intangible assets and fixed assets impairments resulting from our impairment testing performed during the fourth quarter of 2012.
(6)	Net loss includes a charge of $88.5 million for goodwill, intangible assets and fixed assets impairments resulting from our impairment testing performed during the fourth quarter of 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters, including the effects of Hurricane Sandy and its aftermath on our business; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; any other proceedings which may be brought against the Company by the Securities and Exchange Commission or other governmental agencies; the outcome of potential shareholder actions filed against certain of the Company’s officers and directors; the possibility of private litigation related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; financing facilities and related availability and term; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of this Annual Report on Form 10-K and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. See Note 3 “Business Disposition” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the sale of our global data business.

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

Prior to the introduction of our local voice service, competitive carriers generally had two alternatives for exchanging traffic with other carriers’ networks. The two alternatives were exchanging traffic through the ILEC tandems or directly connecting individual switches, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting the growth of competitive carriers while the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the Federal Communications Commission for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

Following the introduction of our services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube, Peerless Network, and Intelepeer. Over the past several years, intensified competition has led to reduced minutes of use as well as materially lower rates that we charge our customers in various markets, including with respect to our major customers. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A below.

According to the Local Exchange Routing Guide, an industry standard guide maintained by Telcordia that is used by carriers, there are approximately 1.65 billion telephone numbers assigned to carriers in North America. Our services are principally targeted to address the estimated 910.9 million, or 55% of the total 1.65 billion, telephone numbers assigned primarily to competitive carriers; that is, all carriers that are not ILECs.

We have signed voice services agreements with major competitive carriers and non-carriers and operated in 190 markets as of December 31, 2013. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2013, our network carried 120.9 billion minutes of traffic. As of December 31, 2013, our network was capable of connecting calls to an estimated 735.8 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

Revenue

We generate revenue from sales of our voice services and historically generated revenue from sales of our IP Transit and Ethernet services. Revenue is recorded each month based upon documented minutes of traffic switched or, historically, data traffic carried for which service is provided, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network by each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

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

Operating Expense

Operating expenses typically include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, and gain or loss on the disposal of assets.

Network and Facilities Expense.    Our network and facilities expenses include transport capacity, or circuits, and signaling network costs for voice services, facility rents and utilities, together with other costs that directly support the POPs and, historically, transport capacity for our data services. We do not defer or capitalize any costs associated with the start-up of new POPs. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Loss (Gain) on Disposal of Fixed Assets.    We have disposed of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on sale.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expense during a fiscal period. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this Annual Report on Form 10-K. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

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

Revenue Recognition

We generate revenue from sales of our voice services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month based upon documented minutes of traffic switched for which service is provided, when collection is probable. We provide voice interconnection service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony providers.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors. As of December 31, 2013 we have recorded a valuation allowance of $23.1 million against our net deferred income tax asset, where $21.1 million is related to the capital loss from the sales of our foreign subsidiary and $2.0 million is related to the Illinois EDGE credit.

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

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including operating, sales and marketing, general and administrative expense rates, capital expenditures and allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, we analyze differences between the sum of the fair value of the reporting units and our total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships and property, plant and equipment.

In the fourth quarter of 2012, we performed our annual goodwill impairment test. Factors that we considered in the fourth quarter when estimating the fair value of the reporting units included (i) a decline in our common stock price beginning late in the third quarter of 2012 and sustained through the date of filing of our 2012 Form 10-K, which required an increase in the discount rate used in the present value calculation in order to reconcile our market capitalization to the aggregate estimated fair value of all of our reporting units, and (ii) the carrier dispute that was settled in the fourth quarter 2012. We performed an impairment test of goodwill for each of our reporting units. The quantitative goodwill impairment test Step 1 was based upon the estimated fair value of our reporting units compared to the net carrying value of assets and liabilities of the reporting units. We used internal discounted cash flow estimates and considered market value comparisons to determine fair value. Because the fair value of the reporting units was below their carrying value, including goodwill, we performed an additional fair value measurement to determine the amount of impairment loss.

Based on the analysis discussed above, we recorded goodwill impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $44.5 million, $4.5 million and $0.5 million, respectively, which in total, resulted in a charge of $49.5 million. As a result, we have no goodwill remaining on our balance sheet as of December 31, 2013 and 2012.

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

The decline in our stock price and related market capitalization beginning late in the third quarter of 2012 and sustained through the date of filing of our 2012 Form 10-K created an indication of potential impairment. We utilized Accounting Standards Codification 360 Property, Plant and Equipment (ASC 360) guidance to test the long-lived assets for realizability. We determined that the lowest level of our cash flow generation is our reporting units which are the Americas, EMEA and APAC. During ASC 360 Step 1, we compared the undiscounted cash flows attributable to each reporting unit over the projection period of five years based upon the estimated useful life of the primary asset group which was the Company’s property and equipment, plus an estimate of terminal value to its book value. The sum of the undiscounted cash flows was less than the carrying value of the net assets for each reporting unit. This indicated that we failed Step 1 and were required to complete Step 2 under ASC 360 guidance that would quantify the impairment amount. During ASC 360 Step 2, we fair valued the assets using three generally considered approaches: the Cost, Income and Market Approaches. Based on the value indications derived from the application of these approaches, an opinion of value was estimated using expert judgment within the confines of the appraisal process. As a result of the Step 2 analysis, we recorded a property and equipment impairment charge of $13.2 million. We recorded property and equipment impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $4.9 million, $7.8 million and $0.5 million, respectively. This impairment was allocated to the property and equipment on a pro-rata basis using the relative carrying amounts of these assets, except where such allocation would reduce the carrying value of the asset below its fair value. As part of the ASC 360 Step 2, we fair valued our intangible assets. We applied the Excess Earnings Method, a form of the Income Approach, to estimate the value of the customer based intangible assets for each reporting unit. Based on the analysis, we concluded that the intangible assets had no value and accordingly an impairment charge of $25.8 million was recorded. We recorded intangible assets impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $17.3 million, $7.7 million and $0.8 million, respectively. Prior to the impairment charges the intangible assets, which consisted of customer relationships, had a definite life and were amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). In addition, during the year ended December 31, 2012, we ceased offering hosted services. As the equipment has no further use in our network, we recorded an asset impairment charge of $2.9 million.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2013, 2012 and 2011:

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(In thousands, except per share amounts)	2013	2012	2011
Revenue	$211,661	$233,003	$224,603
Operating expense
Network and facilities expense (excluding depreciation and amortization)	94,867	98,758	83,324
Operations	28,595	37,481	30,553
Sales and marketing	5,554	8,032	6,339
General and administrative	18,772	21,169	23,025
Depreciation and amortization	14,652	21,337	20,583
Carrier settlement	—	9,000	—
Impairment of fixed assets	—	7,845	—
Impairment of goodwill	—	44,543	—
Impairment of intangibles	—	17,318	—
Loss (gain) on sale of assets	192	(170)	362
Gain on sale of Americas Data assets	(28,791)	—	—

Total operating expense	133,841	265,313	164,186

Income (loss) from operations	77,820	(32,310)	60,417

Other income (expense)
Interest income	6	21	39
Other income (expense)	(4)	1	(395)
Foreign exchange gain	—	—	552

Total other income	2	22	196

Income (loss) from continuing operations before provision for income taxes	77,822	(32,288)	60,613
Provision for income taxes	13,524	1,958	20,508

Income (loss) from continuing operations	64,298	(34,246)	40,105
Loss from discontinued operations, net of provision for income taxes	(3,808)	(43,903)	(13,048)
Loss on sale of discontinued operations, net of provision for income taxes	(4,837)	—	—

Net income (loss)	$55,653	$(78,149)	$27,057

Earnings (loss) per share—continuing operations:
Basic	$1.99	$(1.11)	$1.22
Diluted	$1.97	$(1.11)	$1.21
Loss per share—discontinued operations:
Basic	$(0.27)	$(1.43)	$(0.40)
Diluted	$(0.27)	$(1.43)	$(0.39)
Earnings (loss) per share—net income (loss):
Basic	$1.72	$(2.54)	$0.83
Diluted	$1.71	$(2.54)	$0.82
Weighted average number of shares outstanding:
Basic	32,306	30,798	32,780
Diluted	32,557	30,798	33,195

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue.    Revenue of $211.7 million for the year ended December 31, 2013 decreased $21.3 million, or 9.2%, from $233.0 million for the year ended December 31, 2012. The decrease in revenues was due primarily to a decrease of $16.3 million in data revenues and a decrease of $5.0 million in revenues generated from our voice business. On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations include data activity associated with the Americas reporting unit. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $26.7 million for twelve months ended December 31, 2012.

The decrease in voice revenue is primarily due to a decrease in minutes of use from 132.0 billion minutes in the year ended December 31, 2012 compared to 120.9 billion minutes in the year ended December 31, 2013, a decrease of 8.4%. The decrease in minutes was partially offset by an increase in the average fee per minute from $0.00156 for the year ended December 31, 2012 to $0.00166 for the year ended December 31, 2013, an increase of 6.4%.

Operating Expenses.    Operating expenses of $133.8 million for the year ended December 31, 2013 decreased $131.5 million from $265.3 million in the year ended December 31, 2012. Operating expenses represented 63.2% and 113.9% of revenue for the year ended December 31, 2013 and 2012, respectively. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment. As a result, within the results of operations for the year ended December 31, 2013, we only recorded data activity associated with the Americas reporting unit for the first four months of 2013. Results of operations for the year ended December 31, 2012 include such activity for the full 2012.

Network and Facilities Expenses.    Network and facilities expenses of $94.9 million for the year ended December 31, 2013, or 44.8% of revenue, decreased from $98.8 million for the year ended December 31, 2012, or 42.4% of revenue. The decrease of $3.9 million in our network and facilities expenses is primarily a result of a $6.8 million decrease in our Americas reporting units data cost, partially offset by a $2.9 million increase in network and facilities expenses for our voice business due to changes in the mix of the voice services we provide. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.4 million compared to $11.2 million for the twelve months ended December 31, 2012.

Operations Expenses.    Operations expenses of $28.6 million for the year ended December 31, 2013, or 13.5% of revenue, decreased $8.9 million compared to $37.5 million for the year ended December 31, 2012, or 16.1% of revenue. The primary contributors to a decrease in 2013 were: (i) a $3.3 million decrease in non-cash compensation charges, (ii) a $2.4 million decrease in repairs and maintenance charges, (iii) a $1.9 million decrease in salaries and wages charges due to decreased headcount in 2013, (iv) a $1.2 million decrease in consulting fees and (v) a $0.3 million decrease in travel expenses, partially offset by $1.2 million increase in employees bonus payment. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to one individual stepping down from an executive position with the Company during fourth quarter of 2012.

Sales and Marketing Expense.    Sales and marketing expense of $5.6 million for the year ended December 31, 2013, or 2.6% of revenue, decreased from $8.0 million for the year ended December 31, 2012, or 3.4% of revenue. The decrease of $2.4 million in sales and marketing expenses for the year ended December 31, 2013, was primarily due to: (i) a $1.0 million decrease in compensation related charges due to decreased headcount in 2013, (ii) a $0.6 million decrease in marketing fees related to our re-branding in 2012, (iii) a $0.4 million decrease in travel expenses and (iv) a $0.3 million reduction in non-cash compensation. Sales and Marketing expenses generated by our Americas reporting unit for the first four months of 2013 were $1.5 million compared to $3.0 million for the twelve months ended December 31, 2012.

General and Administrative Expense.    General and administrative expense decreased to $18.8 million for the year ended December 31, 2013, or 8.9% of revenue, compared to $21.2 million for the year ended December 31, 2012, or 9.1% of revenue. The decrease of $2.4 million in general and administrative expenses for the year ended December 31, 2013, was primarily due to: (i) a $3.3 million decrease in non-cash share-based compensation, (ii) a $1.0 million decrease in consulting fees and (iii) a $0.2 million decrease in travel expenses, partially offset by: (i) a $1.2 million increase in legal fees primarily as a result of the Audit Committee’s internal investigation conducted during 2013, (ii) a $0.8 million increase in bad debt charges and (iii) a $0.5 million increase in employees bonus payment. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to one individual stepping down from an executive position with the Company during the fourth quarter of 2012.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased to $14.7 million for the year ended December 31, 2013, or 6.9% of revenue, compared to $21.3 million for the year ended December 31, 2012, or 9.2% of revenue. The decrease of $6.6 million in our depreciation and amortization expense resulted from a lower depreciable base of assets resulting from the impairment charges we recorded during the fourth quarter of 2012.

Carrier Settlement.    On December 3, 2012, we and a large customer definitively agreed to settle a dispute. As part of the settlement, we made a one-time payment of $9.0 million to the customer. In expectation of this settlement, we recorded a $9.0 million expense in the third quarter of 2012.

Impairment Charges.    During the year ended December 31, 2013 we did not record any property and equipment, intangible assets and goodwill impairment charges. During the year ended December 31, 2012, we recorded property and equipment, intangible assets and goodwill impairment charges within our results of continuing operations of $4.9 million, $17.3 million and $44.5 million, respectively, as a result of the impairment test performed during fourth quarter of 2012. In addition, we ceased our hosted services offering during the year-ended December 31, 2012. As the equipment had no further use in our network we recorded an asset impairment charge of $2.9 million to write-off the related assets.

Gain on sale of Americas Data Assets.    During the year ended December 31, 2013 we recorded a $28.8 million gain on the sale of the Americas Data assets.

Other Income.    Other income was less than $0.1 million in the year ended December 31, 2013 and 2012.

Provision for Income Taxes.    Provision for income taxes was $13.5 million for the year ended December 31, 2013, an increase of $11.5 million compared to $2.0 million for the year ended December 31, 2012. The effective tax rate at December 31, 2013 was 17.4% compared to the effective tax rate at December 31, 2012 of (6.1)%. This difference in rates results primarily from the sale of the global data business during the year ended December 31, 2013 and the impact of the goodwill impairment during the year ended December 31, 2012. Refer to Note 12 “Income Taxes” for more information regarding the changes in our effective tax rate.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.    Revenue of $233.0 million for the year ended December 31, 2012 increased $8.4 million, or 3.7%, from $224.6 million for the year ended December 31, 2011. The increase in revenue of $8.4 million was due primarily to a $5.2 million increase in data revenue and a $3.2 million increase in revenue generated from our voice business. On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations include data activity associated with the Americas reporting unit. Data revenue generated by our Americas reporting unit for the year ended December 31, 2012 was $26.7 million compared to $21.5 million for year ended December 31, 2011.

The increase in voice revenue is primarily due to an increase in minutes of use from 130.4 billion minutes in the year ended December 31, 2011 compared to 132.0 billion minutes in the year ended December 31, 2012, an increase of 1.2%. The average fee per minute was $0.00156 for the years ended December 31, 2012 and 2011.

Operating Expenses.    Operating expenses of $265.3 million for the year ended December 31, 2012 increased $101.1 million from $164.2 million in the year ended December 31, 2011, or 113.9% and 73.1% of revenue, respectively. The components making up operating expenses are discussed further below.

On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment. As a result, within the results of continuing operations for the years ended December 31, 2012 and 2011, we only recorded data activity associated with the Americas reporting unit.

Network and Facilities Expenses.    Network and facilities expenses of $98.8 million for the year ended December 31, 2012, or 42.4% of revenue, increased from $83.3 million for the year ended December 31, 2011, or 37.1% of revenue. The increase of $15.5 million in our network and facilities expenses is primarily a result of a $13.1 million increase in network and facilities expenses for our voice business due to changes in the mix of the voice services we provide and a $2.4 million increase in our Americas reporting units data cost. Data network and facilities expenses generated by our Americas reporting unit in 2012 were $11.2 million compared to $8.8 million in 2011.

Operations Expenses.    Operations expenses of $37.5 million for the year ended December 31, 2012, or 16.1% of revenue, increased $6.9 million compared to $30.6 million for the year ended December 31, 2011, or 13.6% of revenue. The increase of $6.9 million in operations expenses for the year ended December 31, 2012, was primarily due to: (i) a $2.9 million increase in repairs and maintenance charges, of which $1.7 million was due to our hosted service offering which was ceased during the third quarter of 2012, (ii) a $1.7 million increase in non-cash share-based compensation, (iii) a $1.8 million increase in salaries, wages and bonus charges and (iv) a $0.3 million increase in contract labor charges. The increase in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to one individual stepping down from an executive position with the Company during the fourth quarter of 2012.

Sales and Marketing Expense.    Sales and marketing expense of $8.0 million for the year ended December 31, 2012, or 3.4% of revenue, increased from $6.3 million for the year ended December 31, 2011, or 2.8% of revenue. The increase of $1.7 million in sales and marketing expenses for the year ended December 31, 2012, was primarily due to: (i) a $1.2 million increase in payroll and wages driven by higher headcount throughout 2012 when compared to 2011 and (ii) a $0.6 million increase in marketing fees related to the Company re-branding. Sales and Marketing expenses generated by our Americas reporting unit in 2012 were $3.0 million compared to $1.5 million in 2011.

General and Administrative Expense.    General and administrative expense decreased to $21.2 million for the year ended December 31, 2012, or 9.1% of revenue, compared to $23.0 million for the year ended December 31, 2011, or 10.3% of revenue. The decrease of $1.8 million in general and administrative expenses for the year ended December 31, 2012, was primarily due to: (i) a $3.6 million decrease in non-cash share-based compensation, (ii) a $0.6 million decrease in accounting fees, (iii) a $0.5 million reduction in bad debt allowance charges and (iv) a $0.5 million reduction in bonus payments, partially offset by: (i) a $1.2 million increase in consulting fees, (ii) a $0.7 million increase in salaries and wages; (iii) a $0.6 million increase in legal fees and (iv) a $0.2 million increase in board of directors fees. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to the retirement of one executive during the first quarter of 2011, partially offset by the accelerated vesting of options and non-vested shares related to one individual stepping down from an executive position with the Company during the fourth quarter of 2012.

Carrier Settlement.    On December 3, 2012, we and a large customer definitively agreed to settle a dispute. As part of the settlement, we made a one-time payment of $9.0 million to the customer. In expectation of this settlement, we previously recorded $9.0 million expense in the third quarter of 2012.

Impairment Charges.    During the year ended December 31, 2012, we recorded property and equipment, intangible assets and goodwill impairment charges within our results of continuing operations of $4.9 million, $17.3 million and $44.5 million, respectively, as a result of the impairment test performed during the fourth quarter of 2012. In addition, we ceased our hosted services offering during the year-ended December 31, 2012. Because the hosted services equipment had no further benefit to our network we recorded an asset impairment charge of $2.9 million to write-off the related assets. During the same period in 2011, no impairments were recognized. No impairment charges were recorded in the year ended December 31, 2011.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased to $21.3 million for the year ended December 31, 2012, or 9.2% of revenue, compared to $20.6 million for the year ended December 31, 2011, or 9.2% of revenue. The increase of $0.7 million in our depreciation and amortization expense resulted from capital expenditures primarily related to the expansion of POP capacity in existing markets and the installation of POP capacity in new markets.

Other Income.    Other income was less than $0.1 million in the year ended December 31, 2012, compared to other income of $0.2 million for the year ended December 31, 2011. Other income in 2011 included $0.6 million foreign exchange gain, partially offset by other miscellaneous expenses of $0.4 million.

Provision for Income Taxes.    Provision for income taxes was $2.0 million for the year ended December 31, 2012, a decrease of $18.5 million compared to $20.5 million for the year ended December 31, 2011. The effective tax rate at December 31, 2012 was (6.1)% compared to the effective tax rate at December 31, 2011 of 33.8%. This difference is predominately a result of the goodwill impairment during the year ended December 31, 2012. Refer to Note 12 “Income Taxes” for more information regarding the changes in our effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity, our initial public offering completed in November 2007 and the divestiture of our global data business on April 30, 2013. Our principal uses of cash have been capital expenditures for network equipment, working capital, repurchases of common shares and dividends paid in 2012 and 2013. We anticipate that our principal uses of cash in the future will be for capital expenditures for network equipment, working capital and the payment of dividends.

At December 31, 2013, we had $77.0 million in cash and cash equivalents, and $0.1 million in restricted cash. In comparison, at December 31, 2012, we had $31.5 million in cash and cash equivalents and $1.0 million in restricted cash. Cash and cash equivalents consist of highly liquid money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2013 was $83.9 million compared to $50.6 million at December 31, 2012.

Our capital expenditures of $12.5 million, $26.0 million and $22.0 million in the years ended December 31, 2013, 2012 and 2011, respectively, related primarily to the installation of network equipment in existing and new locations. Capital expenditures for 2014 are expected to be between $10.0 million and $12.0 million.

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

The following table sets forth components of our cash flow for the following periods:

	Year Ended December 31
(In thousands)	2013	2012	2011
Cash flows provided by operating activities	$57,365	$61,569	$57,714
Cash flows provided by (used for) investing activities	$35,719	$(25,716)	$(22,459)
Cash flows used for financing activities	$(47,565)	$(95,049)	$(51,553)

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2013 was $57.4 million, compared to $61.6 million for the year ended December 31, 2012. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel-related expenditures, and facility and network maintenance costs. The slight decrease in operating cash flow reflected a decrease in accounts payable, partially offset by a decrease in prepaid expenses and a decrease in accounts receivable.

Net cash provided by operating activities for the year ended December 31, 2012 was $61.6 million, compared to $57.7 million for the year ended December 31, 2011. Operating cash inflows are largely attributable to payments from customers which are generally received between 35 to 45 days following the end of the billing month. Operating cash outflows are largely attributable to personnel-related expenditures, and facility and network maintenance costs. The increase in operating cash flow reflected a decrease in accounts receivable and an increase in accrued liabilities, partially offset by lower operating earnings driven mainly by increased network and facilities expenses, as well as the payment of $9.0 million to settle a dispute with one of our largest customers.

Cash flows from investing activities

Net cash provided by investing activities for the year ended December 31, 2013 was $35.7 million, compared to net cash used for investing activities of $25.7 million for the year ended December 31, 2012. The change in cash flows from investing activities was primarily a result of the sale of our global data business. Additionally, the amount of equipment purchased to support the voice business and the amount of our restricted cash both decreased.

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

Cash flows from financing activities

Net cash used for financing activities for the year ended December 31, 2013 was $47.6 million, compared to $95.0 million for the year ended December 31, 2012. The changes in cash flows from financing activities primarily related to a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million, paid during the second quarter of 2013, compared to a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million, paid during fourth quarter of 2012. In addition, during 2013 we started to pay a regular quarterly dividend of $0.0625 per outstanding share of common stock, or $6.0 million in aggregate. Dividends paid in 2013 and 2012 included $0.6 million and $0.5 million, respectively, related to the expected forfeitures of non-vested shares that we recognized as a compensation expense.

During this period, we also repurchased approximately 0.3 million common shares at an average price of $5.80 per share, for a total cost of $1.6 million, excluding related fees and expenses. We purchased the common shares using cash on hand.

Net cash used for financing activities for the year ended December 31, 2012 was $95.0 million, compared to $51.6 million for the year ended December 31, 2011. The changes in cash flows from financing activities primarily related to a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million, paid during fourth quarter of 2012 and the completion of a modified “Dutch auction” tender offer during the second quarter of 2011, pursuant to which we repurchased approximately 3.1 million common shares at a price of $16.25 per share, for a total cost of $50.1 million, excluding related fees and expenses. We funded the dividend payment and the purchase of common shares in the tender offer using cash on hand. Dividends paid in 2012 included $0.5 million related to the expected forfeitures of non-vested shares that we recognized as a compensation expense.

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2013. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2013.

	Payments Due by Period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating leases	$34,856	$5,216	$10,196	$7,837	$11,607

Total contractual cash obligations	$34,856	$5,216	$10,196	$7,837	$11,607

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2013 there was $0.1 million of restricted cash used as collateral for $0.1 million in letters of credit outstanding.

Credit Facility

On March 5, 2013, we entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. We have no plans to draw on the facility at this time and remain debt-free. The facility serves to increase our financial flexibility and further strengthens our liquidity position. We are currently in compliance with all covenants of the credit facility agreement.

Operating Leases

We lease facilities and certain equipment under operating leases which expire through February 2025. Rental expense was $5.2 million for each of the years ended December 2013, 2012 and 2011. See Item 2 “Properties” above for a description of the location of our leased real property.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2013, 2012 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act. Additionally, we do not have any synthetic leases.

Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The Company has complied with this disclosure requirement, and as a result, the amendment did not change the items reported in its other comprehensive income (loss) or when an item of its other comprehensive income (loss) is reclassified to net income.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $77.1 million and $32.4 million at December 31, 2013 and December 31, 2012, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2013, we had $41.8 million in cash and cash equivalents invested in three money market funds.

Based upon our overall interest rate exposure at December 31, 2013, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

As a result of the sale of the global data business, the Company now operates substantially only within the United States and is no longer exposed to any foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Inteliquent, Inc. (formerly known as Neutral Tandem, Inc.) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inteliquent, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company sold its global data business on April 30, 2013. The loss on the sale and the results of operations prior to the sale related to the EMEA and APAC reporting units are included in discontinued operations in the accompanying consolidated statements of operations. The gain on the sale of the America’s global data business assets is included as a separate line item within continuing operations within the 2013 consolidated statements of operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 11, 2014

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
(In thousands, except per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$77,004	$31,479
Receivables, net of allowance of $900 and $423, respectively	22,200	30,759
Deferred income taxes-current	720	1,210
Prepaid expenses	2,375	6,405
Other current assets	1,977	—
Current assets of discontinued operations	—	27,217

Total current assets	104,276	97,070
Property and equipment—net	25,815	43,823
Restricted cash	125	962
Deferred income taxes-non-current	5,495	2,710
Other assets	1,534	1,035

Total assets	$137,245	$145,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176	$7,546
Accrued liabilities:
Taxes payable	2,437	2,160
Circuit cost	8,987	8,821
Rent	2,071	1,829
Payroll and related items	3,079	2,687
Other	1,674	1,062
Current liabilities of discontinued operations	—	22,402

Total current liabilities	20,424	46,507

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock—par value of $.001; 150,000 authorized shares; 32,215 shares and 32,345 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	32	32
Less treasury stock, at cost; 3,351 shares in 2013 and 3,083 shares in 2012	(51,668)	(50,103)
Additional paid-in capital	203,989	199,331
Accumulated other comprehensive loss	—	(4,904)
Accumulated deficit	(35,532)	(45,263)

Total shareholders’ equity	116,821	99,093

Total liabilities and shareholders’ equity	$137,245	$145,600

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
(In thousands, except per share amounts)	2013	2012	2011
Revenue	$211,661	$233,003	$224,603
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	94,867	98,758	83,324
Operations	28,595	37,481	30,553
Sales and marketing	5,554	8,032	6,339
General and administrative	18,772	21,169	23,025
Depreciation and amortization	14,652	21,337	20,583
Carrier settlement	—	9,000	—
Impairment of fixed assets	—	7,845	—
Impairment of goodwill	—	44,543	—
Impairment of intangibles	—	17,318	—
Loss (gain) on sale of assets	192	(170)	362
Gain on sale of Americas Data assets	(28,791)	—	—

Total operating expense	133,841	265,313	164,186

Income (loss) from operations	77,820	(32,310)	60,417

Other income (expense):
Interest income	6	21	39
Other income (expense)	(4)	1	(395)
Foreign exchange gain	—	—	552

Total other income	2	22	196

Income (loss) from continuing operations before provision for income taxes	77,822	(32,288)	60,613
Provision for income taxes	13,524	1,958	20,508

Income (loss) from continuing operations	64,298	(34,246)	40,105
Loss from discontinued operations, net of provision for income taxes	(3,808)	(43,903)	(13,048)
Loss on sale of discontinued operations, net of provision for income taxes	(4,837)	—	—

Net income (loss)	$55,653	$(78,149)	$27,057

Earnings (loss) per share—continuing operations :
Basic	$1.99	$(1.11)	$1.22
Diluted	$1.97	$(1.11)	$1.21
Loss per share—discontinued operations :
Basic	$(0.27)	$(1.43)	$(0.40)
Diluted	$(0.27)	$(1.43)	$(0.39)
Earnings (loss) per share—net income (loss):
Basic	$1.72	$(2.54)	$0.83
Diluted	$1.71	$(2.54)	$0.82
Weighted average number of shares outstanding :
Basic	32,306	30,798	32,780
Diluted	32,557	30,798	33,195

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31
(In thousands)	2013	2012	2011
Net income (loss)	$55,653	$(78,149)	$27,057

Other comprehensive income (loss):
Foreign currency translation	4,904	(558)	(2,229)

Total other comprehensive income (loss)	4,904	(558)	(2,229)

Total comprehensive income (loss)	$60,557	$(78,707)	$24,828

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Common Shares Outstanding	Common Shares	Treasury Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	33,166	$33	$—	$171,343	$102,024	$(2,117)	$271,283
Net income	—	—	—	—	27,057	—	27,057
Foreign currency translation						(2,229)	(2,229)
Tax deficiency associated with share-based payments	—	—	—	(435)	—	—	(435)
Exercise of stock options	84	—	—	256	—	—	256
Stock option and non-vested share expense	—	—	—	15,120	—	—	15,120
Repurchase of common stock	(3,083)	(3)	(50,103)	—	—	—	(50,106)
Activity related to non-vested shares	1,353	2	—	(1,270)	—	—	(1,268)

Balance at December 31, 2011	31,520	32	(50,103)	185,014	129,081	(4,346)	259,678
Net loss	—	—	—	—	(78,149)	—	(78,149)
Dividend payment	—	—	—	—	(96,195)	—	(96,195)
Foreign currency translation						(558)	(558)
Tax benefit associated with share-based payments	—	—	—	1,066	—	—	1,066
Exercise of stock options	508	—	—	1,396	—	—	1,396
Stock option and non-vested share expense	—	—	—	13,171	—	—	13,171
Activity related to non-vested shares	317	—	—	(1,316)	—	—	(1,316)

Balance at December 31, 2012	32,345	32	(50,103)	199,331	(45,263)	(4,904)	99,093
Net income	—	—	—	—	55,653	—	55,653
Dividend payment	—	—	—	—	(45,922)	—	(45,922)
Foreign currency translation						4,904	4,904
Tax deficiency associated with share-based payments	—	—	—	(1,165)	—	—	(1,165)
Exercise of stock options	206	—	—	468	—	—	468
Repurchase of common stock	(268)	—	(1,565)	—	—	—	(1,565)
Stock option and non-vested share expense	—	—	—	6,163	—	—	6,163
Activity related to non-vested shares	(68)	—	—	(808)	—	—	(808)

Balance at December 31, 2013	32,215	$32	$(51,668)	$203,989	$(35,532)	$—	$116,821

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(In thousands)	2013	2012	2011
Operating
Net income (loss)	$55,653	$(78,149)	$27,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,894	29,749	29,366
Deferred income taxes	(2,295)	(8,592)	(3,698)
Impairment of fixed assets	—	16,149	—
Impairment of goodwill and intangibles	—	75,340	—
Loss on sale of assets	458	732	439
Non-cash share-based compensation	6,163	13,171	15,120
Provision for uncollectible accounts	900	1,077	1,320
Gain on sale of Americas Data assets	(28,791)	—	—
Loss on sale of discontinued operations	4,837	—	—
Gain (loss) on intercompany foreign exchange transactions	56	(328)	(98)
Excess tax deficiency (benefit) associated with share-based payments	(262)	(1,066)	435
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	4,281	3,668	(11,120)
Other current assets	180	(3,635)	726
Other noncurrent assets	199	1,247	(929)
Accounts payable	(3,830)	1,310	(2,744)
Accrued liabilities	3,922	11,193	1,343
Noncurrent liabilities	—	(297)	497

Net cash provided by operating activities	57,365	61,569	57,714

Investing
Purchase of equipment	(12,470)	(25,922)	(21,986)
Proceeds from sale of equipment	28	206	27
Decrease in restricted cash	837	—	—
Sale (purchase) of other investments	534	—	(500)
Proceeds from sale of Americas Data assets, net of transaction costs	4,203	—	—
Proceeds from sale of discontinued operations, net of transaction costs	42,587	—	—

Net cash provided by (used for) investing activities	35,719	(25,716)	(22,459)

Financing
Proceeds from the exercise of stock options	468	1,396	256
Restricted shares withheld to cover employee taxes paid	(808)	(1,316)	(1,268)
Payments made for repurchase of common stock	(1,565)	—	(50,106)
Excess tax (deficiency) benefit associated with share-based payments	262	1,066	(435)
Dividends paid	(45,922)	(96,195)	—

Net cash used for financing activities	(47,565)	(95,049)	(51,553)

Effect of exchange rate changes on cash	6	396	(97)

Net Increase (Decrease) In Cash And Cash Equivalents	45,525	(58,800)	(16,395)
Cash And Cash Equivalents—Beginning	31,479	90,279	106,674

Cash And Cash Equivalents—End	$77,004	$31,479	$90,279

Supplemental Disclosure Of Cash Flow Information :
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$12,695	$12,811	$20,421
Supplemental Disclosure Of Noncash Flow Items :
Investing Activity—Accrued purchases of equipment	$1,742	$3,415	$6,464

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

1.	DESCRIPTION OF THE BUSINESS

Organization—Inteliquent, Inc. (the Company) provides voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice and, historically, data and video. The Company’s solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services.

On April 30, 2013, the Company sold its global data business to Global Telecom & Technology, Inc. (GTT) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial IP Transit and point-to-point Ethernet data network services to be provided to the Company by GTT free-of-charge for a three-year period. The $2.0 million of non-cash commercial services was calculated based upon the discounted present value of the market cost of such services as of the date on which the commercial services agreement was signed with GTT. In addition, the Company recorded in its consolidated statement of operations, as part of its gain amount on the sale of its global data business, approximately $2.4 million for divestiture-related costs, including legal and advisory services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation—On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the consolidated statements of operations and in the consolidated balance sheets as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the consolidated statements of operations and in the consolidated balance sheets. Refer to Note 3 “Business Disposition” for more information regarding the sale of the global data business.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values of our cash and cash equivalents approximate fair value. At December 31, 2013 the Company had $35.2 million of cash in banks and $41.8 million in three money market funds. At December 31, 2012, the Company had $30.7 million of cash in banks and $0.8 million in two money market funds.

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Property and Equipment— Property and equipment is recorded at cost. These values are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Long-lived Assets—The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value is the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment and intangible asset impairment charges in 2013 or 2011.

During the year ended December 31, 2012, the Company recorded property and equipment and intangible assets impairment charges of $13.2 million and $25.8 million, respectively, as a result of an impairment test performed during fourth quarter of 2012. The Company recorded property and equipment impairment charges in each of its three reporting units, Americas, EMEA and APAC, in the amount of $4.9 million, $7.8 million and $0.5 million, respectively. The Company recorded intangible assets impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $17.3 million, $7.7 million and $0.8 million, respectively. The amounts related to EMEA and APAC are recorded as part of discontinued operations in the 2012 consolidated statement of operations and the amount related to Americas is recorded as part of continuing operations in the 2012 consolidated statement of operations. The results of the test are further described in Note 4 “Property and Equipment” and Note 10 “Goodwill and Intangibles, Net”. In addition, the Company ceased its hosted services offering during the year-ended December 31, 2012. As the equipment had no further use in the Company’s network the Company recorded an asset impairment charge of $2.9 million to write-off the related assets.

Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of assets and liabilities assumed in the business combination. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually, or when events and circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company compares each reporting unit’s fair value, by considering comparable company market valuations and estimating expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill.

During the year ended December 31, 2012 the Company recorded goodwill impairment charges in each of its three reporting units, Americas, EMEA and APAC, in the amount of $44.5 million, $4.5 million and $0.5 million, respectively, which in total, resulted in a charge of $49.5 million. See Note 10 “Goodwill and Intangibles, Net”. The amounts related to EMEA and APAC are recorded as part of discontinued operations in the 2012 consolidated statement of operations and the amount related to Americas is recorded as part of continuing operations in the 2012 consolidated statement of operations.

Revenue Recognition—The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. The rates charged per minute are determined by contracts between the Company and its customers, or by filed and effective tariffs.

Prior to the sale of the Company’s global data business IP Transit and Ethernet services revenues related to the Company’s Americas reporting unit for the first four months of 2013 were recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged were the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

Earnings (Loss) Per Share—Basic earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock:

Years ended December 31	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$64,298	$(34,246)	$40,105
Loss from discontinued operations, net of provision for income taxes	(3,808)	(43,903)	(13,048)
Loss on sale of discontinued operations, net of provision for income taxes	(4,837)	—	—

Net income (loss)	$55,653	$(78,149)	$27,057

Denominator:
Weighted average common shares outstanding	32,306	30,798	32,780
Effect of dilutive securities:
Stock options and non-vested shares	251	—	415

Denominator for diluted earnings per share	32,557	30,798	33,195

Earnings (loss) per share—continuing operations:
Basic	$1.99	$(1.11)	$1.22
Diluted	$1.97	$(1.11)	$1.21
Loss per share—discontinued operations:
Basic	$(0.27)	$(1.43)	$(0.40)
Diluted	$(0.27)	$(1.43)	$(0.39)
Earnings (loss) per share—net income:
Basic	$1.72	$(2.54)	$0.83
Diluted	$1.71	$(2.54)	$0.82

For the year ended December 31, 2012, the Company was in a net loss position and, accordingly, the assumed exercise of 0.3 million stock options was excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

Outstanding share-based awards of 2.4 million, 3.5 million, and 2.8 million were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2013 and 2011, the undistributed earnings allocable to participating securities were $0.2 million and $1.1 million, respectively.

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

The amount of non-cash share-based expense recorded in the years ended December 31, 2013, 2012 and 2011 was $6.2 million, $13.2 million, and $15.1 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 13 “Stock Options and Non-vested Shares”.

Income Taxes—Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors.

The income tax provision includes U.S. federal state and local income taxes and is based on pre-tax income or loss.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense.

Foreign Currency Translation—As a result of the sale of global data business, the Company is paid and makes payments in U.S. Dollars and is no longer exposed to any significant foreign currency risk.

Concentrations—For the years ended 2013, 2012 and 2011, the aggregate revenue of four customers accounted for 65%, 56% and 55% of total revenue from continuing operations, respectively. At December 31, 2013 and 2012, the aggregate accounts receivable of four customers accounted for 75% and 61% of the Company’s total trade accounts receivable balance, respectively.

In 2013, the Company had two customers in excess of ten percent of revenue, which were 34% and 20% of the Company’s total revenue from continuing operations. At December 31, 2013, the Company had two customers that in aggregate accounted for 61% of the Company’s accounts receivable balance.

In 2012, the Company had two customers in excess of ten percent of revenue, which were 30% and 11% of the Company’s total revenue from continuing operations. At December 31, 2012, the Company had two customers that in aggregate accounted for 48% of the Company’s accounts receivable balance.

In 2011, the Company had two customers in excess of ten percent of revenue, which were 26% and 15% of the Company’s total revenue from continuing operations.

Recent Accounting Pronouncements—Effective January 1, 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The Company has complied with this disclosure requirement, and as a result, the amendment did not change the items reported in its other comprehensive income (loss) or when an item of its other comprehensive income (loss) is reclassified to net income.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

3.	BUSINESS DISPOSITION

On April 30, 2013, the Company sold its global data business to GTT and, as a result, no longer provides data services. The transaction consisted of the Americas, EMEA and APAC reporting units’ data assets and liabilities. The Americas reporting unit of the global data business did not qualify for discontinued operations because it did not constitute a separate component of the Company. The data activity associated with the Americas reporting unit is reported in continuing operations in the consolidated statements of operations and consolidated balance sheets. The data activity associated with the EMEA and APAC reporting units is reflected in the consolidated statements of operations and in the consolidated balance sheets as discontinued operations. Historical information related to these reporting units has been reclassified accordingly.

The Company sold its global data business for $54.5 million which consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial services to be provided by GTT to the Company over a three-year period. After an initial net working capital reduction of $3.3 million based on the balance sheet information as of March 31, 2013, the Company received $51.2 million of cash and non-cash services from GTT. Transaction costs and the additional net working capital adjustment, resulting from balance sheet changes during the month of April following the initial calculation, amounted to approximately $2.4 million and $1.0 million, respectively, reducing net cash and non-cash consideration to approximately $47.8 million. Of this amount, $43.5 million was allocated to the sale of the Americas reporting unit of the global data business and the remaining amount of $4.3 million was allocated to the EMEA and APAC reporting units of the global data business. The Company based its allocation of the $47.8 million amount based upon the relative percentage of the fair value of the Americas reporting unit and the EMEA and APAC reporting units, to the total fair value of these three reporting units combined.

The Company and GTT disagree over the amount of the net working capital related to GTT’s purchase of the Company’s global data business. Pursuant to certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT, GTT is claiming that the Company owes GTT $3.8 million. The Company, however, currently believes that GTT owes the Company $1.1 million. The parties are currently in discussions to resolve their differences with respect to the post-closing adjustments to the purchase price. If the parties are unable to resolve their differences through negotiations, a neutral third party accounting firm will hear and decide the matter. No reasonable estimate of the actual payment to be received from GTT or to be made to GTT associated with this matter is possible.

Disposition Not Qualifying for Discontinued Operations

The Americas reporting unit assets, which were sold as part of the sales of the global data business, had an approximate net book value of $14.7 million at the time of the sale. The purchase price allocation of $43.5 million for this portion of the global data business, less its net book basis of assets and liabilities yielded a gain from sale of $28.8 million.

Discontinued Operations

The net book basis of the assets and liabilities for the EMEA and APAC reporting units of the global data business at the date of sale was approximately $10.1 million. In addition, the Company is entitled to approximately $1.0 million of cash that remained with the EMEA and APAC reporting units of the global data business at the time of the transaction. The purchase price allocation of $4.3 million for this portion of the global data business plus the additional $1.0 million of cash yielded a loss on the sale from discontinued operations of $4.8 million.

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2013, 2012 and 2011.

Years Ended December 31	2013	2012	2011
Revenue	$15,205	$42,450	$43,681
Operating loss	(3,130)	(41,633)	(13,812)
Loss before provision for income taxes	(3,581)	(41,946)	(14,824)
Provision (benefit) for income tax	227	1,957	(1,776)
Loss from discontinued operations	(3,808)	(43,903)	(13,048)
Loss on sale of discontinued operations	$(4,837)	$—	$—

The following table displays a summary of the assets and liabilities of discontinued operations as of December 31, 2012. The Company did not have any assets or liabilities of discontinued operations on its balance sheet as of December 31, 2013.

December 31	2012
Assets
Accounts receivable	$12,074
Prepaid expenses	4,798
Property and equipment—net	9,694
Other assets	651

$27,217

Liabilities
Accounts payable	$4,839
Accrued liabilities	16,110
Other liabilities	1,453

$22,402

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consist of the following:

December 31	2013	2012
Network equipment	$31,670	$34,223
Computer software	2,492	4,358
Computer equipment	1,411	894
Tools and test equipment	450	450
Furniture and fixtures	349	129
Leasehold improvements	1,484	1,453
Wireless equipment	6	—

	37,862	41,507
Less accumulated depreciation	(14,766)	(1,560)

	23,096	39,948
Construction in process	2,719	3,875

Property and equipment-net	$25,815	$43,823

The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Factors that the Company considered in the fourth quarter of 2012 included (i) a decline in the Company’s common stock price beginning late in the third quarter of 2012 and sustained through the date of the 2012 Form 10-K filing, which required an increase in the discount rate used in the present value calculation in order to reconcile the Company’s market capitalization to the aggregate estimated fair value of all of the Company’s reporting units, and (ii) the carrier settlement that was settled in the fourth quarter 2012. The Company utilized Accounting Standards Codification 360 Property, Plant and Equipment (ASC 360) guidance to test the long-lived assets for realizability. The Company determined that the lowest level of its cash flow generation is its reporting units which are the Americas, EMEA and APAC. During ASC 360 Step 1, the Company compared the undiscounted cash flows attributable to each reporting unit over the projection period of five years based upon the estimated useful life of the primary asset group which was the Company’s property and equipment, plus an estimate of terminal value to its book value. The sum of the undiscounted cash flows was less than the carrying value of the net assets for each reporting unit. This indicated that the Company failed Step 1 and was required to complete Step 2 under ASC 360 guidance that would quantify the impairment amount. During ASC 360 Step 2 the Company fair valued the assets using three generally accepted approaches: the Cost, Income and Market Approaches. The established fair value of the assets is a Level 3 nonrecurring fair value measurement. As a result of the Step 2 analysis, the Company recorded a property and equipment impairment charge in each of its three reporting units, which in total resulted in a charge of $13.2 million. The Company recorded property and equipment impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $4.9 million, $7.8 million and $0.5 million, respectively. The amounts related to EMEA and APAC are recorded as part of discontinued operations in the 2012 consolidated statement of operations and the amount related to Americas is recorded as part of continuing operations in the 2012 consolidated statement of operations. This impairment was allocated to the property and equipment on a pro-rata basis using the relative carrying amounts of these assets, except where such allocation would reduce the carrying value of the asset below its fair value.

5.	RECEIVABLES

Receivables as of December 31, 2013 and 2012 consist of the following:

December 31	2013	2012
Billed receivables	$21,785	$29,546
Unbilled receivables	1,315	1,636

	23,100	31,182
Less allowance for doubtful accounts	(900)	(423)

Receivables—net of allowance for doubtful accounts	$22,200	$30,759

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

6.	FAIR VALUE MEASUREMENT

The Company’s investment in three money market funds is recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial assets by level in the fair value hierarchy as of December 31, 2013 and 2012 was as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$41,827	$—	$—	$41,827

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$823	$—	$—	$823

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all United States employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.5 million to this plan during each of the years ended December 31, 2013, 2012 and 2011.

8.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share.

Voting—Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends—Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the

Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock. On October 5, 2012, the Company declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate, which was paid on October 30, 2012 (the 2012 Special Dividend). On May 29, 2013, the Company declared a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million in the aggregate, which was paid on June 28, 2013 (the 2013 Special Dividend). On May 29, 2013, August 27, 2013 and December 4, 2013, the Company also announced the declaration of regular quarterly dividends of $0.0625 per outstanding share of common stock, which were paid on June 24, 2013, September 27, 2013 and December 30, 2013, respectively. In 2013 the Company paid $6.0 million as a result of regular quarterly dividends. Total 2013 aggregate dividend payments, inclusive of special cash dividend and regular quarterly dividends, of $46.5 million includes $0.6 million related to the expected forfeitures of non-vested shares that the Company has recognized as compensation expense.

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

Operating Leases—The Company leases its facilities and certain equipment under operating leases which expire through February 2025. Rental expense was $5.2 million for each of the years ended December 2013, 2012 and 2011.

The following table represents future lease payments under the operating leases:

December 31	2013
2014	$5,216
2015	5,263
2016	4,933
2017	4,224
2018	3,613
Thereafter	11,607

Total	$34,856

Legal Proceedings—From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

Customer Dispute

The Company was engaged in a dispute with a carrier to which it provides certain voice services. The carrier is one of the Company’s largest customers and claimed the Company had been improperly billing a certain tariffed rate element. At the time the customer initiated the dispute, the customer alleged that the improper billings totaled over $6.0 million.

On January 8, 2014, the Company and the customer settled the dispute. As part of the definitive settlement, the Company agreed to provide certain credits totaling approximately $5.0 million to the customer over an 18-month period beginning in January 2014. In exchange, the customer has agreed to send new revenue-generating traffic to the Company for a period of at least two years. The Company anticipates the revenue associated with the new traffic over this two-year period will largely offset or exceed the credits provided to the customer. The Company did not record in its financial statements any amount related to this agreement.

Internal Investigation

During the year ended December 31, 2012, the Company reported a $75.3 million impairment of goodwill and other intangibles charge, a $13.2 million impairment of fixed assets charge, and a net loss of $78.1 million. During the second quarter of 2013, the Board of Directors of the Company determined that an internal investigation of whether such impairment charge was overstated should be undertaken by the Audit Committee with the assistance of independent outside professionals. During the same time period, the Board of Directors also determined that the Audit Committee, with the assistance of independent outside professionals, should conduct an internal investigation of the Company’s financial forecasting practices during the fourth quarter of 2012 and the first quarter of 2013.

On August 23, 2013, the Company announced that the Audit Committee completed its investigation. With the assistance of independent outside professionals, the Audit Committee found that no restatement of the Company’s previously issued financial statements nor any action relating to the Company’s previous financial forecasts is required. During the year ended December 31, 2013, the Company incurred approximately $2.4 million of professional and legal expenses related to the investigation and reported this amount as part of general and administrative expense within its condensed consolidated statements of operations.

As a result of the internal investigation described above, on August 12, 2013, the Company submitted to the Securities and Exchange Commission a Notification of Late Filing pursuant to Rule 12b-25 of the Exchange Act in respect of the Quarterly Report on Form 10-Q for the period ended June 30, 2013. On August 13, 2013, the Company received a deficiency letter from The Nasdaq Stock Market LLC, stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) for failure to timely file the Quarterly Report on Form 10-Q for the period ended June 30, 2013. On August 29, 2013, the Company received a letter from The Nasdaq Stock Market LLC, informing the Company that it had regained compliance with Nasdaq’s continued listing standards. The late filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2013, has adversely affected the Company’s eligibility to use Registration Statements on Form S-3 for registration of its securities with the Securities and Exchange Commission. Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of the Company’s inability to use Form S-3, the Company will have to meet more demanding requirements to register additional securities, which could make it more difficult for the Company to effect public offering transactions, and the Company’s range of available financing alternatives could also be narrowed.

Federal Securities Class Action

On August 9, 2013, a federal securities class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois (Tamara Holding Ltd., individually and on behalf of All Other Persons Similarly Situated v. Inteliquent, Inc., f/k/a Neutral Tandem Inc., G. Edward Evans, Robert Junkroski, and David Zwick, 13-CV-5701). The plaintiff alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the matters addressed in the Audit Committee’s internal investigation. On January 6, 2014, the plaintiff voluntarily dismissed the lawsuit without prejudice.

Municipal Audit

The Company is sometimes subject to examination by various local authorities. These examinations may relate to property taxes, use taxes or other telecommunications taxes. The Company is currently working to resolve one municipal audit in which the Company received a telecommunications tax assessment for approximately $1.0 million. By providing the necessary reseller certificates, the Company believes that there will be no tax liability, and as a result, it did not record in its financial statements any amount related to this contingency.

10.	GOODWILL AND INTANGIBLES, NET

Goodwill

Goodwill was recognized in 2010 as a result of the acquisition of Tinet. In October 2011, the Company established the Americas, EMEA and APAC reporting units as part of an internal reorganization. Before October 2011, the Company operated as one reporting unit.

The following table displays a roll forward of the carrying amount of Americas reporting unit goodwill from January 1, 2012 to December 31, 2012:

Total
Balance at December 31, 2011	$43,266
Impairment charges	(44,543)
Translation and other	1,277

Balance at December 31, 2012	$—

Before 2013, the Company conducted its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test was performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company’s reporting units were the Americas, EMEA and APAC. The evaluation of goodwill was based upon the estimated fair value of the Company’s reporting units compared to the net carrying value of assets and liabilities. The Company used internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step 1, and, if necessary in Step 2, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit’s projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including operating, sales and marketing, general and administrative expense rates, capital expenditures and allocation of shared or corporate items, among other factors. These estimates were based on internal operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates were then discounted, which necessitated the selection of an appropriate discount rate. The discount rates selected reflected market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value required the selection of appropriate peer group companies. In addition, the Company analyzed differences between the sum of the fair value of the reporting units and its total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step 2, the fair value allocation required several analyses to determine the fair value of assets and liabilities including, among others, customer relationships and property, plant and equipment.

Based on the analysis discussed above, the Company recorded goodwill impairment in each of our three reporting units, Americas, EMEA and APAC, in the amount of $44.5 million, $4.5 million and $0.5 million, respectively, which in total, resulted in a charge of $49.5 million. As a result of these charges there is no goodwill being carried at the Company’s consolidated balance sheet as of December 31, 2013 and 2012. The amounts related to EMEA and APAC are recorded as part of discontinued operations in the 2012 consolidated statement of operations and the amount related to Americas is recorded as part of continuing operations in the 2012 consolidated statement of operations.

Intangible Assets, Net

Intangible assets and accumulated amortization, excluding goodwill, consist of the following:

	2012
December 31	Gross Carrying Amount	Accumulated Amortization	Impairment Loss
Intangible assets:
Customer relationships	$20,677	$3,359	$17,318

	$20,677	$3,359	$17,318

As a result of the long-lived assets impairment test further described in Note 4 “Property and Equipment”, as part of the ASC 360 Step 2, the Company determined the fair value of its intangible assets. The Company applied the Excess Earnings Method, a form of the Income Approach, to estimate the value of the customer based intangible assets. This value is a level 3 nonrecurring fair value measurement. Inputs to this approach are the sum of the cash flows solely attributable to the customer based intangible asset discounted at a rate that considered the weighted average cost of capital and the required rate of return on other asset classes. Based on the analysis the Company concluded that the intangible assets had no value and accordingly the impairment charge of $25.8 million was recorded. The Company recorded intangible assets impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $17.3 million, $7.7 million and $0.8 million, respectively. The amounts related to EMEA and APAC are recorded as part of discontinued operations in the 2012 consolidated statement of operations and the amount related to Americas is recorded as part of continuing operations in the 2012 consolidated statement of operations. As a result of these charges, there is no intangible asset being carried at the Company’s consolidated balance sheet as of December 31, 2013 and 2012. Prior to the impairment charges the intangible assets, which consisted of customer relationships, had a definite life and were amortized on an accelerated basis based on the discounted cash flows recognized over their estimated useful lives (15 years). Intangible asset amortization expense was $1.5 million in 2012.

Factors that led to the impairments of both goodwill and intangible assets are the same as those previously described in Note 4 “Property and Equipment”.

11. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may borrow under the revolving credit facility and use the funds for general corporate purposes. There were no obligations outstanding under the revolving credit facility at any time during the year ended December 31, 2013. As of December 31, 2013, the Company is in compliance with all of the covenants of the credit facility agreement.

12.	INCOME TAXES

Income (loss) before provision for income taxes, and the related provision for income taxes, for the years ended December 31 2013, 2012 and 2011, were as follows:

Years Ended December 31	2013	2012	2011
Income (loss) before provision for income taxes	$77,822	$(32,288)	$60,613

Provision for income taxes
Current:
Federal	15,391	8,864	17,910
State	428	1,414	2,477
Foreign	—	—	3,080

Total current	15,819	10,278	23,467

Deferred (prepaid):
Federal	(1,713)	(5,817)	(1,343)
State	(582)	1,934	(1,616)
Foreign	—	(4,437)	—

Total deferred	(2,295)	(8,320)	(2,959)

Total provision for income taxes	$13,524	$1,958	$20,508

The Company’s effective income tax rate was 17.4% for the year ended December 31, 2013, compared to (6.1) % for the year ended December 31, 2012. This difference in rates results primarily due to the sale of the global data business during the year ended December 31, 2013 and the impact of the goodwill impairment during the year ended December 31, 2012. The change in the effective tax rate of (6.1)% for the year ended December 31, 2012, compared to 33.8% for the year ended December 31, 2011 was predominantly attributable to the goodwill impairment during the year ended December 31, 2012.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

December 31	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.2%	2.1%	3.1%
Illinois state EDGE credit net of valuation allowance	(1.0)%	(4.7)%	(1.6)%
Transaction costs	—	—	(0.6)%
Impact of sale of global data business	(15.5)%	—	—
Goodwill impairment	—	(52.5)%	—
Americas Data assets allocation	(4.7)%	15.7%	(1.9)%
Other	0.4%	(1.7)%	(0.2)%

Effective income tax rate	17.4%	(6.1)%	33.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

December 31	2013	2012
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$9,084	$9,667
State credit carry forward	2,577	2,211
Accrued direct costs	413	816
State bonus depreciation	302	505
Accrued other	1,769	980
Capital loss on sale of Tinet stock	21,405	—
Goodwill	—	591

Total deferred tax assets	35,550	14,770

Deferred tax liabilities:
Depreciation	(5,091)	(7,899)
Prepaids	(800)	(740)

Total deferred tax liabilities	(5,891)	(8,639)

Subtotal	29,659	6,131
Valuation allowance	(23,444)	(2,211)

Net deferred income tax asset	$6,215	$3,920

The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carry-forward periods, the Company’s experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance has been established against the deferred tax asset resulting from the sale of Tinet stock and a partial valuation allowance has been established against the deferred income tax asset related to the Illinois EDGE credit. The valuation allowance of $21.1 million was established for the deferred tax asset related to the capital loss from the sale of Tinet stock after weighing all available evidence, both positive and negative, including the potential for the Company to have sufficient capital gains to be offset by the capital losses during the five year carryforward period. The Company’s Illinois EDGE credit can also be carried forward five years. During the year ended December 31, 2013, the Company released $0.5 million of the valuation allowance related to the Illinois EDGE credit. The Company now has a partial valuation allowance of $2.0 million for the Illinois EDGE credit deferred income tax asset as the Company believes it was more likely than not that future taxable income will be insufficient to realize the full benefit of the credit.

The Company files income tax returns in the U.S. federal jurisdiction, various states and local jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. The IRS has completed an examination of the federal income tax return the Company filed for the year 2008. The IRS did not propose any adjustments to the Company’s 2008 income tax return.

The Company’s liabilities for uncertain tax positions totaled less than $0.1 million at December 31, 2013 and $1.8 million at December 31, 2012. This difference results from the sale of the global data business. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows

	2013	2012
Balance at January 1	$1,839	$597
Increases related to prior periods	10	1,301
Increases related to current year	—	194
Decreases related to settlements with taxing authorities	—	(253)
Decreases related to sale of the global data business	(1,809)	—

Balance on December 31	$40	$1,839

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as income tax expense.

13.	STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2013, the Company had granted a total of 3.0 million options and 0.5 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.0 million shares, representing approximately 3.2% of the Company’s outstanding common stock as of December 31, 2013, remained available for additional grants under the 2007 Plan.

In connection with the 2013 Special Dividend, to compensate holders of outstanding options for the reduction in the Company’s stock price that resulted from the payment of the 2013 Special Dividend, the Company’s Compensation Committee approved (i) an adjustment to the exercise price of outstanding options, subject to the limitations of Section 409A of the Internal Revenue Code, and (ii) the issuance of non-vested shares (available for issuance under the 2007 Plan) to holders of outstanding options with exercise prices that could not be fully adjusted because of the limitations of Section 409A of the Internal Revenue Code. The effect of the exercise price adjustment and the issuance of non-vested shares, taken together, was to provide each optionholder with the same economic value after the time that the Company’s common stock began trading ex-dividend as such optionholder had immediately prior to such time. As a result of these adjustments, the exercise price of the 3.5 million outstanding options under the Plans was reduced by an average of $1.08 per option, and the Company issued 0.1 million non-vested shares under the 2007 Plan to make optionholders whole.

In 2012, the 2003 Plan was amended in connection with the 2012 Special Dividend to provide that, in order to prevent an extraordinary cash dividend like the 2012 Special Dividend from diluting the rights of optionholders, the Company’s Compensation Committee shall have the discretion to reduce the exercise price of outstanding options so long as any such adjustment does not increase the intrinsic value of any such option, as measured prior to the ex-dividend date of such extraordinary cash dividend. As a result of the amendment, the Company recognized $0.3 million of non-cash share-based compensation expense in 2013 in connection with 2013 Special Dividend. The options under the 2007 Plan were modified by the mandated antidilutive provisions contained in the 2007 Plan, and as a result, no additional non-cash share-based compensation expense was required to be recognized.

The Company records stock-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the years ended December 31, 2013 and 2012, the Company granted 0.7 million and 0.2 million options at a weighted-average exercise price of $3.40 and $2.48, respectively.

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing model. For the years ended December 31, 2013, 2012 and 2011, fair value of stock options was measured using the following assumptions:

Years Ended December 31	2013	2012	2011
Expected life	7.3 years	7.24 years	7.13 years
Risk-free interest rate range	1.3%	1.1% – 1.6%	1.3% – 2.9%
Expected dividends	—	—	—
Volatility	45.0%	50.5% – 55.9%	50.1% – 51.9%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $1.64, $1.40 and $7.82 for the years ended December 31, 2013, 2012 and 2011, respectively. The total grant date fair value of options that vested during years ended December 31, 2013, 2012 and 2011 was approximately $2.4 million, $6.1 million and $7.7 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $0.9 million, $4.4 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The following summarizes activity under the Company’s stock option plan:

	Shares (000)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value	Wtd. Avg. Remaining Term (yrs)
Options outstanding—December 31, 2011	3,520	$16.09
Granted	180	2.48
Exercised	(508)	2.75
Cancelled	(100)	19.16

Options outstanding—December 31, 2012	3,092	$14.64
Granted	716	3.40
Exercised	(206)	2.02
Cancelled	(611)	7.94

Options outstanding—December 31, 2013	2,991	$12.91	$5,964	5.92
Vested or expected to vest-December 31, 2013	2,973	$12.97	$5,817	5.90
Exercisable-December 31, 2013	2,294	$15.57	$890	5.04

The unrecognized compensation cost associated with options outstanding at December 31, 2013 and 2012 is $1.7 million and $3.6 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 1.8 years as of December 31, 2013 and 2012, respectively.

Non-vested Shares

During the years ended December 31, 2013 and 2012, the Company’s Board of Directors granted approximately 0.3 million and 0.6 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the year ended December 31, 2013 and 2012 is as follows:

	Shares (000)	Wtd. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested shares outstanding at December 31, 2011	1,096	$14.47
Granted	603	7.16
Vested	(722)	12.43
Cancelled	(131)	12.48

Non-vested shares outstanding at December 31, 2012	846	$11.31
Granted	332	5.50
Vested	(442)	11.45
Cancelled	(259)	6.79

Non-vested shares outstanding at December 31, 2013	477	$9.66	$5,443
Non-vested shares vested or expected to vest at December 31, 2013	444	$9.66	$5,066

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $11.41 on December 31, 2013. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at December 31, 2013 and 2012 was $3.9 million and $8.4 million, respectively. The weighted average remaining term that the compensation will be recorded is 1.7 years and 2.3 years as of December 31, 2013 and 2012, respectively.

During the third quarter ended September 30, 2012, two executives announced their decisions to step down from their executive positions with the Company on October 1, 2012. During the fourth quarter of 2012, the Board approved the acceleration of the vesting of some non-vested shares and options outstanding for both individuals. Non cash compensation expense of $6.2 million recorded during the year ended December 31, 2013 included $2.4 million related to non-vested restricted shares and $3.8 million related to options. Non-cash compensation expense of $13.2 million recorded during the year ended December 31, 2012 included $0.5 million related to the acceleration of options, $2.1 million related to the acceleration of non-vested restricted shares, $0.4 million related to the 2003 Plan modification and $0.1 million related to the extension of time in which options can be exercised.

14.	SEGMENT AND GEOGRAPHIC INFORMATION

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

The following is a summary of geographical information as of and for the year ended December 31, 2013, 2012 and 2011:

Years Ended December 31	2013	2012	2011
Revenue from external customers:
United States of America	$209,310	$224,931	$216,270
Other countries within Americas reporting unit	2,351	8,072	8,333

	$211,661	$233,003	$224,603

Long-lived assets:
United States of America	$25,660	$43,823	$54,047
Other countries	155	—	—

	$25,815	$43,823	$54,047

The Company includes property and equipment in its long-lived assets.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
	1st (1)	2nd	3rd	4th
Operating Results:
Revenue	$59,288	$53,449	$50,396	$48,528
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,636	24,053	22,027	24,151
Operations	7,798	7,508	7,182	6,107
Sales and marketing	2,034	1,526	1,090	904
General and administrative	4,499	4,535	6,071	3,667
Depreciation and amortization	4,513	3,699	3,293	3,147
Loss (gain) on sale of assets	—	223	3	(34)
Gain on sale of Americas Data assets	—	(23,171)	—	(5,620)

Total operating expense	43,480	18,373	39,666	32,322

Income from operations	15,808	35,076	10,730	16,206

Other income (expense)
Interest income (expense)	39	13	1	(47)
Other income (expense)	(5)	4	(4)	1

Total other income (expense)	34	17	(3)	(46)

Income from continuing operations before provision for income taxes	15,842	35,093	10,727	16,160
Provision for income taxes	3,606	741	4,177	5,000

Income from continuing operations	12,236	34,352	6,550	11,160
Income (loss) from discontinued operations, net of provision for income taxes (3)	(5,336)	(1,698)	(68)	3,294
Gain (loss) on sale of discontinued operations, net of provision for income taxes	—	794	(11)	(5,620)

Net income	$6,900	$33,448	$6,471	$8,834

Per Share Data:
Earnings per common share-continuing operations-basic	$0.38	$1.05	$0.20	$0.35
Earnings per common share-continuing operations-diluted	$0.38	$1.05	$0.20	$0.34
Loss per common share-discontinued operations-basic (3)	$(0.17)	$(0.03)	$—	$(0.07)
Loss per common share-discontinued operations-diluted (3)	$(0.16)	$(0.03)	$—	$(0.07)
Earnings per common share-net income-basic (3)	$0.21	$1.02	$0.20	$0.27
Earnings per common share-net income-diluted (3)	$0.21	$1.02	$0.20	$0.27
Weighted average number of shares outstanding-basic	32,337	31,629	32,262	32,194
Weighted average number of shares outstanding-diluted	32,453	31,629	32,557	32,501

	2012
	1st (1)	2nd	3rd	4th
Operating Results:
Revenue	$60,887	$58,262	$59,573	$54,281
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	23,969	22,966	25,546	26,277
Operations	8,794	8,674	10,312	9,701
Sales and marketing	2,181	1,997	2,017	1,837
General and administrative	5,249	5,702	3,850	6,368
Depreciation and amortization	5,319	5,371	5,544	5,103
Carrier Settlement	—	—	9,000	—
Impairment of fixed assets	—	—	1,257	6,588
Impairment of goodwill	—	—	—	44,543
Impairment of intangibles	—	—	—	17,318
Gain on sale of assets	(109)	(4)	(55)	(2)

Total operating expense	45,403	44,706	57,471	117,733

Income (loss) from operations	15,484	13,556	2,102	(63,452)

Other income (expense)
Interest income (expense)	41	49	42	(111)
Other income	—	1	—	—

Total other income (expense)	41	50	42	(111)

Income (loss) from continuing operations before provision for income taxes	15,525	13,606	2,144	(63,563)
Provision (benefit) for income taxes	3,745	2,933	(3,596)	(1,124)

Income (loss) from continuing operations	11,780	10,673	5,740	(62,439)
Loss from discontinued operations, net of provision for income taxes (2)	(5,125)	(6,967)	(8,475)	(23,336)

Net income (loss)	$6,655	$3,706	$(2,735)	$(85,775)

Per Share Data:
Earnings (loss) per common share-continuing operations-basic	$0.37	$0.34	$0.18	$(1.99)
Earnings (loss) per common share-continuing operations-diluted	$0.37	$0.34	$0.18	$(1.99)
Loss per common share-discontinued operations-basic (2)	$(0.16)	$(0.22)	$(0.27)	$(0.74)
Loss per common share-discontinued operations-diluted (2)	$(0.16)	$(0.22)	$(0.27)	$(0.74)
Earnings (loss) per common share-net income (loss)-basic (2)	$0.21	$0.12	$(0.09)	$(2.74)
Earnings (loss) per common share-net income (loss)-diluted (2)	$0.21	$0.12	$(0.09)	$(2.74)
Weighted average number of shares outstanding-basic	31,664	31,791	31,993	31,352
Weighted average number of shares outstanding-diluted	32,058	32,178	31,993	31,352

(1)	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2013 presentation that reflects discontinued operations.
(2)	Loss from discontinued operations for the three months ended December 31, 2012 includes a total $21.8 million charge for goodwill, intangible assets and fixed assets impairments.
(3)	Loss from discontinued operations, net of provision for income taxes for the three months ended June 30, 2013 includes only one month of activity as compared to the three months in all preceding three month periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During 2012, management identified a material weakness related to the accounting for tax consequences on complex and infrequent transactions. As a result of this deficiency, it was reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate. Management concluded that internal controls over financial reporting were not effective as a result of a material weakness related to accounting for tax consequences on complex and infrequent transactions as of December 31, 2012. As of December 31, 2013, the Company has remediated the material weakness in accounting for tax consequences on complex and infrequent transactions as a result of corrective actions taken during the year ended December 31, 2013.

During the year 2013, we have focused on our internal controls over accounting for tax consequences on complex and infrequent transactions, and have taken steps to strengthen controls in response to the identified material weakness. Significant internal control and process improvements have been implemented in our tax accounting processes to enhance effectiveness and sustainability including:

•	Enhanced policies and procedures relating to tax account reconciliation and analysis;

•	Improved the level and quality of cross-company communication and information flows regarding the tax accounting process and requirements;

•	Improved process for tax effecting consolidating entries; and

•	Enhanced tax reviews performed by external consultants.

We made the above improvements throughout 2013 and followed improved processes while accounting for tax consequences related to our sale of the global data business, which was a complex and infrequent transaction. We conducted extensive assessments of the effectiveness of the remediated tax accounting and control procedures. Our management concluded that the improved controls had been operating effectively and remediation measures were validated. Management further concluded that internal controls relating to accounting for tax consequences on complex and infrequent transactions are designed and operating effectively to prevent a material error from occurring or to assure that such an error would be detected and corrected in a timely manner.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Deloitte & Touche’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 is set forth below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Inteliquent, Inc. (formerly known as Neutral Tandem, Inc.) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the sale of the Company’s global data business.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 11, 2014

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Inteliquent’s directors and executive officers is incorporated by reference from the information set forth in Inteliquent’s proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Inteliquent’s fiscal year ended December 31, 2013. For information pertaining to executive officers and directors of Inteliquent, refer to the “Management” section of Part 1, Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Inteliquent’s common stock and by each Inteliquent director, each Inteliquent named executive officer, and all directors and executive officers as a group, can be found in Inteliquent’s definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and non-vested shares (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders
Stock options	2,990,593	$12.91
Non-vested shares	476,673	$—

Total equity compensation plans approved by stockholders	3,467,266		1,035,482
Equity compensation plans not approved by stockholders	—	$—	—

Total	3,467,266		1,035,482

Additional information relating to securities authorized under our equity compensation plans as of December 31, 2013 is set forth in Note 13 to the audited financial statements included in this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2013, 2012 and 2011:

(In thousands)	Balance at January 1	Charged to Earnings	Used	Balance at December 31
2013
Allowance for doubtful accounts	$423	$900	$(423)	$900
2012
Allowance for doubtful accounts	$1,015	$423	$(1,015)	$423
2011
Allowance for doubtful accounts	$—	$1,015	$—	$1,015

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

Exhibit Number	Description of Exhibit

2.1	Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between the Company, on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (1)

Exhibit Number	Description of Exhibit

2.2	Equity Purchase Agreement, dated as of April 30, 2013, by and among the Company and Global Technology & Telecom, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated By laws (4)

4.1	Specimen certificate evidencing shares of common stock (5)

10.1	Form of Indemnification Agreement (5)

10.2	Form of Proprietary Information and Inventions Agreement (5)

10.3	Form of Customer Agreement (5)

10.4	2003 Stock Option and Stock Incentive Plan (5)

10.5	Amendment No. 1 to 2003 Stock Option and Stock Incentive Plan (5)

10.6	Amendment No. 2 to 2003 Stock Option and Stock Incentive Plan (5)

10.7	Amendment No. 3 to 2003 Stock Option and Stock Incentive Plan (5)

10.8	Amendment No. 4 to 2003 Stock Option and Stock Incentive Plan (6)

10.9	Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.10	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (7)

10.11	Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (8)

10.12	Amended and Restated 2007 Long Term Equity Incentive Plan (8)

10.13	Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and the Company (9)

10.14	Employment Agreement dated October 1, 2010, by and between David Lopez and the Company (10)

10.15	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and the Company (10)

10.16	Employment Agreement dated April 1, 2011, by and between G. Edward Evans and the Company (11)

10.17	Employment Agreement dated April 13, 2011, by and between John Harrington and the Company (11)

10.18	Employment Agreement dated October 1, 2012, by and between David Zwick and the Company (12)

10.19	Separation Agreement and General Release dated October 28, 2012, by and between Robert M. Junkroski and the Company (13)

Exhibit Number	Description of Exhibit

10.20	Separation Agreement and General Release effective November 2, 2012 by and between Surendra Saboo and the Company (14)

10.21	Credit Agreement dated March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto. (15)

10.22	Letter Agreement, dated May 17, 2013, by and between the Company and Clinton Group, Inc. (16)

10.23	Employment Agreement, dated January 20, 2014, by and between the Company and Kurt Abkemeier (17)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 6, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q filed on August 27, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 7, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 4, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 29, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 20, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 21, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2014.

INTELIQUENT, INC.

By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 11, 2014.

Signature	Title

/S/ G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)

/S/ KURT J. ABKEMEIER Kurt J. Abkemeier	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/S/ JAMES P. HYNES James P. Hynes	Director, Chairman

/S/ EDWARD M. GREENBERG Edward M. Greenberg	Director

/S/ LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/S/ TIMOTHY A. SAMPLES Timothy A. Samples	Director

/S/ RIAN J. WREN Rian J. Wren	Director

/S/ JOSEPH A. BEATTY Joseph A. Beatty	Director