Form 10-Q
period 2014-03-31
Inteliquent, Inc.
filed 2014-05-02
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒

As of April 15, 2014, 32,442,499 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$70,679	$77,004
Receivables, net of allowance of $695 and $900, respectively	38,100	22,200
Deferred income taxes-current	136	720
Prepaid expenses	3,251	2,375
Other current assets	1,245	1,977

Total current assets	113,411	104,276
Property and equipment — net	25,292	25,815
Restricted cash	125	125
Deferred income taxes-non-current	5,824	5,495
Other assets	1,486	1,534

Total assets	$146,138	$137,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,846	$2,176
Accrued liabilities:
Taxes payable	2,477	2,437
Circuit cost	9,418	8,987
Rent	2,071	2,071
Payroll and related items	2,584	3,079
Other	1,304	1,674

Total current liabilities	20,700	20,424

Shareholders’ equity:
Preferred stock — par value of $.001; 50,000 authorized shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock — par value of $.001; 150,000 authorized shares; 32,383 shares and 32,215 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	32	32
Less treasury stock, at cost; 3,351 shares at March 31, 2014 and December 31, 2013	(51,668)	(51,668)
Additional paid-in capital	205,847	203,989
Accumulated deficit	(28,773)	(35,532)

Total shareholders’ equity	125,438	116,821

Total liabilities and shareholders’ equity	$146,138	$137,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenue	$56,217	$59,288
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,890	24,636
Operations	7,307	7,798
Sales and marketing	676	2,034
General and administrative	3,800	4,499
Depreciation and amortization	3,141	4,513
Loss on sale of Americas Data assets	1,081	—

Total operating expense	40,895	43,480

Income from operations	15,322	15,808

Other (expense) income:
Interest (expense) income	(2)	39
Other expense	—	(5)

Total other (expense) income	(2)	34

Income from continuing operations before provision for income taxes	15,320	15,842
Provision for income taxes	6,127	3,606

Income from continuing operations	9,193	12,236
Loss from discontinued operations, net of provision for income taxes	—	(5,336)

Net income	$9,193	$6,900

Earnings per share-continuing operations:
Basic	$0.28	$0.38
Diluted	$0.28	$0.38
Loss per share - discontinued operations:
Basic	$—	$(0.17)
Diluted	$—	$(0.16)
Earnings per share - net income:
Basic	$0.28	$0.21
Diluted	$0.28	$0.21
Weighted average number of shares outstanding:
Basic	32,273	32,337
Diluted	32,616	32,453
Dividends per share:	$0.08	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$9,193	$6,900

Other comprehensive loss:
Foreign currency translation	—	(174)

Total other comprehensive loss	—	(174)

Comprehensive income	9,193	6,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating
Net income	$9,193	$6,900
Adjustments to reconcile net income to net cash flows (used for) provided by operating activities:
Depreciation and amortization	3,141	5,444
Deferred income taxes	255	(1,039)
Non-cash share-based compensation	1,024	1,870
Loss on sale of Americas Data assets	1,081	—
Loss on intercompany foreign exchange transactions	—	250
Excess tax (benefit) deficiency associated with share-based payments	(112)	488
Changes in assets and liabilities:
Receivables	(15,900)	(2,848)
Other current assets	(1,225)	2,337
Other noncurrent assets	48	(195)
Accounts payable	634	(1,005)
Accrued liabilities	(608)	(164)
Noncurrent liabilities	—	(23)

Net cash (used for) provided by operating activities	(2,469)	12,015

Investing
Purchase of equipment	(2,582)	(6,154)
Decrease in restricted cash	—	837

Net cash used for investing activities	(2,582)	(5,317)

Financing
Proceeds from the exercise of stock options	1,343	—
Restricted shares withheld to cover employee taxes paid	(295)	(117)
Excess tax benefit (deficiency) associated with share-based payments	112	(488)
Dividends paid	(2,434)	—

Net cash used for financing activities	(1,274)	(605)

Effect of exchange rate changes on cash	—	(127)
Net (decrease) increase in cash and cash equivalents	(6,325)	5,966
Cash and cash equivalents — Beginning	77,004	31,479

Cash and cash equivalents — End	$70,679	$37,445

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,579	$979
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of equipment	$1,778	$1,848

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

On April 30, 2013, the Company sold its global data business to Global Telecom & Technology, Inc. (GTT) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial IP Transit and point-to-point Ethernet data network services to be provided to the Company by GTT free-of-charge for a three-year period. The $2.0 million of non-cash commercial services was calculated based upon the discounted present value of the market cost of such services as of the date on which the commercial services agreement was signed with GTT. In addition, the Company recorded in its condensed consolidated statement of operations, as part of its gain amount on the sale of its global data business, approximately $2.4 million for divestiture-related costs, including legal and advisory services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Changes in Presentation—On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the condensed consolidated statements of operations as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the condensed consolidated statements of operations. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of our cash and cash equivalents approximate fair value. At March 31, 2014, the Company had $23.9 million of cash in banks and $46.8 million in three money market mutual funds. At December 31, 2013, the Company had $35.2 million of cash in banks and $41.8 million in three money market mutual funds.

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

Level 1— Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2— Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3— Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

Revenue Recognition —The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. The rates charged per minute are determined by contracts between the Company and its customers, or by filed and effective tariffs.

Prior to the sale of the Company’s global data business in April 2013, IP Transit and Ethernet services revenues related to the Company’s Americas reporting unit for the first four months of 2013 were recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged were the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

Three Months Ended March 31,	2014	2013
Numerator:
Income from continuing operations	$9,193	$12,236
Loss from discontinued operations, net of provision for income taxes	—	(5,336)

Net income	$9,193	$6,900
Denominator:
Weighted average common shares outstanding	32,273	32,337
Effect of dilutive securities:
Stock options	343	116

Denominator for diluted earnings per share	32,616	32,453
Earnings per share-continuing operations:
Basic	$0.28	$0.38
Diluted	$0.28	$0.38
Loss per share—discontinued operations:
Basic	$—	$(0.17)
Diluted	$—	$(0.16)
Earnings per share—net income:
Basic	$0.28	$0.21
Diluted	$0.28	$0.21

Outstanding share-based awards of 2.0 million and 3.6 million were outstanding during the three months ended March 31, 2014 and March 31, 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

For the three months ended March 31, 2014 and 2013, the undistributed earnings allocable to participating securities were $0.1 million and $0.2 million, respectively.

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

The amount of share-based expense recorded in the three months ended March 31, 2014 and 2013 was $1.0 million and $1.9 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. See Note 5, “Stock Options and Non-vested Shares”

Foreign Currency Translation — As a result of the sale of the global data business, the Company now operates substantially only within the United States and is no longer exposed to any foreign currency risk.

Recent Accounting Pronouncements — No new accounting pronouncement issued or effective during the three months ended March 31, 2014 had or is expected to have a material impact on the condensed consolidated financial statements.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

Municipal Audit

The Company is sometimes subject to examination by various local authorities. These examinations, or audits, may relate to property taxes, use taxes or other telecommunications taxes. As a result of one of these audits, the Company had received a telecommunications tax assessment for approximately $1.0 million. During the first quarter of 2014, the Company resolved this audit for less than $0.1 million, which was recorded in operations.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 40.0% for the three months ended March 31, 2014, compared to 22.8% for the same period last year.

The difference in the effective tax rate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due primarily to the Illinois EDGE Credit benefit in the prior year, the settlement of the net working capital adjustment related to the 2013 sale of the data business in the current year and the impact of the sale of the data business that was included in the prior year results.

The Company has recorded a valuation allowance against the capital loss created by the sale of its global data business and the Illinois EDGE Credit. The Company believes it is more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers, and independent contractors of the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2014, the Company had granted a total of 2.9 million options and 0.5 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.6 million shares, representing approximately 4.8% of the Company’s outstanding common stock as of March 31, 2014, remained available for additional grants under the 2007 Plan.

The Company records share-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended March 31, 2014, the Company granted less than 0.1 million options at a weighted-average exercise price of $13.86. During the three months ended March 31, 2013, the Company granted 0.7 million options at a weighted-average exercise price of $3.40.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Expected life	7.2 years	7.3 years
Risk-free interest rate range	2.08%	1.32%
Expected dividends	2.10%	—
Volatility	60.0%	45.0%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the three months ended March 31, 2014 and 2013 was $6.90 and $1.64, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2014 and 2013 was approximately $0.5 million and $0.4 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $0.2 million during the three months ended March 31, 2014. There were no stock options exercised during the three months ended March 31, 2013.

The following summarizes activity under the Company’s stock option plan for the three months ended March 31, 2014:

	Shares (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted- Average Remaining Term (yrs)
Options outstanding — January 1, 2014	2,991	$12.91
Granted	40	13.86
Exercised	111	12.53
Cancelled	—	—

Options outstanding — March 31, 2014	2,920	$12.94	$9,902	5.78
Vested or expected to vest — March 31, 2014	2,903	$12.99	$9,727	5.76
Exercisable — March 31, 2014	2,347	$14.92	$4,348	5.07

The unrecognized compensation cost associated with options outstanding at March 31, 2014 and December 31, 2013 was $1.7 million and $1.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.3 years and 2.1 years as of March 31, 2014 and December 31, 2013, respectively.

Non-vested Shares

During the three months ended March 31, 2014 and March 31, 2013, the Company granted 0.1 million and 0.1 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2014 is as follows:

	Shares (000)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2014	477	$9.66
Granted	80	11.40
Vested	(72)	11.65
Cancelled	—	—

Non-vested shares outstanding — March 31, 2014	485	$9.65	$7,047
Non-vested shares vested or expected to vest — March 31, 2014	453	$9.65	$6,582

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $14.53 on March 31, 2014. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at March 31, 2014 and December 31, 2013 was $3.9 million and $3.9 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 1.7 years as of March 31, 2014 and December 31, 2013, respectively.

6. FAIR VALUE MEASUREMENT

The Company’s money market funds are recognized and disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants as of the measurement date. Fair value is measured using the fair value hierarchy and related valuation methodologies as defined in the authoritative literature. This guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of March 31, 2014 and December 31, 2013 was as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$46,828	$—	$—	$46,828

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$41,827	$—	$—	$41,827

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility at any time during the year ended December 31, 2013 and for the three months ended March 31, 2014. As of March 31, 2014, the Company is currently in compliance with all of the covenants of the credit facility agreement.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

There was no balance of accumulated other comprehensive loss for the three months ended March 31, 2014. Changes in the balance of accumulated other comprehensive loss for the three months ended March 31, 2013 are summarized in the following table:

Three Months Ended March 31,	2013
Balance as of January 1	$(4,904)
Other comprehensive loss before reclassifications, net of tax	(174)
Less: Amounts reclassified from AOCI, net of tax	—

Net other comprehensive loss	(174)

Balance as of March 31	$(5,078)

9. BUSINESS DISPOSITION

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

The Company and GTT disagreed over the amount of certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT. GTT claimed that the Company owed GTT $3.8 million. The Company, however, believed that GTT owed the Company $1.1 million. During the first quarter of 2014, the parties tentatively agreed to resolve their differences with respect to the post-closing adjustments to the purchase price in a manner that would require neither party to make a payment to the other and would waive all other claims. As a result of the tentative agreement, the Company reduced other assets by $1.1 million and charged $1.1 million to continuing operations within Loss on Sale of Americas Data Assets. If the parties are unable to consummate this tentative agreement or otherwise resolve their differences through negotiations, a neutral third party accounting firm will hear and decide the matter.

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

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the three months ended March 31, 2013.

Three Months Ended March 31,	2013
Revenue	$10,378
Operating loss	(4,603)
Loss before provision for income taxes	(5,109)
Provision for income taxes	227
Loss from discontinued operations	$(5,336)

10. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment which is to provide voice interconnection services via the Company’s international telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has one operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the Federal Communications Commission; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the impact of any future acquisitions, mergers or divestitures; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; the possibility of litigation or other actions related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable carriers and other providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. See Note 9, “Business Disposition”, for a description of the sale of our global data business.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enabled competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We operated in 190 markets as of March 31, 2014 and have signed voice services agreements with major competitive carriers and non-carriers. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

Our business originally connected only local traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. In 2008, we began offering terminating switched access services and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access services allows interexchange carriers to send calls to us, and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer, which means that it is financially responsible for the call. Finally, we began offering international voice services as we began interconnection with non-United States carriers. As a result of the foregoing, our service offerings now include the capability of switching and carrying local, long distance and international voice traffic.

On April 30, 2013, we announced that we sold all assets and liabilities of our global data business to GTT for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash and $2.0 million of non-cash commercial services to be provided by GTT to us.

Revenue. We generate revenue from sales of our voice services and historically generated revenue from sales of our IP Transit and Ethernet services. Revenue is recorded each month based upon documented minutes of traffic switched and, historically, data traffic carried for which service is provided, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network for each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

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

Operating Expense. Operating expense includes network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization.

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

Operations Expense. Operations expense includes payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, property taxes, property insurance and supplies.

Sales and Marketing Expense. Sales and marketing expense represents the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expense. General and administrative expense consists primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit, tax and transaction costs.

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

Loss on sale of Americas Data Assets. During the three months ended March 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the expected settlement with GTT. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Other (Expense) Income. Other (expense) income includes interest expense and income, as well as foreign exchange gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

Income Taxes. Income tax provision includes United States federal, state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 11, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2014.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Revenue	$56,217	$59,288
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,890	24,636
Operations	7,307	7,798
Sales and marketing	676	2,034
General and administrative	3,800	4,499
Depreciation and amortization	3,141	4,513
Loss on sale of Americas Data assets	1,081	—

Total operating expense	40,895	43,480

Income from operations	15,322	15,808

Total other (expense) income	(2)	34
Income from continuing operations before provision for income taxes	15,320	15,842
Provision for income taxes	6,127	3,606

Income from continuing operations	9,193	12,236
Loss from discontinued operations, net of provision for income taxes	—	(5,336)

Net income	$9,193	$6,900

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

On April 30, 2013, we sold our global data business. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results of operations for the three months ended March 31, 2013, include data activity associated with the Americas reporting unit for the full three-month period while the results of operations for the three months ended March 31, 2014 do not include any such data activity.

Revenue. Revenue decreased to $56.2 million in the three months ended March 31, 2014 from $59.3 million in the three months ended March 31, 2013, representing a decrease of 5.2%. The data revenue generated by our Americas reporting unit for the first three months of 2013 was $8.7 million. Excluding data revenue, revenue from continuing operations increased $5.6 million.

The increase in voice revenue is primarily due to an increase in minutes of use from 30.6 billion minutes in the three months ended March 31, 2013, compared to 33.1 billion minutes for the three months ended March 31, 2014, an increase of 8.1%. In addition to an increase in minutes, the average fee per minute increased from $0.00165 for the three months ended March 31, 2013 to $0.00170 for the three months ended March 31, 2014, an increase of 3.0%.

Operating Expenses. Operating expenses for the three months ended March 31, 2014 of $40.9 million decreased $2.6 million, or 6.0%, from $43.5 million for the three months ended March 31, 2013. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $24.9 million in the three months ended March 31, 2014, or 44.3% of revenue, from $24.6 million in the three months ended March 31, 2013, or 41.5% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the first three months of 2013 were $1.8 million. Excluding these data costs, the network expenses increased $2.1 million which was primarily due to an increase in minute volumes, along with an increase in costs due to changes in the mix of voice services.

Operations Expenses. Operations expenses decreased to $7.3 million in the three months ended March 31, 2014, or 13.0% of revenue, from $7.8 million in the three months ended March 31, 2013, or 13.2% of revenue. The decrease of $0.5 million in our operations expenses primarily resulted from a decrease of $0.3 million in non-cash compensation, a $0.1 million decrease in repairs and maintenance, and a $0.1 million decrease in Federal Universal Service Fund fees.

Sales and Marketing Expense. Sales and marketing expense decreased to $0.7 million in the three months ended March 31, 2014, or 1.2% of revenue, compared to $2.0 million in the three months ended March 31, 2013, or 3.4% of revenue. The decrease of $1.3 million in sales and marketing expenses for the three months ended March 31, 2014 was primarily due to a decrease of $0.9 million in payroll, benefits and non-cash compensation, a $0.2 million decrease in customer meetings and events, and a $0.1 million decrease in sales and partnership charges. Data sales and marketing expenses generated by our Americas reporting unit for the first three months of 2013 were $0.9 million.

General and Administrative Expense. General and administrative expense decreased to $3.8 million in the three months ended March 31, 2014, or 6.8% of revenue, compared with $4.5 million in the three months ended March 31, 2013, or 7.6% of revenue. The decrease of $0.7 million in our general and administrative expense was due to a $0.3 million benefit from a vendor settlement, a $0.2 million decrease in professional fees, and a $0.2 million decrease in payroll, benefits and non-cash compensation expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.1 million in the three months ended March 31, 2014, or 5.5% of revenue, compared to $4.5 million in the three months ended March 31, 2013, or 7.6% of revenue. The decrease of $1.4 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets as a result of the sale of the Americas data assets.

Loss on sale of Americas Data Assets. During the three months ended March 31, 2014 we recorded a $1.1 million loss on sale of Americas data assets as a result of the expected settlement with GTT. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Other (Expense) Income. Other (expense) income was less than $0.1 million for the three months ended March 31, 2014 and 2013.

Provision for Income Taxes. Provision for income taxes of $6.1 million for the three months ended March 31, 2014 reflected an increase of $2.5 million compared to $3.6 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 and 2013 was 40.0% and 22.8%, respectively. The difference in the effective tax rate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due primarily to the Illinois EDGE Credit benefit in the prior year and the settlement of the net working capital adjustment related to the 2013 sale of the data business in the current year.

Income from Continuing Operations. We had income from continuing operations before income taxes of $15.3 million for the three months ended March 31, 2014, compared with income from continuing operations before income taxes of $15.8 million for the three months ended March 31, 2013. After taxes, we had income from continuing operations of $9.2 million, or $0.28 per diluted share, for the three months ended March 31, 2014, compared to income from continuing operations of $12.2 million, or $0.38 per diluted share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had $70.7 million in cash and cash equivalents and $0.1 million in restricted cash. In comparison, at December 31, 2013, we had $77.0 million in cash and cash equivalents and $0.1 million in restricted cash. Cash and cash equivalents consist of highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows (used for) provided by operating activities	$(2,469)	$12,015
Cash flows used for investing activities	(2,582)	(5,317)
Cash flows used for financing activities	(1,274)	(605)

Operating activities

Net cash used for operating activities was $2.5 million for the first three months of 2014, compared to net cash provided by operating activities of $12.0 million for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The decrease in operating cash flow is due to an increase in accounts receivable, primarily due to a change in our largest customer’s payment terms.

Investing activities

Net cash used for investing activities was $2.6 million for the first three months of 2014, compared to net cash used in investing activities of $5.3 million for the same period last year. Investing cash flows were primarily related to purchases of network equipment. The decrease in net cash used in investing activities was the result of a decrease in the purchases of equipment used in our business in the first three months of 2014.

In 2014, capital expenditures are expected to be approximately $10.0 million to $12.0 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Financing activities

Net cash used for financing activities was $1.3 million for the first three months of 2014, compared to net cash used for financing activities of $0.6 million for the same period last year. The change in cash used for financing activities primarily related to our regular quarterly dividend payment of $2.4 million during the three months ended March 31, 2014 partially offset by cash proceeds from the exercise of stock options.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

        On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.075 per outstanding share of our common stock. With respect to the regular quarterly dividend, the expected future use of cash on an annualized basis would be approximately $9.7 million based upon a full-year dividend rate of $0.30 per share and the April 15, 2014 outstanding common stock share balance of 32,442,499.

Investments

As of March 31, 2014, we had $46.8 million in cash and cash equivalents invested in three money market mutual funds. As of December 31, 2013, we had $41.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three-month periods ended March 31, 2014 and 2013.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $70.8 million at March 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2014, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

Foreign Currency

As a result of the sale of the global data business, the Company now operates substantially only within the United States and is no longer exposed to any material foreign currency risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Inteliquent, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports, is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to Inteliquent’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 3 “Legal Proceedings” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of March 31, 2014, there had been no material change in this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	Employment Agreement, dated January 20, 2014, by and between the Company and Kurt Abkemeier, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELIQUENT, INC.

Date: May 2, 2014	By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2014	By:	/s/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)