Form 10-Q
period 2014-06-30
Inteliquent, Inc.
filed 2014-07-25
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 11, 2014, 33,107,360 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$89,535	$77,004
Receivables — net of allowance of $2,072 and $900, respectively	32,280	22,200
Deferred income taxes – current	957	720
Prepaid expenses	3,238	2,375
Other current assets	882	1,977

Total current assets	126,892	104,276
Property and equipment — net	23,810	25,815
Restricted cash	345	125
Deferred income taxes – noncurrent	3,924	5,495
Other assets	1,550	1,534

Total assets	$156,521	$137,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$951	$2,176
Accrued liabilities:
Taxes payable	1,438	2,437
Circuit cost	9,377	8,987
Rent	2,060	2,071
Payroll and related items	3,639	3,079
Other	923	1,674

Total current liabilities	18,388	20,424

Shareholders’ equity:
Preferred stock — par value of $.001; 50,000 authorized shares; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock — par value of $.001; 150,000 authorized shares; 33,109 shares and 32,215 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	33	32
Less treasury stock, at cost; 3,351 shares at June 30, 2014 and December 31, 2013	(51,668)	(51,668)
Additional paid-in capital	211,584	203,989
Accumulated deficit	(21,816)	(35,532)

Total shareholders’ equity	138,133	116,821

Total liabilities and shareholders’ equity	$156,521	$137,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$54,881	$53,449	$111,098	$112,737
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	23,129	24,053	48,019	48,689
Operations	7,202	7,508	14,509	15,306
Sales and marketing	818	1,526	1,494	3,560
General and administrative	5,254	4,535	9,054	9,034
Depreciation and amortization	3,010	3,699	6,151	8,212
(Gain) loss on disposal of fixed assets	(31)	223	(31)	223
Loss (gain) on sale of Americas data assets	—	(23,171)	1,081	(23,171)

Total operating expense	39,382	18,373	80,277	61,853

Income from operations	15,499	35,076	30,821	50,884

Other expense (income):
Interest expense (income)	17	(13)	19	(52)
Other (income) expense	(2)	(4)	(2)	1

Total other expense (income)	15	(17)	17	(51)

Income from continuing operations before income taxes	15,484	35,093	30,804	50,935
Provision for income taxes	6,036	741	12,163	4,347

Income from continuing operations	9,448	34,352	18,641	46,588
Loss from discontinued operations, net of income tax provision	—	1,698	—	7,034
Gain on disposal of discontinued operations	—	(794)	—	(794)

Net income	$9,448	$33,448	$18,641	$40,348

Earnings per share – continuing operations:
Basic	$0.29	$1.05	$0.57	$1.44
Diluted	$0.28	$1.05	$0.57	$1.44
Loss per share – discontinued operations:
Basic	$—	$(0.03)	$—	$(0.20)
Diluted	$—	$(0.03)	$—	$(0.20)
Earnings per share – net income:
Basic	$0.29	$1.02	$0.57	$1.24
Diluted	$0.28	$1.02	$0.57	$1.24
Weighted average number of shares outstanding:
Basic	32,832	31,629	32,554	31,585
Diluted	33,369	31,629	32,892	31,585
Dividends paid per share:	$0.08	$1.31	$0.15	$1.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$9,448	$33,448	$18,641	$40,348

Other comprehensive income:
Foreign currency adjustments	—	5,078	—	4,904

Total other comprehensive income	—	5,078	—	4,904

Comprehensive income	$9,448	$38,526	$18,641	$45,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Operating
Net income	$18,641	$40,348
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,151	9,455
Deferred income taxes	1,334	(1,884)
(Gain) loss on disposal of fixed assets	(31)	490
Loss (gain) on disposal of Americas data assets	1,081	(23,171)
Gain on disposal of discontinued operations	—	(794)
Non-cash share-based compensation	2,110	3,930
Loss on intercompany foreign exchange transactions	—	56
Excess tax (benefit) deficiency associated with share-based payments	(753)	504
Changes in assets and liabilities:
Receivables	(10,080)	(3,860)
Other current assets	(849)	1,933
Other noncurrent assets	(16)	(44)
Accounts payable	(104)	198
Accrued liabilities	(2,570)	3,252

Net cash provided by operating activities	14,914	30,413

Investing
Purchase of equipment	(5,267)	(7,982)
Proceeds from sale of equipment	33	28
Proceeds from disposition of discontinued operations, net of transaction costs	—	9,709
Proceeds from disposition of Americas data assets, net of transaction costs	—	37,092
(Increase) decrease in restricted cash	(220)	837

Net cash (used for) provided by investing activities	(5,454)	39,684

Financing
Proceeds from the exercise of stock options	7,720	220
Restricted shares withheld to cover employee taxes paid	(477)	(365)
Dividends paid	(4,925)	(42,650)
Payments made for repurchase of common stock	—	(1,565)
Excess tax benefit (deficiency) associated with share-based payments	753	(504)

Net cash provided by (used for) financing activities	3,071	(44,864)
Effect of exchange rate changes on cash	—	6
Net increase in cash and cash equivalents	12,531	25,239

Cash and cash equivalents — Beginning	77,004	31,479

Cash and cash equivalents — End	$89,535	$56,718
Supplemental disclosure of cash flow information:
Cash paid for taxes	$14,261	$1,187
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of equipment	$621	$1,122

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Changes in Presentation — On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the condensed consolidated statements of income and in the condensed consolidated balance sheets as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the condensed consolidated statements of income and in the condensed consolidated balance sheets. Refer to Note 9, “Business Disposition,” for more information regarding the sale of the global data business.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At June 30, 2014, the Company had $37.7 million of cash in banks and $51.8 million in three money market mutual funds. At December 31, 2013, the Company had $35.2 million of cash in banks and $41.8 million in three money market mutual funds.

Fair Value Measurements — Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock based upon the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Income from continuing operations	$9,448	$34,352	$18,641	$46,588
Loss from discontinued operations, net of income tax provision	—	1,698	—	7,034
Gain on disposal of discontinued operations	—	(794)	—	(794)

Net income	$9,448	$33,448	$18,641	$40,348
Denominator:
Weighted average common shares outstanding	32,832	31,629	32,554	31,585
Effect of dilutive securities:
Stock options	537	—	338	—

Denominator for diluted earnings per share	33,369	31,629	32,892	31,585
Earnings per share – continuing operations
Basic — as reported	$0.29	$1.05	$0.57	$1.44
Diluted — as reported	$0.28	$1.05	$0.57	$1.44
Loss per share – discontinued operations
Basic — as reported	$—	$(0.03)	$—	$(0.20)
Diluted — as reported	$—	$(0.03)	$—	$(0.20)
Earnings per share – net income
Basic — as reported	$0.29	$1.02	$0.57	$1.24
Diluted — as reported	$0.28	$1.02	$0.57	$1.24

Outstanding share-based awards of 0.6 million, 4.3 million, 1.5 million and 4.3 million were outstanding during the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million and $0.2 million for the three months and six months ended June 30, 2014, respectively. The undistributed losses allocable to participating securities were $9.3 million and $2.4 million for the three months and six months ended June 30, 2013, respectively.

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

The amount of non-cash share-based expense recorded in the three months ended June 30, 2014 and 2013 was $1.1 million and $2.0 million, respectively. The amount of non-cash share-based expense recorded in the six months ended June 30, 2014 and 2013 was $2.1 million and $3.9 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. Refer to Note 5, “Stock Options and Non-Vested Shares.”

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

Foreign Currency Translation — As a result of the sale of the global data business, the Company now operates substantially within the United States and is no longer exposed to any material foreign currency risk.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial position, results of operations or cash flows.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 39.0% and 39.5% for the three and six months ended June 30, 2014, compared to 2.1% and 8.5% for the same respective periods last year.

The difference in the effective tax rate for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is due primarily to the tax impact of the sale of the data business in the prior year.

The Company has recorded a valuation allowance against the capital loss created by the sale of its global data business and the Illinois EDGE Credit. The Company believes it is more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees, officers and independent contractors of the Company. In 2007, the Company adopted the 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2014, the Company had granted a total of 2.1 million options and 0.5 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.7 million shares, representing approximately 5.0% of the Company’s outstanding common stock as of June 30, 2014, remained available for additional grants under the 2007 Plan.

The Company records non- cash share-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended June 30, 2014, the Company did not grant any options. During the six months ended June 30, 2014, the Company granted less than 0.1 million options at a weighted average exercise price of $13.86. During the three months ended June 30, 2013, the Company did not grant any options. During the six months ended June 30, 2013, the Company granted 0.7 million options at a weighted average exercise price of $3.40.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Expected life	7.2 years	7.3 years
Risk-free interest rate	2.08%	1.30%
Expected dividends	2.10%	—
Volatility	60.0%	45.0%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the six months ended June 30, 2014 and 2013 was $6.90 and $1.64, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2014 and 2013 was approximately $0.7 million and $0.8 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $3.0 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes activity under the Company’s stock option plan for the six months ended June 30, 2014:

	Shares (000)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Term (yrs)
Options outstanding — January 1, 2014	2,991	$12.91
Granted	40	13.86
Exercised	(739)	10.51
Cancelled	(221)	20.08

Options outstanding — June 30, 2014	2,071	$13.03	$6,137	5.46
Vested or expected to vest — June 30, 2014	2,057	$13.09	$5,995	5.44
Exercisable — June 30, 2014	1,523	$16.07	$1,039	4.37

The unrecognized compensation cost associated with options outstanding at June 30, 2014 and December 31, 2013 was $1.4 million and $1.7 million, respectively. The weighted average remaining term that the compensation will be recorded was 2.2 years and 2.1 years as of June 30, 2014 and December 31, 2013, respectively.

Non-vested Shares

During the three and six months ended June 30, 2014, the Company granted 0.1 million and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. During the three and six months ended June 30, 2013, the Company granted 0.2 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2014 is as follows:

	Shares (000)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested shares outstanding — January 1, 2014	477	$9.66
Granted	192	13.12
Vested	(152)	10.59
Cancelled	—	—

Non-vested shares outstanding — June 30, 2014	517	$10.67	$7,171
Non-vested shares vested or expected to vest — June 30, 2014	483	$10.67	$6,696

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $13.87 on June 30, 2014. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at June 30, 2014 and December 31, 2013 was $4.6 million and $3.9 million, respectively. The weighted average remaining term that the compensation will be recorded was 2.1 years and 1.7 years as of June 30, 2014 and December 31, 2013, respectively.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of June 30, 2014 and December 31, 2013 was as follows:

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$51,829	$—	$—	$51,829

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$41,827	$—	$—	$41,827

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility at any time during the year ended December 31, 2013 or during the six months ended June 30, 2014. As of June 30, 2014, the Company is currently in compliance with all of the covenants of the credit facility agreement.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no balances of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014. Changes in the balance of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are summarized in the following table:

	June 30, 2013
(In thousands)	Three Months Ended	Six Months Ended
Beginning balance	$(5,078)	$(4,904)

Other comprehensive income (loss) before reclassifications	145	(29)
Less: Amounts reclassified from AOCI
Foreign currency adjustments	(4,933)	(4,933)

Net other comprehensive income	5,078	4,904

Ending balance	$—	$—

9. BUSINESS DISPOSITION

On April 30, 2013, the Company sold its global data business to GTT and, as a result, no longer provides data services. The transaction consisted of the Americas, EMEA and APAC reporting units’ data assets and liabilities. The Americas reporting unit of the global data business did not qualify for discontinued operations because it did not constitute a separate component of the Company. The data activity associated with the Americas reporting unit is reported in continuing operations in the consolidated statements of income and consolidated balance sheets. The data activity associated with the EMEA and APAC reporting units is reflected in the consolidated statements of income and in the consolidated balance sheets as discontinued operations. Historical information related to these reporting units has been reclassified accordingly.

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

The Company and GTT disagreed over the amount of certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT. GTT claimed that the Company owed GTT $3.8 million. The Company, however, believed that GTT owed the Company $1.1 million. During the first quarter of 2014, the parties tentatively agreed to resolve their differences with respect to the post-closing adjustments to the purchase price in a manner that would require neither party to make a payment to the other and would waive all other claims. As a result of the tentative agreement, the Company reduced other assets by $1.1 million and charged $1.1 million to continuing operations within loss on sale of Americas data assets. Subsequent to the second quarter of 2014, the agreement was finalized. There were no accounting impacts as a result of the final agreement.

Disposition Not Qualifying for Discontinued Operations

        The Americas reporting unit assets, which were sold as part of the sales of the global data business, had an approximate net book value of $14.7 million at the time of the sale. The purchase price allocation of $37.9 million for this portion of the global data business, reflected as of the second quarter ended June 30, 2013, less its net book basis of assets and liabilities yielded a gain from sale of $23.2 million. As a result of a final true up to the purchase price allocation recorded in the fourth quarter ended December 31, 2013, the gain from sale of $23.2 million increased by $5.6 million bringing the cumulative gain to $28.8 million. As a result, the gain on sale of discontinued operations at the second quarter ended June 30, 2013 of $0.8 million decreased $5.6 million to a loss on sale of discontinued operations of $4.8 million at December 31, 2013.

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

The following table displays summarized activity in the Company’s condensed consolidated statements of income for discontinued operations during the three and six months ended June 30, 2013.

	June 30, 2013
(In thousands)	Three Months Ended	Six Months Ended
Revenue	$3,115	$13,493
Operating loss	1,705	6,308
Loss before income taxes	1,698	6,807
Provision for income tax	—	227
Loss from discontinued operations	1,698	7,034
Gain on disposal of discontinued operations	$(794)	$(794)

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

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable carriers and other providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004. Refer to Note 9, “Business Disposition,” for more information regarding the sale of the global data business.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enabled competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We operated in 190 markets as of June 30, 2014 and have signed voice services agreements with major competitive carriers and non-carriers. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

The average rate per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower rate per minute than our current average.

Our service solution incorporates other components beyond switching. In addition to switching, we generally provision trunk circuits between our customers’ switches and our network locations at our own expense and at no direct cost to our customers. We also provide quality of service monitoring, call records and traffic reporting and other services to our customers as part of our service solution. Our per-minute rates are intended to incorporate all of these services.

While generally not seasonal in nature, our voice revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly.

Operating Expense. Operating expense includes network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, loss (gain) on disposal of fixed assets, and loss (gain) on sale of Americas data assets.

Network and Facilities Expense. Our network and facilities expense includes transport capacity, or circuits, signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support our voice services. Prior to the sale of the global data business, our network and facilities expense included transport capacity, or circuits, facility rents and utilities, together with other costs that directly supported our data services. We do not defer or capitalize any costs associated with the start-up of a new point of presence (POP). The start-up of an additional POP can take between three months to six months. During this time, we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our voice traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through January 2026. Additionally, we pay the cost of the utilities for all of our POP locations.

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

General and Administrative Expense. General and administrative expense consists primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services. Professional services principally consist of outside legal, audit, and tax service fees and may occasionally include consulting and transaction costs.

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

(Gain) loss on Disposal of Assets. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Loss (gain) on sale of Americas Data Assets. The global data business was sold in 2013 and as a result, a gain of $23.2 million was recorded that related to the disposal of the Americas data assets. During the first quarter of 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with GTT. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Other Expense (Income). Other expense (income) includes interest expense and income.

Provision for Income Taxes. Income tax provision includes United States federal, state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 11, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2014.

Results of Operations

The following table sets forth our results of continuing operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue	$54,881	$53,449	$111,098	$112,737
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	23,129	24,053	48,019	48,689
Operations	7,202	7,508	14,509	15,306
Sales and marketing	818	1,526	1,494	3,560
General and administrative	5,254	4,535	9,054	9,034
Depreciation and amortization	3,010	3,699	6,151	8,212
(Gain) loss on disposal of fixed assets	(31)	223	(31)	223
Loss (gain) on disposal of Americas data assets	—	(23,171)	1,081	(23,171)

Total operating expense	39,382	18,373	80,277	61,853

Income from operations	15,499	35,076	30,821	50,884
Total other expense (income)	15	(17)	17	(51)
Income from continuing operations before income taxes	15,484	35,093	30,804	50,935
Provision for income taxes	6,036	741	12,163	4,347
Income from continuing operations	9,448	34,352	18,641	46,588
Loss from discontinued operations, net of income tax provision	—	1,698	—	7,034
Gain on disposal of discontinued operations	—	(794)	—	(794)

Net income	$9,448	$33,448	$18,641	$40,348

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only the one month ended April 30, 2013 within the results for the three months ended June 30, 2013. The results of operations for the three months ended June 30, 2014 do not include any such data activity. The sale of the Americas reporting unit of the global data business did not qualify for discontinued operations treatment and therefore was reflected in continuing operations in the condensed consolidated statement of income.

Revenue. Revenue increased to $54.9 million in the three months ended June 30, 2014 from $53.4 million in the three months ended June 30, 2013, representing an increase of 2.8%. The data revenue generated by our Americas reporting unit for the month ended April 30, 2013 was $3.6 million. Excluding data revenue, revenue from continuing operations increased $5.1 million, representing an increase of 10.2%.

The increase in voice revenue is primarily due to an increase in minutes of use to 33.9 billion minutes in the three months ended June 30, 2014, compared to 29.4 billion minutes in the three months ended June 30, 2013, an increase of 15.3%. Offsetting the increase in minutes, the average rate per minute decreased to $0.00162 for the three months ended June 30, 2014 from $0.00169 for the three months ended June 30, 2013, a decrease of 4.1%.

Operating Expenses. Operating expenses for the three months ended June 30, 2014 of $39.4 million increased $21.0 million, or 114.1%, from $18.4 million for the three months ended June 30, 2013. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses decreased to $23.1 million in the three months ended June 30, 2014, or 42.1% of revenue, from $24.1 million in the three months ended June 30, 2013, or 45.1% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the month ended April 30, 2013 were $1.6 million. Excluding these data costs, the network expenses increased $0.6 million which was primarily due to an increase in minute volumes.

Operations Expenses. Operations expenses decreased to $7.2 million in the three months ended June 30, 2014, or 13.1% of revenue, from $7.5 million in the three months ended June 30, 2013, or 14.0% of revenue. The decrease of $0.3 million in our operations expenses for the three months ended June 30, 2014 primarily resulted from a decrease in payroll and other benefits expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $0.8 million in the three months ended June 30, 2014, or 1.5% of revenue, compared to $1.5 million in the three months ended June 30, 2013, or 2.8% of revenue. The sales and marketing expenses generated by our Americas reporting unit for the month ended April 30, 2013 were $0.6 million. Excluding these data costs, the sales and marketing expenses decreased $0.1 million.

General and Administrative Expense. General and administrative expense increased to $5.3 million in the three months ended June 30, 2014, or 9.7% of revenue, compared with $4.5 million in the three months ended June 30, 2013, or 8.4% of revenue. The increase of $0.8 million in general and administrative expense for the three months ended June 30, 2014 primarily resulted from a $1.1 million increase in bad debt reserve offset by a $0.3 million decrease in payroll and other benefits expenses. The increase in bad debt expense related to reserves established for various customers’ doubtful accounts receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.0 million in the three months ended June 30, 2014, or 5.5% of revenue, compared to $3.7 million in the three months ended June 30, 2013, or 6.9% of revenue. The decrease of $0.7 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets as a result of the sale of the Americas data assets.

(Gain) loss on Disposal of Fixed Assets. Gain on disposal of fixed assets was less than $0.1 million for the three months ended June 30, 2014, compared to a loss on disposal of fixed assets of $0.2 million for the three months ended June 30, 2013. Certain network switching equipment was disposed of during the second quarter of 2013 which resulted in a loss, whereas we received proceeds on the sale of fixed assets during the second quarter of 2014 which resulted in a gain.

Loss (gain) on Disposal of Americas Data Assets. Gain on disposition of Americas data assets was $23.2 million for the three months ended June 30, 2013.

Other Expense (Income). Other expense (income) was less than $0.1 million for each of the three months ended June 30, 2014 and 2013.

Provision for Income Taxes. Provision for income taxes of $6.0 million for the three months ended June 30, 2014 reflected an increase of $5.3 million, compared to $0.7 million for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was 39.0% and 2.1%, respectively. The difference in the effective tax rate for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is due primarily to the tax impact of the sale of the data business in the prior year.

Income from Continuing Operations. We had income from continuing operations before income taxes of $15.5 million for the three months ended June 30, 2014, compared with income from continuing operations before income taxes of $35.1 million for the three months ended June 30, 2013. After taxes, we had income from continuing operations of $9.4 million, or $ 0.28 per diluted share, for the three months ended June 30, 2014, compared to income from continuing operations of $34.4 million, or $1.05 per diluted share, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only the four months ended April 30, 2013 within the results for the six months ended June 30, 2013. The results of operations for the six months ended June 30, 2014 do not include any such data activity. The sale of the Americas reporting unit of the global data business did not qualify for discontinued operations treatment and therefore was reflected in continuing operations in the condensed consolidated statement of income.

Revenue. Revenue decreased to $111.1 million in the six months ended June 30, 2014 from $112.7 million in the six months ended June 30, 2013, representing a decrease of 1.4%. The data revenue generated by our Americas reporting unit for the four months ended April 30, 2013 was $12.3 million. Excluding data revenue, revenue from continuing operations increased $10.7 million, representing an increase of 10.7%.

The increase in voice revenue is primarily due to an increase in minutes of use to 67.0 billion minutes in the six months ended June 30, 2014, compared to 60.1 billion minutes in the six months ended June 30, 2013, an increase of 11.5%. Slightly offsetting the increase in minutes, the average rate per minute decreased to $0.00166 for the six months ended June 30, 2014 from $0.00167 for the six months ended June 30, 2013, a decrease of 0.6%.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 of $80.3 million increased $18.4 million, or 29.7%, from $61.9 million for the six months ended June 30, 2013. The components of operating expenses are discussed further below.

        Network and Facilities Expenses. Network and facilities expenses decreased to $48.0 million in the six months ended June 30, 2014, or 43.2% of revenue, from $48.7 million in the six months ended June 30, 2013, or 43.2% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $3.4 million. Excluding these data costs, the network expenses increased $2.7 million which was primarily due to an increase in minute volumes, along with changes in the mix of voice services that we provide.

Operations Expenses. Operations expenses decreased to $14.5 million in the six months ended June 30, 2014, or 13.1% of revenue, from $15.3 million in the six months ended June 30, 2013, or 13.6% of revenue. The decrease of $0.8 million in our operations expenses for the six months ended June 30, 2014 primarily resulted from a decrease in payroll and other benefits expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $1.5 million in the six months ended June 30, 2014, or 1.4% of revenue, compared to $3.6 million in the six months ended June 30, 2013, or 3.2% of revenue. The sales and marketing expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $1.4 million. Excluding these data costs, the sales and marketing expenses decreased by $0.7 million which was primarily due to lower payroll and other benefits expenses.

General and Administrative Expense. General and administrative expense increased to $9.1 million in the six months ended June 30, 2014, or 8.2% of revenue, compared with $9.0 million in the six months ended June 30, 2013, or 8.0% of revenue. The increase of $0.1 million in our general and administrative expenses for the six months ended June 30, 2014 primarily resulted from a $1.1 million increase in bad debt reserve offset by a $0.5 million decrease in payroll- related expenses and a $0.5 million decrease in professional fees. The increase in bad debt expense related to reserves established for various customers’ doubtful accounts receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $6.2 million in the six months ended June 30, 2014, or 5.6% of revenue, compared to $8.2 million in the six months ended June 30, 2013, or 7.3% of revenue. The decrease of $2.0 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets as a result of the sale of the Americas data assets.

(Gain) loss on Disposal of Fixed Assets. Gain on disposal of fixed assets was less than $0.1 million for the six months ended June 30, 2014, compared to a loss on disposal of fixed assets of $0.2 million for the six months ended June 30, 2013. Certain network switching equipment was disposed of during the first six months of 2013 which resulted in a loss, whereas we received proceeds on the sale of fixed assets during the first six months of 2014 which resulted in a gain.

Loss (gain) on sale of Americas Data Assets. During the six months ended June 30, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with GTT, compared to a gain of $23.2 million for the six months ended June 30, 2013. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Other Expense (Income). Other expense (income) was less than $0.1 million for each of the six months ended June 30, 2014 and 2013.

Provision for Income Taxes. Provision for income taxes of $12.2 million for the six months ended June 30, 2014 reflected an increase of $7.9 million, compared to $4.3 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and 2013 was 39.5% and 8.5%, respectively. The difference in the effective tax rate for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is due primarily to the tax impact of the sale of the data business in the prior year.

Income from Continuing Operations. We had income from continuing operations before income taxes of $30.8 million for the six months ended June 30, 2014, compared with income from continuing operations before income taxes of $50.9 million for the six months ended June 30, 2013. After taxes, we had income from continuing operations of $18.6 million, or $0.57 per diluted share, for the six months ended June 30, 2014, compared to income from continuing operations of $46.6 million, or $1.44 per diluted share, for the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, we had $89.5 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2013, we had $77.0 million in cash and cash equivalents and $0.1 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows provided by operating activities	$14,914	$30,413
Cash flows (used for) provided by investing activities	(5,454)	39,684
Cash flows provided by (used for) financing activities	3,071	(44,864)

Cash flows from operating activities

Net cash provided by operating activities was $14.9 million for the first six months of 2014, compared to $30.4 million for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The decrease in operating cash flow reflected an increase in accounts receivable offset by a decline in net income resulting from the sale of the business in 2013 as well as a decrease in accrued liabilities.

Cash flows from investing activities

Net cash used for investing activities was $5.5 million for the first six months of 2014, compared to net cash provided by investing activities of $39.7 million for the same period last year. The change in cash flows from investing activities was primarily a result of the sale of our global data business in 2013. Additionally, we reduced the amount of equipment purchased to support the voice business.

In 2014, capital expenditures are expected to be approximately $10.0 million to $12.0 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash provided by financing activities was $3.1 million for the first six months of 2014, compared to net cash used for financing activities of $44.9 million for the same period last year. The changes in cash flows used for financing activities primarily relate to changes in dividend payments as well as exercises of stock options and repurchases of common stock. During the second quarter of 2013, we paid regular dividends and special dividends of $1.25 and $0.06 per outstanding share of common stock, or $42.7 million in aggregate, compared to 2014 in which we paid only regular quarterly dividends totaling $4.9 million. During the first six months of 2013, we also repurchased approximately 0.3 million common shares at an average price of $5.80 per share, for a total cost of $1.6 million. We purchased the common shares using cash on hand. Lastly, we received $7.7 million of cash in the first six months of 2014 due to the exercise of stock options, compared to $0.2 million in the same period last year.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.08 per outstanding share of our common stock. With respect to the regular quarterly dividend, the expected future use of cash on an annualized basis would be approximately $9.9 million based upon a full-year dividend rate of $0.30 per share and the June 30, 2014 outstanding common stock share balance of approximately 33.1 million.

Investments

As of June 30, 2014, we had $51.8 million in cash and cash equivalents invested in three money market mutual funds. As of December 31, 2013, we had $41.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three and six months ended June 30, 2014 and 2013.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $89.9 million at June 30, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2014, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

Foreign Currency

As a result of the sale of the global data business, the Company now operates substantially within the United States and is no longer exposed to any material foreign currency risk.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of June 30, 2014, there had been no material change in this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	Second Amendment to Employment Agreement, dated May 8, 2014, by and between the Company and G. Edward Evans, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on May 8, 2014 and incorporated herein by reference.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELIQUENT, INC.

Date: July 25, 2014	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2014	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)