Form 10-Q
period 2014-09-30
Inteliquent, Inc.
filed 2014-10-30
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, 33,115,097 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$99,376	$77,004
Receivables — net of allowance of $2,238 and $900, respectively	31,300	22,200
Deferred income taxes-current	1,037	720
Prepaid expenses	3,020	2,375
Other current assets	1,591	1,977
Total current assets	136,324	104,276
Property and equipment—net	22,617	25,815
Restricted cash	345	125
Deferred income taxes-noncurrent	4,833	5,495
Other assets	1,324	1,534
Total assets	$165,443	$137,245
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,682	$2,176
Accrued liabilities:
Taxes payable	2,965	2,437
Circuit cost	9,058	8,987
Rent	2,046	2,071
Payroll and related items	4,603	3,079
Other	1,041	1,674
Total current liabilities	21,395	20,424
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013,	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,118 shares and 32,215 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	33	32
Less treasury stock, at cost; 3,351 shares at September 30, 2014 and December 31, 2013	(51,668)	(51,668)
Additional paid-in capital	212,698	203,989
Accumulated deficit	(17,015)	(35,532)
Total shareholders’ equity	144,048	116,821
Total liabilities and shareholders' equity	$165,443	$137,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$54,045	$50,396	$165,143	$163,133
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	23,016	22,027	71,035	70,716
Operations	7,432	7,182	21,941	22,488
Sales and marketing	1,048	1,090	2,542	4,650
General and administrative	3,645	6,071	12,699	15,105
Depreciation and amortization	2,985	3,293	9,136	11,505
Loss (gain) on disposal of assets	2	3	(29)	226
Loss (gain) on sale of Americas data assets	—	—	1,081	(23,171)
Total operating expense	38,128	39,666	118,405	101,519
Income from operations	15,917	10,730	46,738	61,614
Other expense (income):
Interest expense (income)	18	(1)	37	(53)
Other expense (income)	—	4	(2)	5
Total other expense (income)	18	3	35	(48)
Income from continuing operations before income taxes	15,899	10,727	46,703	61,662
Provision for income taxes	6,123	4,177	18,286	8,524
Income from continuing operations	9,776	6,550	28,417	53,138
Loss from discontinued operations, net of income tax provision	—	68	—	7,102
Loss (gain) on disposal of discontinued operations	—	11	—	(783)
Net income	$9,776	$6,471	$28,417	$46,819
Earnings per share - continuing operations:
Basic	$0.30	$0.20	$0.87	$1.64
Diluted	$0.29	$0.20	$0.86	$1.63
Loss per share - discontinued operations:
Basic	$—	$—	$—	$(0.20)
Diluted	$—	$—	$—	$(0.19)
Earnings per share - net income:
Basic	$0.30	$0.20	$0.87	$1.45
Diluted	$0.29	$0.20	$0.86	$1.44
Weighted average number of shares outstanding:
Basic	33,115	32,262	32,743	32,344
Diluted	33,343	32,557	33,033	32,548
Dividends paid per share:	$0.15	$0.06	$0.30	$1.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net income	$9,776	$6,471	$28,417	$46,819
Other comprehensive income:
Foreign currency adjustments	—	—	—	4,904
Total other comprehensive income	—	—	—	4,904
Comprehensive income	$9,776	$6,471	$28,417	$51,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Operating
Net income	$28,417	$46,819
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,136	12,747
Deferred income taxes	345	(1,934)
(Gain) loss on disposal of fixed assets	(29)	493
Loss (gain) on disposal of Americas data assets	1,081	(23,171)
Gain on disposal of discontinued operations	—	(783)
Non-cash share-based compensation	3,268	5,169
Gain on intercompany foreign exchange transactions	—	56
Excess tax (benefit) deficiency associated with share-based payments	(896)	982
Changes in assets and liabilities:
Receivables	(9,100)	(3,636)
Other current assets	(1,340)	1,340
Other noncurrent assets	210	(147)
Accounts payable	(162)	(739)
Accrued liabilities	(138)	3,552
Net cash provided by operating activities	30,792	40,748
Investing
Purchase of equipment	(6,279)	(9,906)
Proceeds from sale of equipment	41	28
Proceeds from disposition of discontinued operations, net of transaction costs	—	9,698
Proceeds from disposition of Americas data assets, net of transaction costs	—	37,092
(Increase) decrease in restricted cash	(220)	837
Net cash (used for) provided by investing activities	(6,458)	37,749
Financing
Proceeds from the exercise of stock options	7,728	279
Restricted shares withheld to cover employee taxes paid	(686)	(508)
Dividends paid	(9,900)	(44,145)
Payments made for repurchase of common stock	—	(1,565)
Excess tax benefit (deficiency) associated with share-based payments	896	(982)
Net cash used for financing activities	(1,962)	(46,921)
Effect of exchange rate changes on cash	—	6
Net increase in cash and cash equivalents	22,372	31,582
Cash and cash equivalents — Beginning	77,004	31,479
Cash and cash equivalents — End	$99,376	$63,061
Supplemental disclosure of cash flow information:
Cash paid for taxes	$20,053	$6,070
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of equipment	$1,410	$1,372

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, the condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The condensed consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At September 30, 2014, the Company had $37.5 million of cash in banks and $61.8 million in three money market mutual funds. At December 31, 2013, the Company had $35.2 million of cash in banks and $41.8 million in three money market mutual funds.

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

Earnings (Loss) per Share — Basic earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares and participating securities outstanding adjusted by the number of additional shares that would have been outstanding during the period had the potentially dilutive securities been issued. Because the Company has capital that is made up of both common shares and participating securities (non-vested shares), it is required to utilize the two-class method to calculate basic and diluted earnings (loss) per share. During the nine months periods ended September 30, 2013, the Company distributed more cash, in the form of a dividend, than its current earnings for these periods, which resulted in negative undistributed earnings.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock based upon the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Income from continuing operations	$9,776	$6,550	$28,417	$53,138
Loss from discontinued operations, net of income tax provision	—	68	—	7,102
Loss (gain) on disposal of discontinued operations	—	11	—	(783)
Net income	$9,776	$6,471	$28,417	$46,819
Denominator:
Weighted average common shares outstanding	33,115	32,262	32,743	32,344
Effect of dilutive securities:
Stock options	228	295	290	204
Denominator for diluted earnings per share	33,343	32,557	33,033	32,548
Earnings per share - continuing operations
Basic - as reported	$0.30	$0.20	$0.87	$1.64
Diluted - as reported	$0.29	$0.20	$0.86	$1.63
Loss per share - discontinued operations
Basic - as reported	$—	$—	$—	$(0.20)
Diluted - as reported	$—	$—	$—	$(0.19)
Earnings per share - net income
Basic - as reported	$0.30	$0.20	$0.87	$1.45
Diluted - as reported	$0.29	$0.20	$0.86	$1.44

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of $1.5 million for both the three and nine months ended September 30, 2014 were considered antidilutive. Outstanding share-based awards of $2.4 million for both the three and nine months ended September 30, 2013 were considered antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million and $0.3 million for the three months and nine months ended September 30, 2014, respectively. The undistributed earnings allocable to participating securities were $0.1 million and less than $0.1 million for the three months and nine months ended September 30, 2013, respectively.

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

The amount of non-cash share-based expense recorded in the three months ended September 30, 2014 and 2013 was $1.2 million and $1.3 million, respectively. The amount of non-cash share-based expense recorded in the nine months ended September 30, 2014 and 2013 was $3.3 million and $5.2 million, respectively.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to assess, at each annual and interim reporting period, the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. The ASU is effective for the year ended December 31, 2016, with early adoption permitted. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s consolidated financial statements or disclosures.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 38.5% and 39.2% for the three and nine months ended September 30, 2014, compared to 38.9% and 13.8% for the same respective periods last year.

The difference in the effective tax rate for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is due primarily to the tax impact of the sale of the data business in the prior year.

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

5. STOCK OPTIONS AND NON-VESTED SHARES

In 2003, the Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options and non-vested shares to eligible employees and officers of the Company. In 2007, the Company adopted the 2007 Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2014, the Company had granted a total of 2.1 million options and 0.5 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.6 million shares, representing approximately 5.0% of the Company’s outstanding common stock as of September 30, 2014, remained available for additional grants under the 2007 Plan.

The Company records non-cash share-based compensation expense in connection with any grant of options and non-vested shares to its employees. The Company calculates the expense associated with its stock options and non-vested shares by determining the fair value of the options and non-vested shares.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended September 30, 2014, the Company did not grant any options. During the nine months ended September 30, 2014, the Company granted less than 0.1 million options at a weighted average exercise price of $13.86. During the three months ended September 30, 2013, the Company did not grant any options. During the nine months ended September 30, 2013, the Company granted 0.7 million options at a weighted average exercise price of $3.40.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2014 and September 30, 2013:

	September 30,	September 30,
	2014	2013
Expected life	7.2 years	7.3 years
Risk-free interest rate	2.1%	1.3%
Expected dividends	2.1%	0.0%
Volatility	60.0%	45.0%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the nine months ended September 30, 2014 and 2013 was $6.90 and $1.64, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2014 and 2013 was approximately $0.9 million and $2.2 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $3.0 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes activity under the Company’s stock option plan for the nine months ended September 30, 2014:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2014	2,991	$12.91
Granted	40	13.86
Exercised	(739)	10.51
Cancelled	(221)	20.08
Options outstanding — September 30, 2014	2,071	$13.03	$5,095	5.21
Vested or expected to vest — September 30, 2014	2,058	$13.08	$4,990	5.19
Exercisable — September 30, 2014	1,547	$15.98	$783	4.16

The unrecognized compensation cost associated with options outstanding at September 30, 2014 and December 31, 2013 was $1.2 million and $1.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 2.1 years as of September 30, 2014 and December 31, 2013, respectively.

Non-vested Shares

During the three and nine months ended September 30, 2014, the Company granted less than 0.1 million and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. During the three and nine months ended September 30, 2013, the Company granted less than 0.1 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2014 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2014	477	$9.66
Granted	216	12.82
Vested	(234)	10.12
Cancelled	—	—
Non-vested shares outstanding — September 30, 2014	459	$10.91	$5,715
Non-vested shares vested or expected to vest —September 30, 2014	429	$10.91	$5,341

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $12.45 on September 30, 2014. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $3.9 million at both September 30, 2014 and December 31, 2013. The weighted average remaining term that the compensation will be recorded was 2.0 years and 1.7 years as of September 30, 2014 and December 31, 2013, respectively.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of September 30, 2014 and December 31, 2013 was as follows:

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$61,831	$—	$—	$61,831

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$41,827	$—	$—	$41,827

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility at any time during the year ended December 31, 2013 or during the nine months ended September 30, 2014. As of September 30, 2014, the Company is currently in compliance with all of the covenants of the credit facility agreement.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no balances of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014. Changes in the balance of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are summarized in the following table:

	September 30, 2013
	Three Months	Nine Months
(In thousands)	Ended	Ended
Beginning balance	$—	$(4,904)
Other comprehensive loss before reclassifications	—	(29)
Less: Amounts reclassified from AOCI
Foreign currency adjustments	—	(4,933)
Net other comprehensive income	—	4,904
Ending balance	$—	$—

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

The Company and GTT disagreed over the amount of certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT. GTT claimed that the Company owed GTT $3.8 million. The Company, however, believed that GTT owed the Company $1.1 million. During the three months ended March 31, 2014, the parties tentatively agreed to resolve their differences with respect to the post-closing adjustments to the purchase price in a manner that would require neither party to make a payment to the other and would waive all other claims. As a result of the tentative agreement, the Company reduced other assets by $1.1 million and charged $1.1 million to continuing operations within loss on sale of Americas data assets. During the three months ended September 30, 2014, the agreement was finalized. There were no accounting impacts as a result of the final agreement.

Disposition Not Qualifying for Discontinued Operations

The Americas reporting unit assets, which were sold as part of the sale of the global data business, had an approximate net book value of $14.7 million at the time of the sale. The purchase price allocation of $37.9 million for this portion of the global data business, reflected as of June 30, 2013, less its net book basis of assets and liabilities yielded a gain from sale of $23.2 million. As a result of a final true-up to the purchase price allocation recorded in the three months ended December 31, 2013, the gain from sale of $23.2 million increased by $5.6 million, bringing the cumulative gain to $28.8 million. As a result, the gain on sale of discontinued operations at June 30, 2013 of $0.8 million decreased $5.6 million to a loss on sale of discontinued operations of $4.8 million at December 31, 2013.

Discontinued Operations

The net book basis of the assets and liabilities for the EMEA and APAC reporting units of the global data business at the date of sale was approximately $10.1 million. In addition, the Company was entitled to approximately $1.0 million of cash that remained with the EMEA and APAC reporting units of the global data business at the time of the transaction. The purchase price allocation of $4.3 million for this portion of the global data business plus the additional $1.0 million of cash yielded a loss on the sale from discontinued operations of $4.8 million.

The following table displays summarized activity in the Company’s condensed consolidated statements of income for discontinued operations during the three and nine months ended September 30, 2013.

	September 30, 2013
	Three Months	Nine Months
(In thousands)	Ended	Ended
Revenue	$—	$13,493
Operating loss	68	6,376
Loss before income taxes	68	6,875
Provision for income tax	—	227
Loss from discontinued operations	68	7,102
Loss (gain) on disposal of discontinued operations	$11	$(783)

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

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. For a further discussion on the FCC’s order, see “Regulatory Treatment of Certain Intercarrier Compensation” below.

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

We founded our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our services, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enabled competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy. We operated in 190 markets as of September 30, 2014 and have signed voice services agreements with major competitive carriers and non-carriers. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

Regulatory Treatment of Certain Intercarrier Compensation.  We receive intercarrier compensation from long distance carriers when we receive terminating access traffic from those carriers.  The intercarrier compensation we receive is based on either agreements we have with the respective carriers or rates set forth in our tariffs.

Along with addressing other matters, on November 18, 2011, the FCC issued an order establishing an intercarrier compensation framework for terminating switched access traffic.  Under the framework, when an end user subscribes to a local carrier’s services, most intercarrier compensation that the local carrier receives from long distance carriers for terminating access traffic will be reduced to zero over a transition period which began on July 1, 2012 and culminates on July 1, 2018.

Where a carrier only provides the terminating tandem access service, or intermediate interconnection between the long distance carrier and the terminating local carrier, the tandem provider’s rates are not reduced to zero under the FCC’s November 18, 2011 order.  However, under the FCC’s order, the intercarrier compensation that the tandem carrier receives for terminating this access traffic was capped at the interstate rate in effect as of July 1, 2013.

We provide terminating access services in both of the manners described above.  We earn the majority of our terminating access service revenue from providing intermediate terminating tandem access service, as opposed to providing terminating service for traffic bound for end users that we serve.   Several states, industry groups, and other telecommunications carriers have filed petitions in federal court for reconsideration of the framework with the FCC, although the outcome of those petitions is unpredictable.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the circuits utilized by us to connect to our customers. As our voice traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through March 2026. Additionally, we pay the cost of the utilities for all of our POP locations.

Operations Expense. Operations expense includes payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, software licenses, property taxes, property insurance, professional fees and supplies.

Sales and Marketing Expense. Sales and marketing expense represents the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expense. General and administrative expense consists primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments as well as fees for professional services and bad debt expense. Professional services principally consist of outside legal, audit, and tax service fees and may occasionally include consulting and transaction costs.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the Securities and Exchange Commission on March 11, 2014, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2014.

Results of Operations

The following table sets forth our results of continuing operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Revenue	$54,045	$50,396	$165,143	$163,133
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	23,016	22,027	71,035	70,716
Operations	7,432	7,182	21,941	22,488
Sales and marketing	1,048	1,090	2,542	4,650
General and administrative	3,645	6,071	12,699	15,105
Depreciation and amortization	2,985	3,293	9,136	11,505
Loss (gain) on disposal of assets	2	3	(29)	226
Loss (gain) on sale of Americas data assets	—	—	1,081	(23,171)
Total operating expense	38,128	39,666	118,405	101,519
Income from operations	15,917	10,730	46,738	61,614
Total other expense (income)	18	3	35	(48)
Income from continuing operations before income taxes	15,899	10,727	46,703	61,662
Provision for income taxes	6,123	4,177	18,286	8,524
Income from continuing operations	9,776	6,550	28,417	53,138
Loss from discontinued operations, net of income tax provision	—	68	—	7,102
Loss (gain) on disposal of discontinued operations	—	11	—	(783)
Net income	$9,776	$6,471	$28,417	$46,819

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. Revenue increased to $54.0 million in the three months ended September 30, 2014 from $50.4 million in the three months ended September 30, 2013, representing an increase of 7.1%.

The increase in voice revenue is primarily due to an increase in minutes of use to 34.6 billion minutes in the three months ended September 30, 2014, compared to 30.4 billion minutes in the three months ended September 30, 2013, an increase of 13.8%. Offsetting the increase in minutes, the average rate per minute decreased to $0.00156 for the three months ended September 30, 2014 from $0.00165 for the three months ended September 30, 2013, a decrease of 5.5%.

Operating Expenses. Operating expenses for the three months ended September 30, 2014 of $38.1 million decreased $1.6 million, or 4.0%, from $39.7 million for the three months ended September 30, 2013. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $23.0 million in the three months ended September 30, 2014, or 42.6% of revenue, from $22.0 million in the three months ended September 30, 2013, or 43.7% of revenue. The $1.0 million increase was primarily due to an increase in minute volumes, partially offset by savings from network optimization.

Operations Expenses. Operations expenses increased to $7.4 million in the three months ended September 30, 2014, or 13.7% of revenue, from $7.2 million in the three months ended September 30, 2013, or 14.3% of revenue. The increase of $0.2 million in our operations expenses for the three months ended September 30, 2014 primarily resulted from a non-recurring $0.4 million insurance settlement benefit received in the three months ended September 30, 2013 partially offset by decreases in payroll and other benefits expense in the three months ended September 30, 2014.

Sales and Marketing Expense. Sales and marketing expense decreased to $1.0 million in the three months ended September 30, 2014, or 1.9% of revenue, compared to $1.1 million in the three months ended September 30, 2013, or 2.2% of revenue.  Payroll and other benefits expense decreased approximately $0.4 million, which was almost equally offset by a $0.3 million increase in marketing expenses.

General and Administrative Expense. General and administrative expense decreased to $3.6 million in the three months ended September 30, 2014, or 6.7% of revenue, compared with $6.1 million in the three months ended September 30, 2013, or 12.0% of revenue. The decrease of $2.5 million in general and administrative expense for the three months ended September 30, 2014 primarily resulted from a $2.8 million decrease in professional fees, partially offset by a $0.4 million benefit received in the three months ended September 30, 2013 from a vendor settlement.  The decrease in professional fees was primarily due to special work pertaining to the internal investigation in 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $3.0 million in the three months ended September 30, 2014, or 5.6% of revenue, compared to $3.3 million in the three months ended September 30, 2013, or 6.5% of revenue. The decrease of $0.3 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets due to less capital expenditures.

Loss (gain) on Disposal of Fixed Assets. Loss on disposal of fixed assets was less than $0.1 million for each of the three months ended September 30, 2014 and 2013.

Other Expense (Income). Other expense (income) was less than $0.1 million for each of the three months ended September 30, 2014 and 2013.

Provision for Income Taxes. Provision for income taxes of $6.1 million for the three months ended September 30, 2014 reflected an increase of $1.9 million, compared to $4.2 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was 38.5% and 38.9%, respectively.

Income from Continuing Operations. We had income from continuing operations before income taxes of $15.9 million for the three months ended September 30, 2014, compared with income from continuing operations before income taxes of $10.7 million for the three months ended September 30, 2013. After taxes, we had income from continuing operations of $9.8 million, or $0.29 per diluted share, for the three months ended September 30, 2014, compared to income from continuing operations of $6.6 million, or $0.20 per diluted share, for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only the four months ended April 30, 2013 within the results for the nine months ended September 30, 2013. The results of operations for the nine months ended September 30, 2014 do not include any such data activity. The sale of the Americas reporting unit of the global data business did not qualify for discontinued operations treatment and therefore was reflected in continuing operations in the condensed consolidated statement of income.

Revenue. Revenue increased to $165.1 million in the nine months ended September 30, 2014 from $163.1 million in the nine months ended September 30, 2013, representing an increase of 1.2%. The data revenue generated by our Americas reporting unit for the four months ended April 30, 2013 was $12.3 million. Excluding data revenue, revenue from continuing operations increased $14.3 million, representing an increase of 9.5%.

The increase in voice revenue is primarily due to an increase in minutes of use to 101.7 billion minutes in the nine months ended September 30, 2014, compared to 90.5 billion minutes in the nine months ended September 30, 2013, an increase of 12.4%. Slightly offsetting the increase in minutes, the average rate per minute decreased to $0.00162 for the nine months ended September 30, 2014 from $0.00166 for the nine months ended September 30, 2013, a decrease of 2.4%.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 of $118.4 million increased $16.9 million, or 16.7%, from $101.5 million for the nine months ended September 30, 2013. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $71.0 million in the nine months ended September 30, 2014, or 43.0% of revenue, from $70.7 million in the nine months ended September 30, 2013, or 43.3% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $3.4 million. Excluding these data costs, the network expenses increased $3.7 million, which was primarily due to an increase in minute volumes, partially offset by savings from network optimization.

Operations Expenses. Operations expenses decreased to $21.9 million in the nine months ended September 30, 2014, or 13.3% of revenue, from $22.5 million in the nine months ended September 30, 2013, or 13.8% of revenue. The decrease of $0.6 million in our operations expenses for the nine months ended September 30, 2014 primarily resulted from a decrease in payroll and other benefits expenses.

Sales and Marketing Expense. Sales and marketing expense decreased to $2.5 million in the nine months ended September 30, 2014, or 1.5% of revenue, compared to $4.7 million in the nine months ended September 30, 2013, or 2.9% of revenue. The sales and marketing expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $1.4 million.  Excluding these data costs, the sales and marketing expenses decreased by $0.8 million, which was primarily due to lower payroll and other benefits expenses.

General and Administrative Expense. General and administrative expense decreased to $12.7 million in the nine months ended September 30, 2014, or 7.7% of revenue, compared with $15.1 million in the nine months ended September 30, 2013, or 9.3% of revenue. General and administrative expenses for the nine months ended September 30, 2013 included $2.4 million associated with the Company’s internal investigation.  Additionally, in 2014, there was a $1.0 million increase in bad debt expense related to reserves established for various customers’ doubtful accounts receivable, which was almost fully offset by a $0.9 million decrease in non-cash compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $9.1 million in the nine months ended September 30, 2014, or 5.5% of revenue, compared to $11.5 million in the nine months ended September 30, 2013, or 7.1% of revenue. The decrease of $2.4 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets as a result of the sale of the Americas data assets.

Loss (gain) on Disposal of Fixed Assets. Gain on disposal of fixed assets was less than $0.1 million for the nine months ended September 30, 2014, compared to a loss on disposal of fixed assets of $0.2 million for the nine months ended September 30, 2013. Certain network switching equipment was disposed of during the first nine months of 2013 which resulted in a loss, whereas we received proceeds on the sale of fixed assets during the first nine months of 2014 which resulted in a gain.

Loss (gain) on sale of Americas Data Assets. During the nine months ended September 30, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of our settlement with GTT, compared to a gain of $23.2 million for the nine months ended September 30, 2013. Refer to Note 9 “Business Disposition” for more information regarding the sale of the global data business.

Other Expense (Income). Other expense (income) was less than $0.1 million for each of the nine months ended September 30, 2014 and 2013.

Provision for Income Taxes. Provision for income taxes of $18.3 million for the nine months ended September 30, 2014 reflected an increase of $9.8 million, compared to $8.5 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 39.2% and 13.8%, respectively. The difference in the effective tax rate for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is due primarily to the tax impact of the sale of the global data business in 2013.

Income from Continuing Operations. We had income from continuing operations before income taxes of $46.7 million for the nine months ended September 30, 2014, compared with income from continuing operations before income taxes of $61.7 million for the nine months ended September 30, 2013. After taxes, we had income from continuing operations of $28.4 million, or $0.86 per diluted share, for the nine months ended September 30, 2014, compared to income from continuing operations of $53.1 million, or $1.63 per diluted share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $99.4 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2013, we had $77.0 million in cash and cash equivalents and $0.1 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows provided by operating activities	$30,792	$40,748
Cash flows (used for) provided by investing activities	(6,458)	37,749
Cash flows used for financing activities	(1,962)	(46,921)

Cash flows from operating activities

Net cash provided by operating activities was $30.8 million for the first nine months of 2014, compared to $40.7 million for the same period last year. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The decrease in operating cash flow is primarily due to increase in accounts receivable.

Cash flows from investing activities

Net cash used for investing activities was $6.5 million for the first nine months of 2014, compared to net cash provided by investing activities of $37.7 million for the same period last year. The change in cash flows from investing activities was primarily a result of the sale of our global data business in 2013. Additionally, we reduced the amount of equipment purchased to support the voice business.

In 2014, capital expenditures are expected to be approximately $10.0 million to $12.0 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $2.0 million for the first nine months of 2014, compared to net cash used for financing activities of $46.9 million for the same period last year. The changes in cash flows used for financing activities primarily relate to changes in dividend payments as well as exercises of stock options and repurchases of common stock. During the first nine months of 2013, we paid two regular dividends and one special dividend of $0.06 and $1.25 per outstanding share of common stock, respectively, or $44.7 million in aggregate, compared to 2014 in which we paid three regular quarterly dividends totaling $9.9 million. There were $0.6 million of forfeitures of non-vested shares that were recognized as compensation expense during the first nine months of 2013, compared to less than $0.1 million during the first nine months of 2014.  During the first nine months of 2013, we also repurchased approximately 0.3 million common shares at an average price of $5.80 per share, for a total cost of $1.6 million. We purchased the common shares using cash on hand. Lastly, we received $7.7 million of cash in the first nine months of 2014 due to the exercise of stock options, compared to $0.3 million in the same period last year.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.075 per outstanding share of our common stock. On August 13, 2014, we announced a further increase to our regular quarterly dividend to $0.15 per outstanding share of our common stock. Assuming our board of directors does not make any change to the current regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.60 per outstanding share and an outstanding common stock share balance of approximately 33.1 million is $19.9 million.

Cash and Cash Equivalents

As of September 30, 2014, we had $61.8 million in cash and cash equivalents invested in three money market mutual funds. As of December 31, 2013, we had $41.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three and nine months ended September 30, 2014 and 2013.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $99.7 million at September 30, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2014, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of September 30, 2014, there had been no material change in this information.

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

INTELIQUENT, INC.

Date: October 30, 2014	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)