Form 10-K
period 2014-12-31
Inteliquent, Inc.
filed 2015-02-26
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $438,157,905 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2015, the registrant had 33,484,765 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Inteliquent, Inc. definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2014 are incorporated by reference in Part III of this Form 10-K.

INTELIQUENT, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice and, historically, data and video. Our solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

For the year ended December 31, 2014, we generated revenue from continuing operations of $220.5 million, an increase of 4.2% compared to $211.7 million for the year ended December 31, 2013. Our income from operations for the year ended December 31, 2014 was $63.3 million compared to income from operations of $77.8 million for the year ended December 31, 2013. Income from continuing operations for the year ended December 31, 2014 was $38.5 million compared to income from continuing operations of $64.3 million for the year ended December 31, 2013.

On April 30, 2013, we sold our global data business.  As a result, we recorded activity with respect to our global data business for only four months within the results of operations for the year ended December 31, 2013.  Results of operations for the year ended December 31, 2012 include activity for the full twelve-month period. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations for the year ended December 31, 2013 include data activity associated with the Americas reporting unit for the first four months of 2013. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $26.7 million for year ended December 31, 2012. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $11.2 million for the year ended December 31, 2012. Sales and marketing expense generated by our Americas reporting unit for the first four months of 2013 was $1.5 million compared to $3.0 million for the year ended December 31, 2012.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the sale of our global data business.

Our Voice Services

We provide the following voice services:

•

Local Transit Service. Prior to the commencement of our operations in 2004, competitive carriers generally had two alternatives to send local voice traffic to other competitive carriers’ networks: sending the traffic indirectly through the tandems of an Incumbent Local Exchange Carrier (“ILEC”) or directly through connected switch pairs, commonly referred to as “direct connects.”  We established our company to offer an alternative to these options and better facilitate the exchange of local traffic between competitive carriers.  Since initially marketing our local transit service in several major markets, we have expanded our coverage and now provide local transit service in almost all markets in the contiguous United States, Hawaii and Puerto Rico.

•

Long Distance Service.  In 2006, we installed a national IP backbone network connecting our major local markets and began offering long distance services. Our long distance service allows us to carry long distance traffic that originates from our local or non-carrier customers in one market and terminates in another market.  When we provide this service, we are operating as an interexchange carrier.

•

Switched Access Service. In 2008, we began offering terminating switched access and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access service allows interexchange carriers to send calls to us, and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer and is financially responsible for the call.

•

International Voice Service.  As we began interconnecting with certain non-U.S. carriers in 2010, we began terminating voice traffic that originated outside of the U.S. and terminated on the networks of carriers located in the U.S.  When we provide this service, we are operating as an interexchange carrier.  Our customer is the non-U.S. carrier that originates the call.

•

Direct Inward Dialing Service.  In 2012, we began to market Direct Inward Dialing (“DID”) service primarily to various non-carriers, including conference calling providers, calling card companies and interconnected VoIP providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In addition to receiving payment from our non-carrier customers for the provision of the DID service, an interexchange carrier will pay us switched access charges for terminating long distance traffic on our network, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic on our network.

•

8XX (Toll-Free) Service.   We recently began offering 8XX service. We market this service to customers that seek to provide a caller with the ability to call them on a toll-free basis.  Although many enterprises purchase toll-free services, we are initially marketing these services primarily to call centers or other non-enterprise users.  When we provide this service, we are operating as an interexchange carrier.

Regulatory Treatment of Certain Intercarrier Compensation

We receive intercarrier compensation from interexchange carriers when we receive terminating access traffic from those long distance carriers. The intercarrier compensation we receive is based either on agreements we have with the respective carriers or rates set forth in our tariffs.

On November 18, 2011, the Federal Communications Commission (the “FCC”) issued an order establishing, among other things, an intercarrier compensation framework for terminating switched access traffic. Under the framework, when an end user subscribes to a local carrier’s services, most intercarrier compensation that the local carrier receives from interexchange carriers for terminating access traffic will be reduced to zero over a transition period which began on July 1, 2012 and concludes on July 1, 2018.

Where a carrier only provides the terminating tandem access service, or intermediate interconnection between the interexchange carrier and the terminating local carrier, the tandem provider’s rates are not reduced to zero under the FCC’s November 18, 2011 order. However, under the FCC’s order, the intercarrier compensation that the tandem carrier receives for terminating this access traffic was capped at the interstate rate in effect as of July 1, 2013.

In connection with our switched access services and our DID service, we provide terminating access service in both of the manners described above. We earn the majority of our terminating access service revenue from providing intermediate terminating tandem access service, where the rates will not be reduced to zero, as opposed to providing terminating service for traffic bound for end users that we serve, where the rates will be reduced to zero. Several states, industry groups and other telecommunications carriers filed petitions in federal court seeking to overturn the FCC’s framework, in whole or in part.  The federal appellate court affirmed the FCC’s framework in all respects.  For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

The Need for Our Services

Prior to the introduction of our local transit service offering, competitive carriers generally had two alternatives for exchanging traffic with other competitive carriers’ networks: sending the traffic indirectly through the tandems of an ILEC or directly through connected switch pairs, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting the growth of competitive carriers while the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit service, which is provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit service to competitive carriers. ILECs generally set per minute rates and other charges for local transit service according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to the elimination of terminating switched access charges. For a further discussion see “Regulatory Treatment of Certain Intercarrier Compensation” and “Risk

Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

Before we commenced operations, a loss of ILEC market share to competitive carriers escalated competitive tensions and resulted in an increased demand for tandem switching. Growth in intercarrier traffic switched through ILEC tandems created switch capacity shortages known in the industry as ILEC “tandem exhaust,” where overloaded ILEC tandems became a bottleneck for competitive carriers. This increased call blocking and gave rise to service quality issues for competitive carriers.

We established our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our service, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

Following the introduction of our local transit services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, intensified competition has led to reduced minutes of use and caused us to charge materially lower rates in various markets, including with respect to our major customers in our largest markets. Moreover, as previously noted, the other alternative for exchanging traffic prior to the commencement of our operations was for competitive carriers to install direct connections between their switches. Despite the development of a competitive tandem market, this alternative still exists, and in fact, we believe that our customers are frequently establishing direct connections between their networks, even for what might be considered, by historical standards, to be lower traffic switch pair combinations, for various reasons, including to eliminate paying a transit fee to us or one of our competitors. For a further discussion of the direct and indirect competition we face, see “—Competition” in this Item 1 and “Risk Factors—Risk Factors Related to Our Business—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A below.

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of December 31, 2014. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2014, our network carried 136.6 billion minutes of traffic. As of December 31, 2014, our network was capable of connecting calls to an estimated 799.6 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Our Service Management

As a core component of our voice service offering, we actively manage network capacity between our tandem switches and customers’ switches, which results in improved network quality and reduced call blocking. By monitoring traffic levels and projecting anticipated growth in traffic, we are generally able to provide, on a timely basis, additional circuits between customer switches and our network necessary to meet increased demand. This feature saves competitive carriers substantial time and effort in managing their interconnection network, improves their customers’ experience, reduces trouble tickets and allows them to focus on their core business. We also provide our customers with invoices, management reports and call detail records in paper and electronic formats.

Our managed service offering includes technologically advanced IP switching platforms manufactured by Sonus Networks, Inc. linked together by an IP backbone. Our network is capable of automatically switching IP-originated or conventional Time Division Multiplexing, or TDM, traffic to terminating carriers using either protocol. We support IP-to-IP, IP-to-TDM, TDM-to-IP and TDM-to-TDM traffic with appropriate protocol conversion and gateway functionality. We also support both conventional Signaling System #7 (“SS7”) and Session Initiation Protocol (“SIP”) call routing. SIP is an application-layer control (signaling) protocol for creating, modifying and terminating real-time IP communications sessions with one or more participants. These sessions include Internet telephone calls, multimedia distribution and multimedia conferences. SS7 is a set of telephony signaling protocols which is used to set up the majority of the world’s public switched telephone network calls.

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

Our Network

A telecommunications network is generally comprised of various types of equipment that route telecommunications traffic, such as routers and switches, and various transport equipment that carries the telecommunications traffic, such as dense wavelength division multiplexing, fiber optic terminals and cables or “circuits.” We typically own the equipment in our network and locate it in points of presence (“POPs”) specially designed for this purpose, such as telecom “hotels” or colocation facilities. We generally obtain the circuits we use for our network backbone from third parties under a contract where we pay a monthly recurring charge for the circuit. Alternatively, we may pay a third party a larger non-recurring upfront fee to acquire the right to use the circuit on a long term basis under what is called an indefeasible right of use (“IRU”). The monthly recurring charges to use circuits charged by third party providers have decreased significantly over the past several years. Accordingly, in order to take advantage of this price trend, we have generally entered into contracts that have monthly recurring charges for the use of the circuits instead of acquiring IRUs. We still do, however, obtain IRUs when we believe a longer term arrangement is economically justified.

We operate a Multiprotocol Label Switching (“MPLS”)/IP-based network backbone. Our network is highly scalable and can carry multiple types of traffic.

As of December 31, 2014, our network had the ability to connect to over 5 million unique competitive carriers’ switch-to-switch routes.  These routes serve an estimated 800 million telephone numbers assigned to these carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user. In the quarter ended December 31, 2014, our network carried approximately 11.6 billion minutes of traffic per month.

Our Strategy

Our strategy is focused on expanding our business by increasing the amount of telecommunications traffic that our network carries in the United States. Expanding our share of telecommunications traffic increases the value of our network to our customers and enables us to capture a larger share of total telecommunications revenue. Key elements of our expansion strategy include:

●

Increasing the types of traffic we carry. Our business originally connected only local voice traffic among carriers within a single metropolitan market. In 2006, we installed a national IP backbone network connecting our major local markets. We also obtained backbone circuits to certain international locations. As a result, our current service offerings include the capability of switching and carrying voice traffic between multiple domestic and international markets and among different types of customers.

●

Expanding our customer base. As we expand our network and the types of services we offer, our market opportunities will include selling more services to new and existing customers. For example, we recently began allowing certain non-certificated providers to use the telephone numbers assigned to us. We then terminate traffic to these phone numbers. In the industry, this is called a DID service. We often market this service to parties that are not current customers.

●

Expanding our service offerings. With our global MPLS/IP-based network backbone, our market opportunities will include developing and selling new services. For example, we recently began offering 8XX service. We believe we will be able to develop other services over time that we will offer on a domestic and/or international basis.

Our Customers

In connection with our voice service, we principally serve carriers in the United States. These carriers accounted for approximately 97.8% of our voice revenues in 2014, with non-carriers accounting for the remaining 2.2%. As of December 31, 2014, we have 237 carriers originating traffic and 268 carriers connected to our network. Our contracts with our top five voice customers represented approximately 77% of our total revenue from continuing operations through December 31, 2014. Our two largest customers, AT&T and Verizon, accounted for 35% and 25%, respectively, of our total revenues from continuing operations for the year ended December 31, 2014. Our contracts with customers for voice services generally do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. We primarily generate revenue for our voice services by charging fees on a minute of use basis. For the year ended December 31, 2014, wireless and cable companies accounted for approximately 37.2% of our voice revenue.

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

The tandem switching services offered by ILECs consist of local transit service, which is provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit service to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges.

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Hypercube and Peerless Network. We also face indirect competition from carriers that directly connect their voice switches. When our customers implement direct connections, it reduces the amount of traffic we carry and the revenue we earn.  When there is a significant amount of voice traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are frequently establishing direct connections between their networks for various reasons, including in order to avoid paying a transit fee to us or one of our competitors. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. Moreover, since these direct connections would connect all or a portion of entire networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. See “Risk Factors—Risk Factors Related to Our Business—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections” in Item 1A. Also, market consolidation can significantly reduce our potential traffic since there are fewer total carriers needing to exchange traffic with each other.

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

Many of our competitors have significantly more employees and greater financial, technical, marketing and other resources than we have. Our ability to compete successfully with them depends on numerous factors, both inside and outside our control, including:

●	our competitors’ ability to offer lower rates;
●	our competitors’ ability to bundle service offerings that we cannot match;
●	our responsiveness to customer needs;
●	our ability to support existing and new industry standards and protocols;
●	our ability to raise capital;
●	our ability to retain and attract key employees;
●	interpretations of or changes to regulatory law;
●	our ability to continue development of technical innovations; and
●	the quality, reliability, security and price-competitiveness of our services.

As a result of competitive pressures over the last several years, the average rates charged for voice services in certain markets in the United States have decreased significantly. We believe that this trend is likely to continue. For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow” in Item 1A.

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

The FCC and state regulators are considering a variety of issues that have resulted in certain changes in the regulatory environment in which we operate our voice business, and that may result in other changes. Most importantly, many state and federal proceedings have considered issues related to the pricing of access and transit services. To the extent that the regulatory commissions maintain or impose pricing restrictions on transit or access rates, then our pricing, and the pricing of carriers with which we compete, is likely to be lower than it would be in an unregulated market. In addition, the FCC recently conducted a proceeding to consider reform of its intercarrier compensation rules. This proceeding led to the issuance of an order in 2011 affecting the pricing and regulation of tandem access services, and it could lead to issuance of orders impacting the pricing and regulation of our local transit business in the future. The FCC is also considering further changes to the pricing of tandem services. To the extent that any state or the FCC mandates reductions in the rates for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

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

Federal Regulation

The FCC regulates interstate and international communications services of common carriers, including access to local communications networks for the origination and termination of these services. We typically provide our U.S. voice services on a common carrier basis and the FCC has jurisdiction over our access services to the extent they are used as part of the origination or termination of interstate or international calls. Under certain interpretations of the Telecommunications Act, the FCC may also have the authority to regulate our provision of local transit service and intrastate access services, including setting the pricing methodology. The FCC has not yet decided whether to accept this interpretation of the Telecommunications Act with respect to local transit service, though some states already have proceeded as if local transit service is subject to that law. For a further discussion of the states’ rights to determine the pricing of our services under the Telecommunications Act, see “Regulatory Framework—State Regulation.”

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

Our business plan relies in significant part on purchasing wholesale services from other carriers, including AT&T, Verizon, CenturyLink and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including the grant of broad pricing flexibility to incumbents for their special access services in many areas. In many cases, the incumbent carriers have used this pricing flexibility to increase their prices for wholesale services. Changes in the incumbent carriers’ pricing of their services can indirectly affect the market pricing of wholesale services we purchase from other competitive carriers. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, our business could be adversely affected and our cost of providing service could increase. In November 2013, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate … the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. In January 2014, the FCC adopted an order inviting carriers to submit proposed experiments to facilitate real-world trials of IP-based platforms and services. The FCC has approved AT&T’s request to conduct an IP-based platform experiment. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing regulation of the incumbent carriers or allowing those carriers to increase their prices for wholesale services, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

Intercarrier Compensation

In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network, or intercarrier compensation. In its notice of proposed rulemaking, or NPRM, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. In November 2011, the FCC adopted an order reforming the Universal Service Fund high-cost program as the program transitions to cover broadband service, as well as changes to intercarrier compensation rules. In the order, the FCC set forth a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC’s order did not make any changes to the pricing for our local transit service, but the FCC is currently considering whether to make further changes to the intercarrier compensation system, including changes to pricing for local transit service. If the FCC does make any changes to intercarrier compensation, such changes could affect our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rates, freezing the rates or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results; or it could clarify that local transit rates are intended to be unregulated, which could improve our opportunities in some markets where the current pricing is regulated at a very low level, which discourages competition. Numerous parties appealed the FCC’s November 2011 order to a federal appeals court, which upheld the FCC’s order in all respects. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

We also provide access service, which is part of the origination and termination of long distance calls. The FCC, as part of the intercarrier compensation order discussed above, has adopted a multi-year plan to reduce and in many instances, eliminate both intrastate and interstate terminating access charges. The FCC is currently considering whether to make further changes to the intercarrier compensation system, including further changes to access charges. If the FCC or any state does lower or eliminate any access charges, whether independent of or as part of the intercarrier compensation docket described above, such a change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. Numerous parties appealed the FCC’s November 2011 order to a federal appeals court, which upheld the FCC’s order in all respects. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

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

However, certain aspects of the FCC order have led to new disputes over related issues, such as the type and cost that may be charged for various elements of a long distance VoIP call. See “Risk Factors—Risk Factors Related to Our Business—If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material adverse effect on our business, financial condition, operating results or growth opportunities” in Item 1A.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized or have the right to provide intrastate local telephone and long-distance telephone services in forty-six states, Puerto Rico and the District of Columbia. As a condition to providing intrastate telecommunications services as a common carrier, we are required, among other things, to:

●	file and maintain intrastate tariffs or price lists in most states describing the rates, terms and conditions of our services;
●	comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and
●

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

Some state regulatory authorities assert jurisdiction over the provision of transit services in connection with local calls, particularly the ILECs’ provision of the service. Several state regulatory authorities have initiated proceedings to examine the regulatory status of transit services. Some states have taken the position that transit service is an element of the “transport and termination of traffic” services that incumbent ILECs are required to provide at rates based on incremental cost analysis under the Telecommunications Act, while other states have ruled that the Telecommunications Act does not apply to these services. For example, a declaratory action was commenced in 2008 with the Connecticut Department of Public Utility Control, or the DPUC, pursuant to which a competitive carrier requested that the DPUC order the ILEC to reduce its transit rate to a cost-based rate similar to a rate offered by that ILEC in a different state or to a rate justified in a separate cost proceeding. In 2010, the DPUC ordered the ILEC to lower its rate to a cost-based rate that was significantly lower than the existing rate. We have in some cases lowered the rate we charge our customers as a result of the DPUC’s ruling. Additionally, in December 2008, the United States District Court for the District of Nebraska held that the ILEC must provide local transit service under the Telecommunications Act and that the Nebraska

Public Service Commission did not err in using TELRIC, an incremental cost-based methodology, to determine the applicable rate. Similarly, the Public Service Commission of Georgia and the Public Utilities Commission of Ohio have conducted rulemaking proceedings addressing, among other items, applying incremental cost-based pricing for local transit service. While we cannot predict whether or how such pricing rules may finally be adopted or implemented, the rulemaking in Ohio allows for waivers of pricing rules based on the existence of competition. We would pursue this waiver if necessary. If, as a result of any state proceeding, an ILEC is required to reduce or limit the rate it charges for transit service, we would likely be forced to reduce our rate, which could have a material and adverse effect on our business, financial condition and operating results. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

To date, the FCC has not resolved this dispute over interpretation of the Telecommunications Act, resulting in disparate pricing of these services among the states. Some states also have asserted that they have jurisdiction over interconnections between competitive carriers. Our success in securing interconnections with competitive carriers may be affected by the degree of jurisdiction states exert over such interconnections. If a state takes the position that it does not have jurisdiction over such interconnection or over the regulation of competitive local transit service generally, we may be unable to assert successfully a legal right to terminate transit traffic to a carrier that refuses to accept terminating traffic from us on reasonable or any terms. Such an inability may have a material adverse effect on our business, financial condition and operating results. See “Risk Factors—Risk Factors Related to Our Business—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them” in Item 1A.

Additionally, we now provide access services, which are part of the origination and termination of long distance calls, using our tandem switches. Under the Telecommunications Act, state governments exercise jurisdiction over intrastate access services, though the FCC’s November 2011 order asserted federal jurisdiction over the pricing of intrastate access services. In some but not all states, intrastate access charges are considerably higher than interstate access charges. Under the FCC’s November 2011 order, however, intrastate access rates were reduced to parity with interstate access rates in July 2013, and intrastate terminating access rates are subject to the same reductions discussed above regarding interstate terminating access rates. Some states already have imposed limits on the access charges that competitive carriers may impose, and other are considering whether to mandate a decrease in existing intrastate access charges. If intrastate access charges are further eliminated or lowered for any reason, such change could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

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

We currently have two granted patents and have two additional patent applications pending with the U.S. Patent and Trademark Office. With respect to this second granted patent, we also have several continuation claims pending at the U.S. Patent and Trademark Office.

The first granted patent addresses a series of traffic routing designs developed by us to assist our customers in reducing their internal network operating costs.

The second granted patent covers a set of proprietary operating systems and software developed by us to manage our network. The first pending patent application relates to systems designed to facilitate the efficient treatment of inter-network communications transmissions, such as a telecommunications transmission between an international service provider network and a domestic service provider network. The second pending patent application relates to a system designed to facilitate the treatment of traffic primarily between different networks, such as text messages and video.

OTHER MATTERS

Employees

At December 31, 2014, we had 160 full-time employees, including 124 in Operations, 7 in Sales and Marketing and 29 in General and Administrative functions. The number of employees increased by 12% or 17, up from 143 on December 31, 2013. Of our employees, 131 were located at our corporate office in Chicago, Illinois. The remaining 29 employees are located throughout the United States at our POPs. No labor union represents our employees located in the United States. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Corporate Information

The principal executive offices for Inteliquent, Inc. are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors are set forth below:

Name	Age	Position(s)
G. Edward Evans	52	Chief Executive Officer and Director
Kurt J. Abkemeier	44	Chief Financial Officer and Executive Vice President
John M. Schoder	44	Executive Vice President of Sales, Product and Marketing
John R. Harrington	45	Senior Vice President, Regulatory, Litigation and Human Resources
Richard L. Monto	50	General Counsel, Secretary and Senior Vice President, External Affairs
Brett A. Scorza	46	Chief Information Officer and Senior Vice President
John T. Bullock	53	Chief Technology Officer and Senior Vice President
Joseph A. Beatty	51	Director
James P. Hynes	67	Director, Chairman
Edward M. Greenberg	63	Director
Lawrence M. Ingeneri	56	Director
Timothy A. Samples	57	Director
Rian J. Wren	58	Director
Lauren F. Wright	61	Director

G. Edward Evans. Mr. Evans has served as a Director since November 2008 and as our Chief Executive Officer since April 2011. On January 16, 2015, we announced that Mr. Evans will be departing as a Director and as our Chief Executive Officer in connection with the upcoming expiration of his employment agreement. While the term of Mr. Evans’ employment agreement is set to expire on March 31, 2015, we anticipate that Mr. Evans will continue to act as a Director and as our Chief Executive Officer beyond such date if necessary to permit us to complete our search for his successor. Prior to joining us as our Chief Executive Officer, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Stelera Wireless, a leader in deploying broadband services to rural markets throughout the United States. Prior to Stelera Wireless, Mr. Evans served as the Chairman of the Board and Chief Executive Officer of Syniverse Holdings, Inc. Mr. Evans was elected Syniverse’s Chairman in February 2005 after having served as a director since February 2002. Mr. Evans served as the Chief Executive Officer of Syniverse from February 2002 until January 2006. Mr. Evans remained Chairman of the Board of Syniverse until January 2007. From January 1997 to January 2002, Mr. Evans held various executive positions with Dobson Communications Corporation, first as President of its cellular subsidiaries and then as President and Chief Operating Officer of the organization. Today, Mr. Evans serves on the board of Solix. From 1997 to 2013, Mr. Evans served on the board of Carolina West Wireless. Mr. Evans holds an MBA from Georgia State University.

Kurt J. Abkemeier. Mr. Abkemeier joined us in 2014 and has served as our Chief Financial Officer and Executive Vice President since that time. In 2013, Mr. Abkemeier served in the finance unit of CiG Wireless, Inc. From 2005 to 2012, Mr. Abkemeier served as the Vice President of Finance and Treasurer of Cbeyond, Inc. Prior to Cbeyond, Inc., Mr. Abkemeier was the Director of Finance and Strategic Planning at AirGate PCS, Inc., a regional wireless telecommunications service provider. Mr. Abkemeier also held various senior management positions within telecommunications-related companies and was a senior sell-side research analyst at J.P. Morgan & Co. analyzing telecommunications companies. Mr. Abkemeier holds a B.S. in Applied Economics from Cornell University.

John M. Schoder.  Mr. Schoder joined us in 2013 and has served as our Executive Vice President of Sales, Product and Marketing since January 2015.  From 2013 to 2015, Mr. Schoder served as our Senior Vice President of Product.  Mr. Schoder has approximately 20 years of telecommunications experience.  Prior to joining Inteliquent, Mr. Schoder held various positions at Level 3 Communications from 2003 to 2013, including serving as a Vice President of Wholesale Long Distance Services and as a Senior Director, Voice Product Management.  Prior to Level 3, Mr. Schoder was a Director of International Product Management at Qwest Communications.  Prior to Qwest, Mr. Schoder held various management positions with several telecommunications companies.  Mr. Schoder holds a Bachelor of Science degree in History from Georgetown University’s School of Foreign Service and a Master of Arts degree in International Economics from The Johns Hopkins University.

John R. Harrington. Mr. Harrington joined us in 2011, and has served as a Senior Vice President since that time. Mr. Harrington is responsible for all of our litigation and regulatory advocacy, as well as our human resources function. From 1997 to 2011, Mr. Harrington practiced at the law firm of Jenner & Block LLP. From 2003 to 2011, Mr. Harrington served as a partner in Jenner & Block LLP’s litigation department. Mr. Harrington also served as a co-chair of the Jenner & Block LLP’s communications practice and served as our primary outside litigation and regulatory counsel. Mr. Harrington holds a B.A. from Northwestern University and a J.D., magna cum laude, from Indiana University’s Maurer School of Law.

Richard L. Monto. Mr. Monto joined us in 2007, and has served as our General Counsel and Corporate Secretary since February 2008. Mr. Monto has 20 years of diversified telecommunications experience. From 2001 to 2005, Mr. Monto held senior positions, including Chief Legal Officer, with Universal Access Global Holdings Inc. From 1995 and 2000, Mr. Monto held various legal positions with MCI Telecommunications. Prior to MCI, Mr. Monto practiced for several years at private law firms, including the law firm of Sonnenschein, Nath and Rosenthal (now known as Dentons). Mr. Monto holds a B.A. in Russian and Eastern European Studies from the University of Michigan and a J.D. from the Boston University School of Law.

Brett A. Scorza. Mr. Scorza joined us in 2004 and has served as our Chief Information Officer since 2011.  Prior to 2011, Mr. Scorza held positions overseeing our domestic products and information systems, including serving as our as Senior Vice President of Information Systems from 2008 to 2011.  Mr. Scorza has over 20 years of information technology and telecommunications experience. Mr. Scorza has responsibility for our Information Technology and Billing organizations, and was instrumental in the implementation of our billing, reporting and back office functions. From 1997 to 2004, Mr. Scorza held senior positions, including Vice President of Information Technology, with Focal Communications, Inc.  Prior to Focal, Mr. Scorza held various technical and management positions with MFS Communications and Andersen Consulting.  Mr. Scorza holds a B.S. in Electrical Engineering from the University of Illinois.

John T. Bullock.  Mr. Bullock joined us in 2004 and has served as our Chief Technology Officer since 2011.  Prior to 2011, Mr. Bullock held a variety of technical leadership roles, including serving as our Senior Vice President of Network Operations and Engineering from 2008 to 2011.  Mr. Bullock has over 30 years of telecommunications experience.  Since joining us, Mr. Bullock was instrumental in building our tandem switching network from serving just two markets to now serving nearly the entire U.S.  Prior to joining us, Mr. Bullock held various technical leadership roles with MCI, WorldCom, MFS and Sprint/CenTel.   Today, Mr. Bullock serves on the board of the Alliance for Telecommunications Industry Solutions (ATIS), a not for profit that helps develop standards and solutions for information and communications technology. Mr. Bullock holds a B.A. in Telecommunications Management from DePaul University.

Joseph A. Beatty. Mr. Beatty has served as a Director since April 2013. Mr. Beatty was the President and Chief Executive Officer and a board member of Telular Corporation (NASDAQ: WRLS) from 2008 until its sale in June 2013. Prior to serving as President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. In June 2006, Concourse was sold to Boingo Wireless. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward-Elmhurst Health Care, a not-for-profit healthcare provider located in suburban Chicago, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands, and CityScan, Inc. In addition, since 2014, Mr. Beatty has served as a member of the board of directors of SITO Mobile LTD (OTC BB: SITO), a technology-based mobile media solutions provider.  Mr. Beatty is also the chairperson of SITO Mobile’s Audit Committee, and a member of its Compensation Committee and Nominating and Governance Committee.  Mr. Beatty holds a B.S. in Electrical Engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

James P. Hynes. Mr. Hynes co-founded Inteliquent in 2001, and served as Chief Executive Officer until February 2006, after which he became Executive Chairman. In December 2006, Mr. Hynes stepped down as Executive Chairman and assumed the title of Chairman of the Board, a position he holds today. Active in the industry for over 30 years, Mr. Hynes personally directed the establishment of COLT Telecommunications in Europe as their first CEO in 1992. As Chairman of the Board, he led COLT’s initial public offering in 1996. Mr. Hynes founded MetroRED Telecom in South America and Mexico, as well as KVH Telecom in Tokyo. Concurrent with these operating roles, he was Group Managing Director at Fidelity Capital for ten years. His career has included senior positions with Chase Manhattan, Continental Corporation, Bache & Co. and New York Telephone. Mr. Hynes is Chairman of the Board of Trustees of Iona College. He is also a Trustee of Cardinal Hayes High School in the Bronx, New York. Mr. Hynes holds a B.A. from Iona College and an MBA from Adelphi University.

Edward M. Greenberg. Mr. Greenberg has served as a Director since 2011. Mr. Greenberg is currently a partner at RIME Communications Capital (“RIME Communications”), an investment partnership focusing on the telecommunications, media and Internet sectors, and chairman of Broadway Near You. Mr. Greenberg founded RIME Communications in 2008 and Broadway Near You in 2010. Prior to RIME Communications, Mr. Greenberg served in various roles at Morgan Stanley, which he joined in 1985. These roles included serving as a global telecommunications strategist and senior investment banker from 1998 to 2007, and as head of Morgan Stanley’s global telecommunications and media research team from 1994 to 1998. Prior to Morgan Stanley, Mr. Greenberg worked at Sanford C. Bernstein in investment research. Mr. Greenberg began his career as a regulator, working at the FCC and the National Telecommunications and Information Agency. Mr. Greenberg served as a director of Teleglobe from 2002 to 2005, and graduated from the University of Wisconsin in 1972.

Lawrence M. Ingeneri. Mr. Ingeneri has served as a Director since October 2006. Mr. Ingeneri is currently the Chief Financial Officer of mindSHIFT Technologies, Inc., an IT managed services provider which he joined in October 2003.  mindSHIFT was acquired in December 2011 by Best Buy, Inc. (NYSE: BBY).  Best Buy then sold mindSHIFT to Ricoh Americas Holding Inc. in February 2014. Prior to joining mindSHIFT, Mr. Ingeneri was employed by COLT Telecom Group plc, or COLT, a European telecommunications services company from July 1996 to December 2002. Mr. Ingeneri was the Chief Financial Officer of COLT from July 1996 to June 2002 and a member of the Board of Directors of COLT from June 2001 to June 2002. Mr. Ingeneri previously served as a director of mindSHIFT Technologies, Inc.  Mr. Ingeneri holds a B.S. in Electrical Engineering from the U.S. Naval Academy and an MBA from Harvard Business School.

Timothy A. Samples. Mr. Samples has served as a Director since 2011. Since 2003, he has been a Principal at Sapience LLC, where he performs consulting work. From 2001 to 2002, Mr. Samples served as Chief Executive Officer, President and Chairman of the Board of Management for Completel N.V., a Dutch registered competitive local exchange carrier. From 2000 to 2001, Mr. Samples served as Chief Executive Officer and President of Firstmark Communications, a Pan-European broadband company with operations in seven Western European countries. From 1997 to 2000, Mr. Samples was the Chief Executive Officer of One2One, a GSM service operator created through a joint venture between MediaOne Group and Cable & Wireless. From 1996 to 1997, Mr. Samples was responsible for the U.S. domestic wireless business for US West/MediaOne Group, including their investments in PCS Primeco. From 1995 to 1996, Mr. Samples served as Vice President and General Manager for US West Cellular/Airtouch in Phoenix, Arizona. Prior to 1995, Mr. Samples held various management, sales and marketing positions with US West/MediaOne Group. Mr. Samples has previously served on the boards of directors of Syniverse, Pac-West, Focal, Genesys and Kabira Technologies. Mr. Samples holds a B.A. in Psychology from the University of Toledo.

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

Lauren F. Wright. Ms. Wright has served as a Director since April 2014. Ms. Wright is the founder of Consulting That Works, a management consultancy in New York City, where she has been a principal since 2011. Since 2013, Ms. Wright has also served as an adjunct instructor at New York University School of Professional Studies’ graduate programs. From 2007 to 2011, Ms. Wright served as Senior Vice President of Global Business Operations of Comverse Technology, Inc., which she joined after serving as Special Advisor to the company’s board of directors. Prior to joining Comverse, Ms. Wright served as a consultant and held a variety of executive positions, including President and Chief Executive Officer of Pryor Resources, Inc., a venture-backed international seminar company which she managed through bankruptcy reorganization, and SVP/President of Sprint International, a division of Sprint, a global telecommunications provider, where she worked from 1988 to 2000. Ms. Wright previously served on the boards of directors of Verint Systems, Inc. (NASDAQ:VRNT) where she was Chair of the Nominating and Governance Committee, Call-Net, Inc. (TSE:CN), Global One (a joint venture among Sprint, Deutsche Telecom and France Telecom), Pryor Resources, Inc., and various nonprofit organizations. Ms. Wright graduated Phi Beta Kappa with a bachelor’s degree in psychology from Johns Hopkins University and has an MBA from Harvard Business School.

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

Our voice services business faces competition from the traditional ILECs, other providers such as Level 3 Communications, Peerless Network and Hypercube, and potentially from future entrants to the voice services market. Competition has been intense over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the voice tandem services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.”

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.

When there is a significant amount of traffic between two of our customers’ switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches.  When our customers implement direct connects, it reduces the amount of traffic we carry and the revenue we earn.  As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which will cause us to experience a reduction in our revenue. Most importantly, the risk of direct connections is continually increasing as more carriers move to an IP-based interface, because directly connecting between two IP-based carriers at one or only several points is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. Many of our largest customers have converted or are rapidly moving to convert their networks to IP, increasing the likelihood of direct connections occurring. Moreover, since these direct connections would connect all or a portion of entire networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive for and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from carriers establishing direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, prospects, financial condition and operating results.

Regulatory developments could negatively impact our business.

The communications services industry is extensively regulated by the federal and state governments. As described below, various state regulatory authorities have asserted regulatory authority over the pricing of ILECs’ local transit service, and the FCC is considering whether to adopt price regulation for local transit services at present. Moreover, the FCC has adopted a multi-year plan to reduce and, in many instances, eliminate access charges. The FCC also is considering further changes to its regulations governing access charges. To the extent that transit or access rates are further reduced or capped, it could have an adverse impact on us.

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

●

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

●

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

●

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

The FCC currently does not regulate the local transit service we offer. However, in 2001, the FCC initiated a proceeding to address intercarrier compensation issues, such as rules that govern the amount that one carrier pays to another carrier for access to the other’s network. In November 2011, the FCC released an intercarrier compensation reform order. That order did not adopt price regulation for local transit service. However, the FCC is currently considering whether to adopt price regulation for local transit service as part of ongoing proceedings. Any changes to the intercarrier compensation rules related to local transit service could have a material adverse effect on our business. For example, the FCC could change the pricing of local transit traffic, including lowering the rate, freezing the rate or establishing uniform rates, any of which could have a material adverse effect on our business, financial condition and operating results. In addition, from time to time, carriers with which we connect have requested that we pay them to terminate traffic, and any new rules could address those rights or obligations. If the FCC determines that a terminating carrier has the right to receive payments from us for terminating local transit traffic, it could have a material adverse effect on our business, financial condition and operating results.

Additionally, several proposals considered by the FCC in its intercarrier compensation proceeding have contained provisions that indirectly affect local transit traffic. For example, under current law, the originating carrier is typically responsible for paying the terminating carrier certain “terminating charges,” such as reciprocal compensation charges, for access to the terminating carrier’s network. As a result, we, as the intermediate transit provider, are not responsible for paying such terminating charges to a terminating carrier in connection with the transit services we offer. Previous proposals submitted to the FCC, however, would require that we, as the transit provider, could be responsible for paying the highest lawful terminating charge to a terminating carrier if the terminating carrier received insufficient information for the terminating carrier to bill the originating carrier for that traffic. These amounts could be significantly larger than the rate we charge for providing the transit service associated with that traffic. Although the previous proposals also would allow us to recover from the originating carrier the same amount that we paid to the terminating carrier, in such an instance we would be faced with credit risks associated with collecting such amounts from the originating carrier, as well as possible disputes with both originating and terminating carriers regarding the appropriate amount due. In this event, if we were unable to recover amounts we paid to a terminating carrier or became involved in distracting and costly disputes with the originating carrier and/or the terminating carrier over the amount due, we could experience a material adverse effect on our business. Moreover, any final order could result in changes to the demand for our services or otherwise adversely impact our business, financial condition, operating results and growth opportunities in a manner that we have not presently identified.

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

The telecommunications industry has seen numerous disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The FCC order described above resolved certain elements of this issue on a prospective basis and holds that VoIP calls will be subject to interstate access charges and/or reciprocal compensation. Certain aspects of the FCC order, however, have led to new disputes, such as the type and cost that may be charged for various elements of a VoIP call. If these new disputes are not timely resolved or are not resolved in our favor or if future rulings establish that we are not able to enforce all or a portion of our access tariffs with respect to VoIP or other types of calls, we could experience a material adverse effect on our revenues, financial condition, operating results or growth opportunities.

As communications technologies and the communications industry continue to evolve, the statutes governing the communications industry or the regulatory policies of the FCC, state legislatures or agencies, or local authorities may change. If this were to occur, including pursuant to any of the proceedings discussed above, the demand and pricing for our services could change in ways that we cannot easily predict and our revenues could materially decline. These risks include the ability of the federal government, including Congress or the FCC, or state legislatures or agencies, or local authorities to:

●	increase regulatory oversight over the services we provide, including limiting the prices we can charge;
●

adopt or modify statutes, regulations, policies, procedures or programs that are disadvantageous to the services we provide, or that are inconsistent with our current or future plans, or that require modification of the terms of our existing contracts, including reducing the rates for our services;

●

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes changes to our operations or costs or the operations of our customers, including the pricing of our services to our customers;

●

adopt or modify statutes, regulations, policies, procedures or programs in a way that causes a decrease in the amount of traffic our customers exchange with us or causes a change to our customers’ traffic mix, which results in our customers using, on average, lower priced services; or

●	increase or impose new or additional taxes or surcharges that are disadvantageous to the services we provide or cause a decrease in the amount of traffic our customers deliver to us.

We cannot predict when, or upon what terms and conditions, further U.S. federal, state or local regulation or deregulation might occur or the effect future regulation or deregulation may have on our business. The intercarrier compensation reform order released by the FCC in November 2011 was appealed by several parties to a federal appellate court, which upheld the FCC’s framework in all respects.  Any of these government actions could have a material adverse effect on our business, prospects, financial condition and operating results.

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

In addition to the regulatory risks that could cause price decreases, the primary sources of pricing pressure include:

●

competitors offering our customers services at reduced prices, at times substantially, or bundling and pricing services in a manner that makes it difficult for us to compete. For example, a competing provider of voice transit services might bundle transit with other services, such as inexpensive data or collocation services;

●

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

●	if our prices are too high, customers may find it economically advantageous to handle certain functions internally, such as exchanging voice traffic, using direct connections instead of using us.

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

In the future, we may selectively pursue acquisitions to grow our business. We do not currently have any commitments, contracts or understandings to acquire any specific businesses or other material operations. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. See “—We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations.” If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, integrate the acquired business into our existing business. See “—Business acquisitions that we may explore in the future will be subject to a number of risks and uncertainties.”

Business acquisitions that we may explore in the future will be subject to a number of risks and uncertainties.

The integration of any future businesses that we may acquire involves a number of risks, including, but not limited to:

●	demands on management related to the increase in size of our operations after an acquisition;
●

the disruption of ongoing business and the diversion of management’s attention from managing daily operations to managing integration activities, which may require coordinating organizations utilizing systems which may not be fully compatible, integrating and retaining personnel with disparate business backgrounds, and combining different corporate cultures;

●

failure to anticipate the costs related to accounting and tax matters resulting from the acquisition of a business, including with respect to the costs of hiring employees and professional consultants to comply with accounting and tax matters, as well as the payment of taxes imposed by various taxing authorities and disputes and audits related thereto;

●	failure to fully achieve expected synergies and costs savings;
●

unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002), procedures and policies;

●	loss of customers or the failure of customers to order incremental services that we expect them to order;
●	failure to provision services that are ordered by customers during the integration period;
●	higher integration costs than anticipated; and
●	difficulties in the assimilation and retention of highly qualified and experienced employees.

Successful integration of any future acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened service offerings and expanded geographic market coverage, obtain better terms from our vendors due to increased buying power, and eliminate redundant and excess costs to fully realize the expected synergies. Because of difficulties in combining operations and systems which may not be fully compatible, we may not be able to achieve the financial benefits and growth we anticipate from the acquisitions.

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

Our top five customers, in the aggregate, represented approximately 77% of our total revenues from continuing operations during the year ended December 31, 2014. Our two largest customers, AT&T and Verizon, accounted for 35% and 25% respectively, of our total revenues from continuing operations during the year ended December 31, 2014. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to substantially lower the rates we charge our customers to retain their traffic. As discussed in “—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market,” competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers have no volume or exclusivity commitments and any customer is able to discontinue the use of all or a portion of our services at any time.

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

During the year ended December 31, 2014, we terminated 62% of our voice traffic in the United States to five carriers.

We generate a significant portion of our revenue from voice services provided in the United States. During the year ended December 31, 2014, we delivered 62% of our voice traffic in the United States to five carriers. If for any reason we are unable to terminate voice traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept voice traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.” In 2012, we agreed to pay a carrier a significant amount to terminate certain long distance traffic to it. This agreement negatively affected our business.

Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ voice traffic to them.

By operating as a voice common carrier, we benefit from certain legal rights established by federal and state statutes. We have used these rights to gain interconnection with the incumbent telephone companies. We have also used these rights to request interconnection with competitive carriers for the termination of traffic to carriers that decide for whatever reason not to utilize our service. While our experience has been that competitive carriers usually accommodate such requests, we have been involved in various state and federal regulatory proceedings against Level 3 and Verizon Wireless related to their refusal to continue to accept terminating local transit traffic. We entered into agreements resolving these disputes in 2008. If, however, any carrier in the future refuses to accept either access or local transit traffic over a direct connection or otherwise seeks to limit or condition our ability to terminate traffic on terms that are not favorable to us, it could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, even though we believe that we have the legal right to exchange traffic with carriers under reasonable terms and may seek to enforce that right in legal or regulatory proceedings, there can be no assurance that we would prevail. Our efforts in any such proceedings or responding to other actions could have an adverse impact on us, regardless of whether or not we prevail, due to legal costs, diversion of management resources and other factors.

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

Our business depends on our ability to continue to develop effective business support systems. This can be a complicated undertaking that requires significant resources and expertise and support from third-party vendors. Business support systems are needed for:

●	ordering services from our vendors and verifying that we are being charged the correct amount;
●	quoting, accepting and inputting customer orders for services;
●	provisioning, installing and delivering these services;
●	monitoring the types of traffic carried over our network to determine profitability; and
●	billing for these services.

Because our business plans provide for continued growth in the number of customers that we serve and the volume of services offered as well as the potential integration of other acquired companies’ business support systems, there is a need to continue to develop our business support systems on a timely basis. The failure to continue to develop effective business support systems could affect our ability to implement our business plans or to realize anticipated benefits from potential acquisitions and therefore could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unable to manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

As part of our growth strategy, we have selectively offered new services, such as 8XX toll free, international voice and hosted services. For a further description of our services see “—Business.” Although we subsequently discontinued providing hosted services and the revenue associated with our international voice services are de minimis, we view the development and provision of new service to be a critical component of our growth strategy.

We will face various risks associated with providing any new services, including risks relating to identifying, obtaining and integrating attractive network switch sites and suitable equipment or software, customer demand failing to materialize as projected, cost estimation errors or overruns, interconnection delays, material delays or shortages, our inability to obtain necessary permits on a timely basis, if at all, and other factors, including the impact of regulation, many of which are beyond our control and all of which could delay our expansion into new markets or ability to offer new services. We may not be able to enter new markets or offer new services on a timely or profitable basis, if at all. Furthermore, revenues from our growth initiatives may be lower than anticipated. In addition, entering new markets and offering new services will increase our operating expenses, including lease expenses, expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, developing and implementing new systems, complying with regulatory, tax and accounting requirements, and incurring additional depreciation expense. Furthermore, as our growth initiatives are implemented, we will be exposed to increased risks if we conduct any operations outside of the United States, including currency exchange rate fluctuations, trade protection measures, difficulty in staffing, training and managing foreign operations, political and economic instability and diminished protection of intellectual property in some countries outside of the United States.

If we are unable to successfully manage our growth strategy, our business, prospects, financial condition and operating results could be adversely affected.

Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T, T-Mobile-MetroPCS, and possibly Comcast-Time Warner Cable reduces the need for intercarrier transit services and may limit our growth opportunities.

Consolidation in the industry reduces the need for intercarrier transit services by reducing the number of carriers. As carriers merge, (i) the risks to our business of direct connections increases, see “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections,” (ii) traffic that was carrier-to-carrier becomes intra-carrier traffic not normally addressable by us and (iii) in the case of consolidations involving an ILEC, such as AT&T or Verizon, previous transit traffic between competitive carriers and the carrier acquired by the ILEC now potentially becomes ILEC reciprocal compensation traffic and not transit traffic, and thus potentially not addressable by us. For example, as a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use processed by us. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year. We have experienced growth notwithstanding this consolidation, but our ability to grow in the future could be affected by greater consolidation. We expect that, if it closes, the pending Comcast acquisition of

Time Warner Cable will reduce the minutes we carry, although we cannot predict the amount of such decline.  In addition, media reports have speculated that Sprint or T-Mobile could be acquired (or consummate some other form of combination). If this occurs, it could reduce the number of minutes we carry and materially and adversely affect our business.

Further, in connection with the 2006 merger of BellSouth Corp., or BellSouth, and AT&T, AT&T agreed not to seek an increase in its current local transit rates for existing transit customers for 42 months in the AT&T and BellSouth ILEC service territories. While having no direct regulatory impact on us, such an agreement indirectly limited the rates we could charge for our transit service. Further consolidation in the industry could lead to similar agreements in the future which would limit our ability to grow revenues and may materially affect our operating results.

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

Our network architecture is integral to our ability to process a high volume of traffic in a timely, reliable and effective manner. We could experience failures or interruptions of our network and services, or other problems in connection with our operations, as a result of:

●

damage to, or failure of, our network software or hardware or our connections and outsourced service arrangements with third parties, similar to the failures in our signaling network we experienced in 2012 and 2014, which resulted in an outage of our network and services;

●	errors in the processing of data by our systems;
●	computer viruses or software defects or failures;
●	physical or electronic break-ins (hacking or cybercrime), sabotage, intentional acts of vandalism, terrorism, natural disasters and similar events;
●	increased capacity demands or changes in systems requirements of our customers;
●	provisioning, installing and delivering these services; and
●	errors by our employees or third-party service providers.

If we cannot adequately protect the ability of our network to perform consistently at a high level or otherwise fail to meet our customers’ expectations:

●	we may be unable to provide and collect revenue for services;
●	we may be unable to bill properly and collect for services provided;
●

we may experience damage to our reputation, which may adversely affect our ability to attract or retain customers for our existing services, and may also make it more difficult for us to market new services;

●	we may be subject to significant damages claims, under our contracts or otherwise;
●	our operating expenses or capital expenditures may increase as a result of corrective efforts that we must perform;
●	our customers may postpone or cancel subsequently scheduled work or reduce their use of our services; or
●	one or more of our significant contracts may be terminated early, or may not be renewed.

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

We provide communications services in a rapidly evolving market. If we are unable to overcome the difficulties frequently encountered by companies in rapidly evolving markets, our business could be materially harmed.

We began our operations in February 2004. We have experienced, and expect to continue to experience, risks and difficulties frequently encountered by companies in rapidly evolving markets. This includes developing new services, as we now provide our existing services in virtually all of the major and mid-size U.S. markets to most of the medium-sized and largest carriers. In order to overcome these risks and difficulties, we must, among other things:

●	generate sufficient usage of our network by our customers;
●	maintain and attract a sufficient number of customers to our network to achieve and sustain profitability;
●	execute our business strategy successfully, including successful development and provision of new services and integration of acquired operations;
●	manage our expanding operations; and
●	upgrade our technology, systems and network infrastructure to accommodate increased traffic volume and to implement new features and functions.

Our failure to overcome these risks and difficulties and the risks and difficulties frequently encountered by new companies in rapidly evolving markets could adversely affect our operating results which could impair our ability to raise capital, expand our business or continue our operations.

Economic conditions could cause a material reduction in the amount of traffic we carry on our network.

We generate the majority of our revenue by charging carriers on a per minute of use basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on telecommunications services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. See “—Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T, T-Mobile-MetroPCS, and possibly Comcast-Time Warner Cable reduces the need for intercarrier transit services and may limit our growth opportunities.”  A reduction from these or other economic-related causes could have a material adverse effect on our business, financial condition and operating results.

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

Once our services are deployed, our customers depend on our support organization to resolve any issues. A high level of support is critical for the successful marketing and sale of our services. If we do not effectively assist carriers in deploying our services, succeed in helping carriers quickly resolve post-deployment issues and provide effective ongoing support, it will adversely affect our ability to retain those customers or sell additional services. In addition, if we complete acquisitions, enter new geographic territories or expand our service offerings, it may become more difficult for us to provide these support services. As a result, our failure to maintain high-quality support and services would have a material adverse effect on our business, prospects, financial condition and operating results. See “—Our business requires the continued development of effective business support systems to implement customer orders, provide and bill for services, and pay for services we receive from our vendors.”

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

We currently have procedures in place to ensure the integrity of our networks, support systems, and the confidentiality of our customers’ information. However, our procedures to protect against the risk of inadvertent disclosure or breaches of security might fail to protect adequately our systems or the information that we are obligated to keep confidential. Additionally, we may not successfully adopt more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of our customers may grow as we expand our business and increase the amount of information that we possess. If we fail to maintain adequately our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

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

We generally do not have minimum revenue requirements in our contracts, which means that our customers could cease or reduce their usage of our services at any time and without notice.

We earn revenues for the vast majority of the services that we provide on a per minute of use basis. We generally do not have minimum revenue requirements in our contracts, which means that our customers could cease or reduce their usage of our services from their current levels at any time and without notice.   If this were to occur, our revenues and results of operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, as discussed above, certain of our customers have migrated voice services to a competitor that has been offering our customers lower pricing in certain of our largest and other markets. See “—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.” If one or more of our larger customers cease or reduce the use of our services, we will experience a reduction in the volume of services we provide, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves as a neutral third-party provider of services (that is, we generally do not compete with any of our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance voice services, and both of which can be viewed by some of our customers as being competitive with certain of the voice services they provide.

Our senior management is important to our customer relationships, and the loss of one or more of our senior managers could have a negative impact on our business.

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations and affect regulatory changes. Particularly in light of our upcoming Chief Executive Officer transition, the loss of one or more additional key members of senior management could impair our ability to identify and secure new contracts and otherwise to manage our business, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results.

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

In addition, we are currently undertaking a national search for a successor to our Chief Executive Officer.  The search for and transition to a successor Chief Executive Officer may result in disruptions to our business and uncertainty among our customers, employees and investors concerning our future direction and performance.  It may also be more difficult for us to recruit and retain other skilled employees until a successor Chief Executive Officer is identified and the transition is completed.  Any such disruptions and uncertainty, as well as the failure to successfully identify and retain a successor Chief Executive Officer, could have a material adverse effect on our business, prospects, financial condition and operating results.

We may be unable to obtain additional equity or debt financing to execute our business plan and, if additional financing is not available, we may need to limit, scale-back or cease our operations.

We expect to meet our cash requirements for the next 12 months through a combination of cash flow from operations, existing cash, cash equivalents and short-term investments. In addition, we currently maintain $15 million revolving credit facility with Bank of Montreal. As of the date of this Annual Report on Form 10-K, no amounts were drawn on this facility. If our cash requirements vary materially from those currently planned, or if we fail to generate sufficient cash flow from our business, we may require additional financing sooner than anticipated. Additional equity or debt financing may result in the incurrence of additional leverage or dilution to our stockholders.

In addition, we may seek additional funding in the future through public or private equity and debt financings including in connection with any future acquisitions. Additional funds may not be available to us on acceptable terms or at all. If we are unable to obtain funding on a timely basis, we may not be able to execute our business plan and could face the following or other risks:

●	we may not be able to expand or acquire complementary businesses;
●	we may not be able to continue to meet customer demand for service quality, availability and competitive pricing;
●	we may be forced to reduce our operations;
●	we may be forced to reduce our headcount;

●	we may not be able to develop new services or otherwise respond to changing business conditions or competitive pressures; and
●	we may not be able to adequately maintain or upgrade our systems and technology.

As a result, our business, operating results and financial condition could be adversely affected and we may be required to significantly curtail or cease our operations.

If we do not adapt to rapid technological change in the communications industry, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, too costly or inefficient on a relative basis. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services to meet changing customer needs. We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so could adversely affect our ability to compete and retain customers or market share. Many existing and emerging companies are providing, or propose to provide, competing services using new technologies. Furthermore, the increased adoption of IP switching technologies could increase the competition we face from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections.”  Our future revenues and profits will depend on our ability to provide value added service(s) to competitive carriers. If we are unable to provide these service(s), whether as a result of technology changes or otherwise, we could experience a material adverse effect on our business, prospects, financial condition and operating results.

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

Risk Factors Related to Our Common Stock

Our stock price is likely to be volatile.

Our stock price is likely to be volatile. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the passage of various laws and governmental regulations governing communications-related services and Internet-related services;
●	a further decrease in our cash position;
●	changes in our dividend practice;

●	a decrease in the amount of traffic we carry or the rates we charge for such traffic, whether from competition or otherwise;
●	the failure to develop new services or successfully manage our growth strategy;
●	the failure of or disruption to our physical infrastructure or services;
●	conditions or trends in the Internet, technology and communications industries;
●	the addition or departure of any key employees;
●	the level and quality of securities research analyst coverage of our common stock;
●	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;
●	litigation involving ourselves, including relating to our internal investigation, our granted or any future patents, or our general industry or both;
●	investors’ general perception of us, our services, the economy and general market conditions;
●	developments or disputes concerning our patents or other proprietary rights;
●	the announcement of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments by us or our competitors; and
●	other factors discussed within these “Risk Factors.”

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

We previously entered into a $15 million revolving credit facility and have no plans to draw on the facility at this time. We may incur additional debt in the future or increase our level of indebtedness from time to time for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Future consolidated indebtedness levels could materially affect our business by:

●	requiring a substantial portion of our cash flow from operations to be dedicated to interest payments on such indebtedness, and thereby not available for other purposes;
●	materially limiting or impairing our ability to obtain further financing;
●	reducing our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise; and
●	further limiting our ability to pay dividends.

In addition, any credit agreement may limit our ability to enter into various transactions. If we were to default on any of our debt obligations, or if we were unable to obtain necessary liquidity, our obligation to repay such debt would become due and payable immediately and our business could be adversely affected.

A substantial portion of our cash at December 31, 2014 was invested in three money market funds.

As of December 31, 2014, we had $71.8 million invested in three money market funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive.  These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our amended and restated certificate of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares to thwart a takeover attempt;
●	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;
●	require that directors only be removed from office for cause and by the affirmative vote of the holders of at least 66 2 / 3 % of the total votes eligible to be cast in the election of directors;
●	require that vacancies on the Board of Directors, including newly created directorships, be filled only by a majority vote of directors then in office;
●	limit who may call special meetings of stockholders;
●	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of The NASDAQ Stock Market;
●	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and
●	establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters.

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

We also lease 32 other facilities, listed below, in the United States that house our switching equipment.

●

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

Refer to Note 9 “Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information on legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “IQNT.”

The following table sets forth the high and low closing sale prices per share for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Market:

2014	High	Low
First Quarter	$14.98	$10.06
Second Quarter	$15.83	$13.33
Third Quarter	$14.63	$10.18
Fourth Quarter	$20.00	$12.30

2013	High	Low
First Quarter	$3.70	$2.59
Second Quarter	$6.09	$2.84
Third Quarter	$9.66	$5.74
Fourth Quarter	$12.82	$9.75

Holders of Record

On December 31, 2014, there were approximately 45 registered holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 9,938 beneficial owners of our common stock as of January 15, 2015.

Dividends

On October 5, 2012, we declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate (the “2012 Special Dividend”). The 2012 Special Dividend was paid on October 30, 2012.

On May 29, 2013, we declared a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million in the aggregate (the “2013 Special Dividend”). The 2013 Special Dividend was paid on June 28, 2013. On May 29, 2013, August 27, 2013 and December 4, 2013, we also announced the declaration of regular quarterly dividends of $0.0625 per outstanding share of common stock, which were paid on June 24, 2013, September 27, 2013 and December 30, 2013, respectively. In 2013, we paid $6.0 million in aggregate as a result of regular quarterly dividends.

On February 27, 2014, May 21, 2014, August 13, 2014 and November 10, 2014, the Company announced the declaration of regular quarterly dividends of $0.075, $0.075, $0.15 and $0.15, per outstanding share of common stock, respectively. The dividends were paid on March 27, 2014, June 26, 2014, September 24, 2014 and December 8, 2014, respectively. In 2014, the Company paid $14.9 million in aggregate as a result of regular quarterly dividends.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided to stockholders on Inteliquent’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009, and its relative performance is tracked through December 31, 2014. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Inteliquent under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on December 31, 2009, with dividends reinvested)

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated operating data for the years ended December 31, 2014, 2013, and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated operating data for the fiscal years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
(In thousands, except per share amounts)	2014 (3)	2013 (3)	2012 (4)(5)	2011	2010 (6)
Consolidated Operating Data:
Revenue	$220,508	$211,661	$233,003	$224,603	$188,318
Income (loss) from continuing operations	38,523	64,298	(34,246)	40,105	34,451
Net income (loss)	38,523	55,653	(78,149)	27,057	32,608
Earnings (loss) per share—continuing operations:
Basic (1)	$1.17	$1.99	$(1.11)	$1.22	$1.04
Diluted (1)	$1.15	$1.97	$(1.11)	$1.21	$1.02
Earnings (loss) per share—net income (loss):
Basic (2)	$1.17	$1.72	$(2.54)	$0.83	$0.98
Diluted (2)	$1.15	$1.71	$(2.54)	$0.82	$0.97
Weighted average number of shares outstanding:
Basic	32,887	32,306	30,798	32,780	33,157
Diluted	33,384	32,557	30,798	33,195	33,634
Dividends paid per share:	$0.45	$1.44	$3.00	$—	$—

	December 31,
(In thousands)	2014	2013 (3)	2012	2011	2010 (6)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,737	$77,004	$31,479	$90,279	$106,674
Total assets	170,171	137,245	145,600	302,810	315,527
Total liabilities	16,127	20,424	46,507	43,132	44,244
Total shareholders’ equity	154,044	116,821	99,093	259,678	271,283

Cash Flow Data:
Cash flows provided by operating activities	$40,458	$57,365	$61,569	$57,714	$60,512
Cash flows (used for) provided by investing activities	(10,238)	35,719	(25,716)	(22,459)	(104,812)
Cash flows used for financing activities	(2,487)	(47,565)	(95,049)	(51,553)	(10,346)

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

(3)

As the global data business was sold on April 30, 2013, the activity included in 2013 relates only to the period from the January 1, 2013 to date of sale of April 30, 2013. Income from continuing operations for the year ended December 31, 2013 includes a $28.8 million gain on sale of the Americas reporting unit of the global data business.  Income from continuing operations for the year ended December 31, 2014 includes a $1.1 million loss on sale of the Americas reporting unit of the global data business as a result of the final settlement with the buyer.

(4)

Loss from continuing operations includes a charge of $66.7 million for goodwill, intangible assets and fixed assets impairments resulting from our impairment testing performed during the fourth quarter of 2012.

(5)	Net loss includes a charge of $88.5 million for goodwill, intangible assets and fixed assets impairments resulting from our impairment testing performed during the fourth quarter of 2012.
(6)	As Tinet S.p.A. (Tinet) was acquired on October 1, 2010 the activity included in 2010 relates only to the period from the October 1, 2010 acquisition date to December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; the ability to identify and successfully attract a highly qualified successor to the Chief Executive Officer and his or her future performance; the length of time required to complete an executive search; cooperation by key parties during the Chief Executive Officer transition process; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; the possibility of litigation or other actions related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of this Annual Report on Form 10-K and included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically, data and video. Our solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

For the year ended December 31, 2014, we generated revenue from continuing operations of $220.5 million, an increase of 4.2% compared to $211.7 million for the year ended December 31, 2013. Our income from operations for the year ended December 31, 2014 was $63.3 million compared to income from operations of $77.8 million for the year ended December 31, 2013. Income from continuing operations for the year ended December 31, 2014 was $38.5 million compared to income from continuing operations of $64.3 million for the year ended December 31, 2013.

On April 30, 2013, we sold our global data business.  As a result, we recorded activity with respect to our global data business for only four months within the results of operations for the year ended December 31, 2013.  Results of operations for the year ended December 31, 2012 include activity for the full twelve-month period. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations for the year ended December 31,

2013 include data activity associated with the Americas reporting unit for the first four months of 2013. Data revenue generated by our Americas reporting unit for the first four months of 2013 was $10.4 million compared to $26.7 million for year ended December 31, 2012. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $11.2 million for the year ended December 31, 2012. Sales and marketing expense generated by our Americas reporting unit for the first four months of 2013 was $1.5 million compared to $3.0 million for the year ended December 31, 2012.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the sale of our global data business.

Our Voice Services

We provide the following voice services:

•

Local Transit Service. Prior to the commencement of our operations in 2004, competitive carriers generally had two alternatives to send local voice traffic to other competitive carriers’ networks: sending the traffic indirectly through the tandems of an ILEC or directly through connected switch pairs, commonly referred to as “direct connects.”  We established our company to offer an alternative to these options and better facilitate the exchange of local traffic between competitive carriers.  Since initially marketing our local transit service in several major markets, we have expanded our coverage and now provide local transit service in almost all markets in the contiguous United States, Hawaii and Puerto Rico.

•

Long Distance Service.  In 2006, we installed a national IP backbone network connecting our major local markets and began offering long distance services. Our long distance service allows us to carry long distance traffic that originates from our local or non-carrier customers in one market and terminates in another market.  When we provide this service, we are operating as an interexchange carrier.

•

Switched Access Service. In 2008, we began offering terminating switched access and originating switched access services. Switched access services are provided in connection with long distance calls. Our terminating switched access service allows interexchange carriers to send calls to us, and we then terminate those calls to the appropriate terminating carrier in the local market in which we operate. Our originating switched access service allows the originating carrier in the local market in which we operate to send calls to us that we then deliver to the appropriate interexchange carrier that has been selected to carry that call. In both instances, the interexchange carrier is our customer and is financially responsible for the call.

•

International Voice Service.  As we began interconnecting with certain non-U.S. carriers in 2010, we began terminating voice traffic that originated outside of the U.S. and terminated on the networks of carriers located in the U.S.  When we provide this service, we are operating as an interexchange carrier.  Our customer is the non-U.S. carrier that originates the call.

•

Direct Inward Dialing Service.  In 2012, we began to market DID service primarily to various non-carriers, including conference calling providers, calling card companies and interconnected VoIP providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In addition to receiving payment from our non-carrier customers for the provision of the DID service, an interexchange carrier will pay us switched access charges for terminating long distance traffic on our network, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic on our network.

•

8XX (Toll-Free) Service.   We recently began offering 8XX service.  We market this service to customers that seek to provide a caller with the ability to call them on a toll-free basis.  Although many enterprises purchase toll-free services, we are initially marketing these services primarily to call centers or other non-enterprise users.  When we provide this service, we are operating as an interexchange carrier.

Regulatory Treatment of Certain Intercarrier Compensation

We receive intercarrier compensation from interexchange carriers when we receive terminating access traffic from those long distance carriers. The intercarrier compensation we receive is based either on agreements we have with the respective carriers or rates set forth in our tariffs.

On November 18, 2011, the FCC issued an order establishing, among other things, an intercarrier compensation framework for terminating switched access traffic. Under the framework, when an end user subscribes to a local carrier’s services, most intercarrier compensation that the local carrier receives from interexchange carriers for terminating access traffic will be reduced to zero over a transition period which began on July 1, 2012 and concludes on July 1, 2018.

Where a carrier only provides the terminating tandem access service, or intermediate interconnection between the interexchange carrier and the terminating local carrier, the tandem provider’s rates are not reduced to zero under the FCC’s November 18, 2011 order. However, under the FCC’s order, the intercarrier compensation that the tandem carrier receives for terminating this access traffic was capped at the interstate rate in effect as of July 1, 2013.

In connection with our switched access services and our DID service, we provide terminating access service in both of the manners described above. We earn the majority of our terminating access service revenue from providing intermediate terminating tandem access service, where the rates will not be reduced to zero, as opposed to providing terminating service for traffic bound for end users that we serve, where the rates will be reduced to zero. Several states, industry groups and other telecommunications carriers filed petitions in federal court seeking to overturn the FCC’s framework, in whole or in part.  The federal appellate court affirmed the FCC’s framework in all respects.  For a further discussion see “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

The Need for Our Services

Prior to the introduction of our local transit service offering, competitive carriers generally had two alternatives for exchanging traffic with other competitive carriers’ networks: sending the traffic indirectly through the tandems of an ILEC or directly through connected switch pairs, commonly referred to as “direct connects.” Given the cost and complexity of establishing direct connects, competitive carriers often elected to utilize the ILEC tandem as the method of exchanging traffic. The ILECs typically required competitive carriers to interconnect to multiple ILEC tandems with each tandem serving a restricted geographic area. In addition, as the competitive telecommunications market grew, the process of establishing interconnections at multiple ILEC tandems became increasingly difficult to manage and maintain, causing delays and inhibiting the growth of competitive carriers while the purchase of ILEC tandem services became an increasingly significant component of a competitive carrier’s costs.

The tandem switching services offered by ILECs consist of local transit service, which is provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit service to competitive carriers. ILECs generally set per minute rates and other charges for local transit service according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to the elimination of terminating switched access charges. For a further discussion see “Regulatory Treatment of Certain Intercarrier Compensation” above and “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

Before we commenced operations, a loss of ILEC market share to competitive carriers escalated competitive tensions and resulted in an increased demand for tandem switching. Growth in intercarrier traffic switched through ILEC tandems created switch capacity shortages known in the industry as ILEC “tandem exhaust,” where overloaded ILEC tandems became a bottleneck for competitive carriers. This increased call blocking and gave rise to service quality issues for competitive carriers.

We established our company to solve these interconnection problems and better facilitate the exchange of traffic among competitive carriers and non-carriers. With the introduction of our service, we believe we became the first carrier to provide alternative tandem services capable of alleviating the ILEC tandem exhaust problem. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls. By utilizing our managed tandem service, our customers benefit from a simplified interconnection network solution that reduces costs, increases network reliability, decreases competitive tension and adds network diversity and redundancy.

Following the introduction of our local transit service, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, intensified competition has led to reduced minutes of use and has caused us to charge materially lower rates in various markets, including with respect to our major customers in our largest markets. Moreover, as previously noted, the other alternative for exchanging traffic prior to the commencement of our operations was for competitive carriers to install direct connections between their switches. Despite the development of a competitive tandem market, this alternative still exists, and in fact, we believe that our customers are frequently establishing direct connections between their networks, even for what might be considered, by historical standards, to be lower traffic switch pair combinations, for various reasons, including to eliminate paying a transit fee to us or one of our competitors. For a further discussion of the direct and indirect competition we face, see “—Competition” in this Item 1 and “Risk Factors—Risk Factors Related to Our Business—Our voice services business faces competition from the traditional ILECs and competition from certain other providers such as Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A.

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of December 31, 2014. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2014, our network carried 136.6 billion minutes of traffic. As of December 31, 2014, our network was capable of connecting calls to an estimated 799.6 million telephone numbers assigned to carriers. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

Revenue

We generate revenue from sales of our voice services and, historically, through our data business, from sales of IP Transit and Ethernet services. Revenue is recorded each month based upon minutes of traffic switched or, historically, data traffic carried, when collection is probable. Voice revenue is recorded each month on an accrual basis based upon minutes of traffic switched by our network for each customer, which we refer to as minutes of use. The rates charged per minute are determined by contracts between us and our customers or by filed and effective tariffs.

Minutes of use of voice traffic increase as we increase our number of customers, increase the penetration of existing markets, either with new customers or with existing customers, and increase our service offerings. The minutes of use decrease due to direct connection between existing customers, consolidation between customers, a customer using a different provider or a customer experiencing a decrease in the volume of traffic it originates or receives.

The average fee per minute of voice traffic varies depending on market forces and type of service, such as switched access or local transit. The market rate in each market is generally based upon competitive conditions along with the switched access or local transit rates offered by the ILECs. Depending on the markets we enter, we may enter into contracts with our customers with either a higher or lower fee per minute than our current average.

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

While generally not seasonal in nature, our revenues are affected by certain events such as holidays, the unpredictable timing of direct connects between our customers, and installation and implementation delays. These factors can cause our revenue to both increase or decrease unexpectedly. See “Risk Factors—Risks Factors Related to Our Business—We could experience material variances in our revenues due to events outside of our control.”

Operating Expense

Operating expenses typically include network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, gain or loss on the disposal of assets, and loss or gain on sale of Americas data assets.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the third-party circuits utilized by us to carry traffic to or from our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through March 2026. For some types of voice traffic, we also pay monthly recurring charges to the originating carrier that sends the call to us and/or to the terminating carrier when we terminate calls on their network.  Additionally, we pay the cost of all the utilities for all of our POP locations.

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

General and Administrative Expense. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments and fees for professional services and bad debt expense. Professional services principally consist of outside legal, audit and tax service fees and may occasionally include consulting and transaction costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for voice-related fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and tools and test equipment, and three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter.

(Gain) Loss on Sale of Property and Equipment. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Loss (Gain) on Sale of Americas Data Assets. The global data business was sold in 2013 and as a result, a gain of $28.8 million was recorded that related to the disposal of the Americas data assets. During the three months ended March 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with GTT. Refer to Note 3 “Business Disposition” in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the sale of the global data business.

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

Revenue Recognition

We generate revenue from sales of our voice services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Revenue is recorded each month based upon minutes of traffic switched for which service is provided, when collection is probable.  We make judgments as to our ability to collect based on known facts and circumstances with each customer. We provide voice interconnection service primarily to large, well-established competitive carriers, including wireless, wireline, cable and broadband telephony providers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. At December 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $2.3 million and $0.9 million, respectively.

Stock-Based Compensation

We currently record stock-based compensation expense in connection with any grant of options or non-vested shares to our employees. We measure compensation cost for our stock options and non-vested shares at fair value.

The fair value of stock options is determined using the Black-Scholes valuation model which requires management judgment and estimates. This model takes into account the exercise price of the stock option, the fair value of the common stock underlying the stock option as measured on the date of grant and an estimation of the volatility of the common stock underlying the stock option. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

The fair value of the non-vested shares is determined using our closing stock price on the grant date. Compensation cost, measured using the grant date fair value and net of estimated forfeiture rate, is recognized over the requisite service period on a straight-line basis.  We consider employee class and historical experience when estimating expected forfeitures.

Stock-based employee compensation is reflected in the consolidated statement of operations. All options and non-vested shares granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is determined based on our judgment that it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors. As of December 31, 2014 we have recorded a valuation allowance of $23.5 million against our net deferred income tax asset, where $21.6 million is related to the capital loss from the sales of our foreign subsidiary and $1.9 million is related to the Illinois EDGE credit.

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

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have judgmentally determined are more likely than not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties associated with income tax obligations in income tax expense.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2014, 2013 and 2012:

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Revenue	$220,508	$211,661	$233,003
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	94,995	94,867	98,758
Operations	29,296	28,595	37,481
Sales and marketing	3,264	5,554	8,032
General and administrative	16,840	18,772	21,169
Depreciation and amortization	11,817	14,652	21,337
Carrier settlement	—	—	9,000
Impairment of property and equipment	—	—	7,845
Impairment of goodwill	—	—	44,543
Impairment of intangibles	—	—	17,318
(Gain) loss on sale of property and equipment	(60)	192	(170)
Loss (gain) on sale of Americas Data assets	1,081	(28,791)	—
Total operating expense	157,233	133,841	265,313
Income (loss) from operations	63,275	77,820	(32,310)
Other expense (income):
Interest expense (income)	51	(6)	(21)
Other (income) expense	(2)	4	(1)
Total other expense (income)	49	(2)	(22)
Income (loss) from continuing operations before provision for income taxes	63,226	77,822	(32,288)
Provision for income taxes	24,703	13,524	1,958
Income (loss) from continuing operations	38,523	64,298	(34,246)
Loss from discontinued operations, net of provision for income taxes	—	(3,808)	(43,903)
Loss on sale of discontinued operations, net of provision for income taxes	—	(4,837)	—
Net income (loss)	$38,523	$55,653	$(78,149)
Earnings (loss) per share - continuing operations:
Basic	$1.17	$1.99	$(1.11)
Diluted	$1.15	$1.97	$(1.11)
Loss per share - discontinued operations:
Basic	$—	$(0.27)	$(1.43)
Diluted	$—	$(0.27)	$(1.43)
Earnings (loss) per share - net income (loss):
Basic	$1.17	$1.72	$(2.54)
Diluted	$1.15	$1.71	$(2.54)
Weighted average number of shares outstanding:
Basic	32,887	32,306	30,798
Diluted	33,384	32,557	30,798

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

On April 30, 2013, we sold our global data business. As a result, we recorded activity with respect to our global data business for only the four months ended April 30, 2013 within the results for the year ended December 31, 2013. The results of operations for the year ended December 31, 2014 do not include any such data activity. The sale of the Americas reporting unit of the global data business did not qualify for discontinued operations treatment and therefore was reflected in continuing operations in the consolidated statement of operations for the year ended December 31, 2013. The sale of the other reporting units of the global data business did qualify for discontinued operations treatment and therefore was reflected in discontinued operations in the consolidated statement of operations for the year ended December 31, 2013.

Revenue. Revenue of $220.5 million for the year ended December 31, 2014 increased $8.8 million, or 4.2%, from $211.7 million for the year ended December 31, 2013. The data revenue generated by our Americas reporting unit for the four months ended April 30, 2013 was $10.4 million. Excluding data revenue, revenue from continuing operations increased $19.2 million, representing an increase of 9.5%. The increase in voice revenue is primarily due to an increase in minutes of use to 136.6 billion minutes in the year ended December 31, 2014 compared to 120.9 billion minutes in the year ended December 31, 2013, an increase of 13.0%. The increase in minutes was partially offset by a decrease in the average fee per minute from $0.00166 for the year ended December 31, 2013 to $0.00161 for the year ended December 31, 2014, a decrease of 3.0%.

Operating Expense. Operating expense of $157.2 million for the year ended December 31, 2014 increased $23.4 million from $133.8 million in the year ended December 31, 2013. Operating expenses represented 71.3% and 63.2% of revenue for the year ended December 31, 2014 and 2013, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expense. Network and facilities expense of $95.0 million for the year ended December 31, 2014, or 43.1% of revenue, increased from $94.9 million for the year ended December 31, 2013, or 44.8% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $4.5 million. Excluding these data costs, the network expenses increased $4.6 million, which was primarily due to an increase in minute volumes, partially offset by savings from network optimization.

Operations Expense. Operations expense of $29.3 million for the year ended December 31, 2014, or 13.3% of revenue, increased $0.7 million compared to $28.6 million for the year ended December 31, 2013, or 13.5% of revenue. The increase primarily resulted from an increase of $1.6 million in external service provider fees and other miscellaneous expenses, offset by a decrease of $0.8 million in non-cash compensation.

Sales and Marketing Expense. Sales and marketing expense of $3.3 million for the year ended December 31, 2014, or 1.5% of revenue, decreased from $5.6 million for the year ended December 31, 2013, or 2.6% of revenue.  The sales and marketing expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $1.5 million.  Excluding these data costs, the sales and marketing expenses decreased by $0.8 million, which was primarily due to lower payroll and other benefits expense.

General and Administrative Expense. General and administrative expense decreased to $16.8 million for the year ended December 31, 2014, or 7.6% of revenue, compared to $18.8 million for the year ended December 31, 2013, or 8.9% of revenue. The decrease of $2.0 million in general and administrative expenses for the year ended December 31, 2014, was primarily due to $2.4 million of charges recognized in 2013 associated with the Company’s internal investigation.  Additionally, in 2014, there was a $0.6 million increase in bad debt expense related to reserves established for various customers’ doubtful accounts receivable, which was offset by a $0.5 million decrease in payroll and other benefits expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $11.8 million for the year ended December 31, 2014, or 5.4% of revenue, compared to $14.7 million for the year ended December 31, 2013, or 6.9% of revenue. The decrease of $2.9 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets as a result of the sale of the Americas data assets.

(Gain) Loss on Sale of Property and Equipment. Gain on disposal of fixed assets was less than $0.1 million for the year ended December 31, 2014, compared to a loss on disposal of fixed assets of $0.2 million for the year ended December 31, 2013. Certain network switching equipment was disposed of during the year ended December 31, 2013 which resulted in a loss, whereas we received proceeds on the sale of fixed assets during the year ended December 31, 2014 which resulted in a gain.

Loss (Gain) on Sale of Americas Data Assets. During the year ended December 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of our settlement with GTT, compared to a gain of $28.8 million for the year ended December 31, 2013.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the sale of the global data business.

Other Expense (Income). Other expense (income) was less than $0.1 million in the year ended December 31, 2014 and 2013.

Provision for Income Taxes.  Provision for income taxes was $24.7 million for the year ended December 31, 2014, an increase of $11.2 million compared to $13.5 million for the year ended December 31, 2013. The effective tax rate at December 31, 2014 was 39.1% compared to the effective tax rate at December 31, 2013 of 17.4%. This difference in rates results primarily from the sale of the global data business during the year ended December 31, 2013. Refer to Note 11 “Income Taxes” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the changes in our effective tax rate.

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

Operating Expense. Operating expense of $133.8 million for the year ended December 31, 2013 decreased $131.5 million from $265.3 million in the year ended December 31, 2012. Operating expenses represented 63.2% and 113.9% of revenue for the year ended December 31, 2013 and 2012, respectively. The components making up operating expenses are discussed further below.

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

Network and Facilities Expense. Network and facilities expense of $94.9 million for the year ended December 31, 2013, or 44.8% of revenue, decreased from $98.8 million for the year ended December 31, 2012, or 42.4% of revenue. The decrease of $3.9 million in our network and facilities expenses is primarily a result of a $6.8 million decrease in our Americas reporting units data cost, partially offset by a $2.9 million increase in network and facilities expenses for our voice business due to changes in the mix of the voice services we provide. Data network and facilities expenses generated by our Americas reporting unit for the first four months of 2013 were $4.5 million compared to $11.2 million for the twelve months ended December 31, 2012.

Operations Expense. Operations expense of $28.6 million for the year ended December 31, 2013, or 13.5% of revenue, decreased $8.9 million compared to $37.5 million for the year ended December 31, 2012, or 16.1% of revenue. The primary contributors to a decrease in 2013 were: (i) a $3.3 million decrease in non-cash compensation charges, (ii) a $2.4 million decrease in repairs and maintenance charges, (iii) a $1.9 million decrease in salaries and wages charges due to decreased headcount in 2013, (iv) a $1.2 million decrease in consulting fees and (v) a $0.3 million decrease in travel expenses, partially offset by $1.2 million increase in employees bonus payment. The decrease in non-cash share-based compensation was primarily due to the accelerated vesting of options and non-vested shares related to one individual stepping down from an executive position with the Company during fourth quarter of 2012.

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

Impairment Charges. During the year ended December 31, 2013 we did not record any property and equipment, intangible assets and goodwill impairment charges. During the year ended December 31, 2012, we recorded property and equipment, intangible assets and goodwill impairment charges within our results of continuing operations of $4.9 million, $17.3 million and $44.5 million, respectively, as a result of the impairment test performed during fourth quarter of 2012. In addition, we ceased our hosted services offering during the year ended December 31, 2012. As the equipment had no further use in our network we recorded an asset impairment charge of $2.9 million to write-off the related assets.

Loss (Gain) on Sale of Americas Data Assets. During the year ended December 31, 2013 we recorded a $28.8 million gain on the sale of the Americas Data assets.

Other Income. Other income was less than $0.1 million in the year ended December 31, 2013 and 2012.

Provision for Income Taxes. Provision for income taxes was $13.5 million for the year ended December 31, 2013, an increase of $11.5 million compared to $2.0 million for the year ended December 31, 2012. The effective tax rate at December 31, 2013 was 17.4% compared to the effective tax rate at December 31, 2012 of (6.1)%. This difference in rates results primarily from the sale of the global data business during the year ended December 31, 2013 and the impact of the goodwill impairment during the year ended December 31, 2012. Refer to Note 11 “Income Taxes” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the changes in our effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, the sale and issuance of equity, our initial public offering completed in November 2007 and the divestiture of our global data business on April 30, 2013. Our principal uses of cash have been capital expenditures for network equipment, working capital, repurchases of common shares and dividends paid beginning in 2012. We anticipate that our principal uses of cash in the future will be for capital expenditures for network equipment, working capital and the payment of dividends. We regularly review acquisitions and strategic investments, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic investments which would require additional debt or equity financing.

At December 31, 2014, we had $104.7 million in cash and cash equivalents, and $0.3 million in restricted cash. In comparison, at December 31, 2013, we had $77.0 million in cash and cash equivalents and $0.1 million in restricted cash. Cash and cash equivalents include highly liquid money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2014 was $125.7 million compared to $83.9 million at December 31, 2013.

Our capital expenditures of $10.1 million, $12.5 million and $25.9 million in the years ended December 31, 2014, 2013 and 2012, respectively, related primarily to the installation of network equipment in existing and new locations.  Capital expenditures for the years ended December 31, 2013 and 2012 include four months and twelve months, respectively, of spend related to the global data business.   Capital expenditures for 2015 are expected to be between $11.0 million and $13.0 million.

We believe the cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future.

The following table sets forth components of our cash flow for the following periods:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows provided by operating activities	$40,458	$57,365	$61,569
Cash flows (used for) provided by investing activities	$(10,238)	$35,719	$(25,716)
Cash flows used for financing activities	$(2,487)	$(47,565)	$(95,049)

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2014 was $40.5 million, compared to $57.4 million for the year ended December 31, 2013. Operating cash inflows are largely attributable to payments from customers which are generally received between 30 to 60 days following the end of the billing month. Operating cash outflows are largely attributable to personnel-related expenditures, and facility and network maintenance costs. The decrease in operating cash flow is primarily due to an increase in accounts receivable and a decrease in accrued liabilities.

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

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2014 was $10.2 million, compared to net cash provided by investing activities of $35.7 million for the year ended December 31, 2013. The change in cash flows from investing activities was primarily a result of the sale of our global data business in 2013 with no sale activity in 2014. Additionally, we reduced the amount of equipment purchased to support the voice business.

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

Cash flows from financing activities

Net cash used for financing activities for the year ended December 31, 2014 was $2.5 million, compared to $47.6 million for the year ended December 31, 2013. The changes in cash flows from financing activities primarily relate to changes in dividend payments as well as exercises of stock options.  In the second quarter of 2013, we paid a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million, compared to no special cash dividend paid in 2014.  In addition, during 2013 we started to pay a regular quarterly dividend of $0.0625 per outstanding common share of stock, or $6.0 million in aggregate, whereas in 2014 we increased our quarterly dividends paid from $0.0625 per outstanding share in 2013 to $0.075 for the first two quarters and $0.15 for the second two quarters, resulting in $14.9 million in dividend payments.  Dividends paid in 2014 and 2013 included less than $0.1 million and $0.6 million, respectively related to the expected forfeitures of non-vested shares that we recognized as compensation expense.  Lastly, we received $12.5 million of cash in 2014 due to the exercise of stock options, compared to $0.5 million in 2013.

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

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2014. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2014.

	Payments Due by Period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating leases	$25,841	$4,354	$7,933	$6,300	$7,254
Service purchase commitment	$1,230	$160	$800	$270	$-
Total contractual cash obligations	$27,071	$4,514	$8,733	$6,570	$7,254

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2014, there was $0.3 million of restricted cash used as collateral for $0.3 million in letters of credit outstanding.

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

Operating Leases

We lease facilities and certain equipment under operating leases which expire through March 2026. Rental expense for these leases was $4.3 million, $5.2 million and $5.2 million for each of the years ended December 2014, 2013 and 2012, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Service Purchase Commitment

We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service beginning September 1, 2015 through September 30, 2018.  The minimum purchase commitments by period are set forth in the table above.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2014, 2013 and 2012.

  Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act. Additionally, we do not have any synthetic leases.

Recent Accounting Pronouncements

The disclosures provided in Note 2 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K  are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $105.1 million and $77.1 million at December 31, 2014 and December 31, 2013, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2014, we had $71.8 million in cash and cash equivalents invested in three money market funds.

Based upon our overall interest rate exposure at December 31, 2014, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

As a result of the sale of the global data business, the Company now operates substantially only within the United States and is no longer exposed to any substantial foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Inteliquent, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inteliquent, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2015

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$104,737	$77,004
Receivables — net of allowance of $2,336 and $900, respectively	32,766	22,200
Deferred income taxes-current	836	720
Prepaid expenses	2,198	2,375
Other current assets	1,320	1,977
Total current assets	141,857	104,276
Property and equipment—net	23,678	25,815
Restricted cash	345	125
Deferred income taxes-noncurrent	3,284	5,495
Other assets	1,007	1,534
Total assets	$170,171	$137,245
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,607	$2,176
Accrued liabilities:
Taxes payable	1,263	2,437
Circuit cost	7,266	8,987
Rent	2,015	2,071
Payroll and related items	3,079	3,079
Other	897	1,674
Total current liabilities	16,127	20,424
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,458 shares and 32,215 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	33	32
Less treasury stock, at cost; 3,351 shares at December 31, 2014 and December 31, 2013	(51,668)	(51,668)
Additional paid-in capital	217,628	203,989
Accumulated deficit	(11,949)	(35,532)
Total shareholders’ equity	154,044	116,821
Total liabilities and shareholders' equity	$170,171	$137,245

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Revenue	$220,508	$211,661	$233,003
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	94,995	94,867	98,758
Operations	29,296	28,595	37,481
Sales and marketing	3,264	5,554	8,032
General and administrative	16,840	18,772	21,169
Depreciation and amortization	11,817	14,652	21,337
Carrier settlement	—	—	9,000
Impairment of property and equipment	—	—	7,845
Impairment of goodwill	—	—	44,543
Impairment of intangibles	—	—	17,318
(Gain) loss on sale of property and equipment	(60)	192	(170)
Loss (gain) on sale of Americas Data assets	1,081	(28,791)	—
Total operating expense	157,233	133,841	265,313
Income (loss) from operations	63,275	77,820	(32,310)
Other expense (income):
Interest expense (income)	51	(6)	(21)
Other (income) expense	(2)	4	(1)
Total other expense (income)	49	(2)	(22)
Income (loss) from continuing operations before provision for income taxes	63,226	77,822	(32,288)
Provision for income taxes	24,703	13,524	1,958
Income (loss) from continuing operations	38,523	64,298	(34,246)
Loss from discontinued operations, net of provision for income taxes	—	(3,808)	(43,903)
Loss on sale of discontinued operations, net of provision for income taxes	—	(4,837)	—
Net income (loss)	$38,523	$55,653	$(78,149)
Earnings (loss) per share - continuing operations:
Basic	$1.17	$1.99	$(1.11)
Diluted	$1.15	$1.97	$(1.11)
Loss per share - discontinued operations:
Basic	$—	$(0.27)	$(1.43)
Diluted	$—	$(0.27)	$(1.43)
Earnings (loss) per share - net income (loss):
Basic	$1.17	$1.72	$(2.54)
Diluted	$1.15	$1.71	$(2.54)
Weighted average number of shares outstanding:
Basic	32,887	32,306	30,798
Diluted	33,384	32,557	30,798

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss)	$38,523	$55,653	$(78,149)
Other comprehensive income (loss):
Foreign currency translation	—	4,904	(558)
Total other comprehensive income (loss)	—	4,904	(558)
Comprehensive income (loss)	$38,523	$60,557	$(78,707)

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
					Retained	Other
	Common			Additional	Earnings	Comprehensive	Total
	Shares	Common	Treasury	Paid-In	(Accumulated	Income	Shareholders'
(In thousands)	Outstanding	Shares	Shares	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2011	31,520	$32	$(50,103)	$185,014	$129,081	$(4,346)	$259,678

Net loss	—	—	—	—	(78,149)	—	(78,149)
Dividend payment	—	—	—	—	(96,195)	—	(96,195)
Foreign currency translation	—	—	—	—	—	(558)	(558)
Tax benefit associated with share-based payments	—	—	—	1,066	—	—	1,066
Exercise of stock options	508	—	—	1,396	—	—	1,396
Stock option and non-vested share expense	—	—	—	13,171	—	—	13,171
Activity related to non-vested shares	317	—	—	(1,316)	—	—	(1,316)
Balance at December 31, 2012	32,345	32	(50,103)	199,331	(45,263)	(4,904)	99,093

Net income	—	—	—	—	55,653	—	55,653
Dividend payment	—	—	—	—	(45,922)	—	(45,922)
Foreign currency translation	—	—	—	—	—	4,904	4,904
Tax deficiency associated with share-based payments	—	—	—	(1,165)	—	—	(1,165)
Exercise of stock options	206	—	—	468	—	—	468
Repurchase of common stock	(268)	—	(1,565)	—	—	—	(1,565)
Stock option and non-vested share expense	—	—	—	6,163	—	—	6,163
Activity related to non-vested shares	(68)	—	—	(808)	—	—	(808)
Balance at December 31, 2013	32,215	32	(51,668)	203,989	(35,532)	—	116,821

Net income	—	—	—	—	38,523	—	38,523
Dividend payment	—	—	—	—	(14,940)	—	(14,940)
Tax deficiency associated with share-based payments	—	—	—	(1,992)	—	—	(1,992)
Exercise of stock options	1,096	1	—	12,475	—	—	12,476
Stock option and non-vested share expense	—	—	—	4,269	—	—	4,269
Activity related to non-vested shares	147	—	—	(1,113)	—	—	(1,113)
Balance at December 31, 2014	33,458	$33	$(51,668)	$217,628	$(11,949)	$—	$154,044

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Operating
Net income (loss)	$38,523	$55,653	$(78,149)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	11,817	15,894	29,749
Deferred income taxes	8	(2,295)	(8,592)
Impairment of property and equipment	—	—	16,149
Impairment of goodwill and intangibles	—	—	75,340
(Gain) loss on sale of property and equipment	(60)	458	732
Provision for uncollectible accounts	1,925	900	1,077
Loss (gain) on sale of Americas Data assets	1,081	(28,791)	—
Loss on sale of discontinued operations	—	4,837	—
Non-cash share-based compensation	4,269	6,163	13,171
Gain (loss) on intercompany foreign exchange transactions	—	56	(328)
Excess tax (benefit) associated with share-based payments	(1,090)	(262)	(1,066)
Changes in assets and liabilities, net of effect of acquisitions and dispositions:
Receivables	(12,491)	4,281	3,668
Other current assets	(247)	180	(3,635)
Other noncurrent assets	2,614	199	1,247
Accounts payable	(175)	(3,830)	1,310
Accrued liabilities	(5,716)	3,922	11,193
Noncurrent liabilities	—	—	(297)
Net cash provided by operating activities	40,458	57,365	61,569
Investing
Purchase of property and equipment	(10,090)	(12,470)	(25,922)
Proceeds from sale of property and equipment	72	28	206
Sale of other investments	—	534	—
Proceeds from sale of discontinued operations, net of transaction costs	—	42,587	—
Proceeds from sale of Americas Data assets, net of transaction costs	—	4,203	—
(Increase) decrease in restricted cash	(220)	837	—
Net cash (used for) provided by investing activities	(10,238)	35,719	(25,716)
Financing
Proceeds from the exercise of stock options	12,476	468	1,396
Restricted shares withheld to cover employee taxes paid	(1,113)	(808)	(1,316)
Dividends paid	(14,940)	(45,922)	(96,195)
Payments made for repurchase of common stock	—	(1,565)	—
Excess tax benefit associated with share-based payments	1,090	262	1,066
Net cash used for financing activities	(2,487)	(47,565)	(95,049)
Effect of exchange rate changes on cash	—	6	396
Net increase (decrease) in cash and cash equivalents	27,733	45,525	(58,800)
Cash and cash equivalents — Beginning	77,004	31,479	90,279
Cash and cash equivalents — End	$104,737	$77,004	$31,479
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$25,759	$12,695	$12,811
Supplemental Disclosure of Noncash Flow Items:
Investing activity — Accrued purchases of property and equipment	$1,348	$1,742	$3,415

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

1.	DESCRIPTION OF THE BUSINESS

Organization —Inteliquent, Inc. (the “Company”) provides voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice and, historically, data and video. The Company’s solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as “over-the-top” providers, who also typically do not have their own network.

On April 30, 2013, the Company sold its global data business to Global Telecom & Technology, Inc. (GTT) for $54.5 million, subject to certain adjustments. The total consideration consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial IP Transit and point-to-point Ethernet data network services to be provided to the Company by GTT free-of-charge for a three-year period. The $2.0 million of non-cash commercial services was calculated based upon the discounted present value of the market cost of such services as of the date on which the commercial services agreement was signed with GTT. In addition, the Company recorded in its 2013 consolidated statement of operations, as part of its gain amount on the sale of its global data business, approximately $2.4 million for divestiture-related costs, including legal and advisory services. Refer to Note 3 “Business Disposition” for a description of the sale of our global data business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Changes in Presentation —On April 30, 2013, the Company sold its global data business to GTT for $54.5 million, subject to certain adjustments. The Company determined that the appropriate level in which to assess discontinued operations was at its reporting unit level. As such, the Company’s Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC) reporting units of the global data business consist of results of operations and cash flows that can be clearly distinguished from the rest of the entity and are therefore reflected in the consolidated statements of operations and in the consolidated balance sheets as discontinued operations. Historical information related to these reporting units have been reclassified accordingly. The Americas reporting unit of the global data business does not consist of results of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. This reporting unit does not qualify for discontinued operations accounting treatment. Therefore, the Americas reporting unit of the global data business is reported in continuing operations in the consolidated statements of operations and in the consolidated balance sheets. Refer to Note 3 “Business Disposition” for more information regarding the sale of the global data business.

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

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values of our cash and cash equivalents approximate fair value. At December 31, 2014, the Company had $32.9 million of cash in banks and $71.8 million in three money market funds. At December 31, 2013, the Company had $35.2 million of cash in banks and $41.8 million in three money market funds.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. At December 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $2.3 million and $0.9 million, respectively.

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

Long-lived Assets —The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2014 or 2013.

The decline in our stock price and related market capitalization beginning late in the third quarter of 2012 and sustained through the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2012 created an indication of potential impairment. We utilized Accounting Standards Codification 360, Property, Plant and Equipment (ASC 360), guidance to test the long-lived assets for realizability. During the year ended December 31, 2012, the Company recorded property and equipment and intangible assets impairment charges of $13.2 million and $25.8 million, respectively, as a result of the impairment test performed during fourth quarter of 2012. The Company recorded property and equipment impairment charges in each of its three reporting units, Americas, EMEA and APAC, in the amount of $4.9 million, $7.8 million and $0.5 million, respectively. The Company also recorded intangible assets impairment charges in each of our three reporting units, Americas, EMEA and APAC, in the amount of $17.3 million, $7.7 million and $0.8 million, respectively. In the 2012 consolidated statement of operations, the amounts related to EMEA and APAC are recorded as part of discontinued operations and the amount related to Americas is recorded as part of continuing operations. In addition, the Company ceased its hosted services offering during the year-ended December 31, 2012. As the equipment had no further use in the Company’s network the Company recorded an asset impairment charge of $2.9 million to write-off the related assets.

Goodwill —Goodwill represents the excess of the purchase price of an acquired business over the fair value of assets and liabilities assumed in the business combination. Goodwill is not amortized, but rather is reviewed for impairment at least annually, or when events and circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company compares each reporting unit’s fair value, by considering comparable company market valuations and estimating expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill.

Goodwill was recognized in 2010 as a result of the acquisition of Tinet, and in October 2011, the Company established the Americas, EMEA, and APAC reporting units as part of an internal reorganization.  In the fourth quarter of 2012, we performed our annual goodwill impairment test. Factors that we considered in the fourth quarter of 2012 when estimating the fair value of the reporting units included (i) a decline in our common stock price beginning late in the third quarter of 2012 and sustained through the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2012, which required an increase in the discount rate used in the present value calculation in order to reconcile our market capitalization to the aggregate estimated fair value of all of our reporting units, and (ii) a carrier dispute that was settled in the fourth quarter of 2012. We performed an impairment test of goodwill for each of our reporting units. The quantitative goodwill impairment test Step 1 was based upon the estimated fair value of our reporting units compared to the net carrying value of assets and liabilities of the reporting units. We used internal discounted cash flow estimates and considered market value comparisons to determine fair value. Because the fair value of the reporting units was below their carrying value, including goodwill, we performed an additional fair value measurement to determine the amount of impairment loss.   During the year ended December 31, 2012 the Company recorded goodwill impairment charges in each of its three reporting units, Americas, EMEA and APAC, in the amount of $44.5 million, $4.5 million and $0.5 million, respectively, which in total, resulted in a charge of $49.5 million. In the 2012 consolidated statement of operations, the amounts related to EMEA and APAC are recorded as part of discontinued operations and the amount related to Americas is recorded as part of continuing operations.

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

Prior to the sale of the Company’s global data business in April 2013, IP Transit and Ethernet services revenues that related to the Company’s Americas reporting were recorded each month on an accrual basis based upon bandwidth used by each customer. The rates charged were the total of a monthly fee for bandwidth (the Committed Traffic Rate) plus additional charges for the sustained peak bandwidth used monthly in excess of the Committed Traffic Rate.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock:

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$38,523	$64,298	$(34,246)
Loss from discontinued operations, net of provision for income taxes	—	(3,808)	(43,903)
Loss on sale of discontinued operations, net of provision for income taxes	—	(4,837)	—
Net income (loss)	$38,523	$55,653	$(78,149)
Denominator:
Weighted average common shares outstanding	32,887	32,306	30,798
Effect of dilutive securities:
Stock options and non-vested shares	497	251	—
Denominator for diluted earnings per share	33,384	32,557	30,798
Earnings (loss) per share - continuing operations:
Basic	$1.17	$1.99	$(1.11)
Diluted	$1.15	$1.97	$(1.11)
Loss per share - discontinued operations:
Basic	$—	$(0.27)	$(1.43)
Diluted	$—	$(0.27)	$(1.43)
Earnings (loss) per share - net income:
Basic	$1.17	$1.72	$(2.54)
Diluted	$1.15	$1.71	$(2.54)

For the year ended December 31, 2012, the Company was in a net loss position and, accordingly, the assumed exercise of 0.3 million stock options was excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

Share-based awards of 0.6 million, 2.4 million, and 3.5 million were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2014 and 2013, the undistributed earnings allocable to participating securities were $0.3 million, $0.2 million, respectively. There were no undistributed earnings allocable to participating securities in 2012 as a result of the Company’s net loss.

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

The amount of non-cash share-based expense recorded in the years ended December 31, 2014, 2013 and 2012 was $4.3 million, $6.2 million, and $13.2 million, respectively.

Compensation expense for non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period. Refer to Note 12 “Stock Options and Non-vested Shares.”

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

The income tax provision includes United States federal, state and local income taxes and is based on pre-tax income or loss.

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

Foreign Currency Translation —As a result of the sale of global data business, the Company is paid and makes payments in U.S. Dollars and is no longer exposed to any significant foreign currency risk.

Concentrations —For the years ended 2014, 2013 and 2012, the aggregate revenue of four customers accounted for 73%, 65% and 56% of total revenue from continuing operations, respectively. At December 31, 2014 and 2013, the aggregate accounts receivable of four customers accounted for 77% and 75% of the Company’s total trade accounts receivable balance, respectively.

In 2014, the Company had two customers in excess of ten percent of revenue, which were 35% and 25% of the Company’s total revenue from continuing operations. At December 31, 2014, the Company had two customers that in aggregate accounted for 62% of the Company’s accounts receivable balance.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently assessing the impact of this standard on the Company’s financial position, results of operations and cash flows.

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

On April 30, 2013, the Company sold its global data business to GTT and, as a result, no longer provides data services. The transaction consisted of the sale of the Americas, EMEA and APAC reporting units’ data assets and liabilities. The data activity associated with the EMEA and APAC reporting units is reflected in the consolidated statements of operations and in the consolidated balance sheets as discontinued operations. Historical information related to these reporting units has been reclassified accordingly.  The Americas reporting unit of the global data business did not qualify for discontinued operations because it did not constitute a separate component of the Company. The data activity associated with the Americas reporting unit is reported in continuing operations in the consolidated statements of operations and consolidated balance sheets.

The Company sold its global data business for $54.5 million, which consisted of $52.5 million in cash, subject to net working capital adjustments, and $2.0 million of non-cash commercial services to be provided by GTT to the Company over a three-year period. After an initial net working capital reduction of $3.3 million based on the balance sheet information as of March 31, 2013, the Company received $51.2 million of cash and non-cash services from GTT. Transaction costs and the additional net working capital adjustment, resulting from balance sheet changes during the month of April following the initial calculation, amounted to approximately $2.4 million and $1.0 million, respectively, reducing net cash and non-cash consideration to approximately $47.8 million. Of this amount, $43.5 million was allocated to the sale of the Americas reporting unit of the global data business and the remaining amount of $4.3 million was allocated to the EMEA and APAC reporting units of the global data business. The Company based its allocation of $47.8 million upon the relative percentage of the fair value of the Americas reporting unit and the EMEA and APAC reporting units, to the total fair value of these three reporting units combined.

Subsequent to the date of sale, the Company and GTT disagreed over the amount of certain post-closing purchase price adjustment provisions in the agreement governing the sale of the Company’s global data business to GTT. GTT claimed that the Company owed GTT $3.8 million. The Company, however, believed that GTT owed the Company $1.1 million. During the three months ended March 31, 2014, the parties tentatively agreed to resolve their differences with respect to the post-closing adjustments to the purchase price in a manner that would require neither party to make a payment to the other and would waive all other claims. As a result of the tentative agreement, the Company reduced other assets by $1.1 million and charged $1.1 million to continuing operations within Loss on sale of Americas Data assets. During the three months ended September 30, 2014, the agreement was finalized. There were no accounting impacts as a result of the final agreement.

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

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Revenue	$—	$15,205	$42,450
Operating loss	—	(3,130)	(41,633)
Loss before provision for income taxes	—	(3,581)	(41,946)
Provision for income tax	—	227	1,957
Loss from discontinued operations	—	(3,808)	(43,903)
Loss on sale of discontinued operations	$—	$(4,837)	$—

The Company did not have any assets or liabilities related to its discontinued operations on its consolidated balance sheets as of December 31, 2014 or December 31, 2013.

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Network equipment	$37,207	$31,670
Computer software	3,546	2,492
Computer equipment	2,699	1,411
Tools and test equipment	450	450
Furniture and fixtures	352	349
Leasehold improvements	1,533	1,484
Wireless equipment	6	6
	45,793	37,862
Less accumulated depreciation	(26,431)	(14,766)
	19,362	23,096
Construction in process	4,316	2,719
Property and equipment-net	$23,678	$25,815

The carrying value of long-lived assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

5.	RECEIVABLES

Receivables as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Receivables	$35,102	$21,785
Unbilled receivables	—	1,315
	35,102	23,100
Less allowance for doubtful accounts	(2,336)	(900)
Receivables—net of allowance for doubtful accounts	$32,766	$22,200

The Company historically invoiced customers for voice services occurring either through the 24th of each month or through the end of each month. For customers with the billing cycle ending on the 24th of each month, the Company accrued revenue each month for voice services from the 25th through the end of the month, resulting in unbilled receivables. The unbilled receivables at the end of each month are billed as part of the following month’s billing cycle. During the quarter ended December 31, 2014, the Company migrated all invoices previously billed on the cycle ended the 24th of each month to a calendar month.  As a result, there are no unbilled receivables as of December 31, 2014.

The allowance for doubtful accounts of $2.3 million as of December 31, 2014 increased $1.4 million from $0.9 million as of December 31, 2013 due to ongoing disputes with certain long-distance carriers that have challenged the validity of certain switched access charges.

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

Level 1 —Quoted prices for identical instruments in active markets.

Level 2 —Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3 —Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial assets by level in the fair value hierarchy as of December 31, 2014 and 2013 was as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,836	$—	$—	$71,836

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$41,827	$—	$—	$41,827

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all United States employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.5 million to this plan during each of the years ended December 31, 2014, 2013 and 2012.

8.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share.

Voting —Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends —Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock. On October 5, 2012, the Company declared a special cash dividend of $3.00 per outstanding share of common stock, or $96.7 million in the aggregate, which was paid on October 30, 2012 (the 2012 Special Dividend). On May 29, 2013, the Company declared a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million in the aggregate, which was paid on June 28, 2013 (the 2013 Special Dividend). On May 29, 2013, August 27, 2013 and December 4, 2013, the Company also announced the declaration of regular quarterly dividends of $0.0625 per outstanding share of common stock, which were paid on June 24, 2013, September 27, 2013 and December 30, 2013, respectively. In 2013 the Company paid $6.0 million as a result of regular quarterly dividends. Total 2013 aggregate dividend payments, inclusive of a special cash dividend and regular quarterly dividends, of $46.5 million includes $0.6 million related to the expected forfeitures of non-vested shares that the Company has recognized as compensation expense.

On February 27, 2014, May 21, 2014, August 13, 2014 and November 10, 2014, the Company also announced the declaration of regular quarterly dividends per outstanding share of common stock of $0.075, $0.075, $0.15 and $0.15, respectively.   The dividends were paid on March 27, 2014, June 26, 2014, September 24, 2014 and December 8, 2014, respectively. In 2014, the Company paid $14.9 million as a result of regular quarterly dividends. There was no special cash dividend declared in 2014 and the expected forfeitures of non-vested shares that the Company has recognized as compensation expense was less than $0.1 million.

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

Operating Leases —The Company leases its facilities and certain equipment under operating leases which expire through March 2026. Rental expense was $4.3 million, $5.2 million and $5.2 million for each of the years ended December 2014, 2013 and 2012, respectively.

The following table represents future lease payments under the operating leases:

December 31,	2014
2015	$4,354
2016	4,236
2017	3,697
2018	3,202
2019	3,098
Thereafter	7,254
Total	$25,841

Service Purchase Commitment – We have a service agreement with a major telecommunications service provider, where we have committed to purchase a minimum amount of service beginning September 1, 2015 through September 30, 2018.

Legal Proceedings —From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

Customer Dispute

In 2013, the Company was engaged in a dispute with a carrier to which it provides certain voice services. The carrier is one of the Company’s largest customers and claimed the Company had been improperly billing a certain tariffed rate element. At the time the customer initiated the dispute, the customer alleged that the improper billings totaled over $6.0 million.

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

Federal Securities Class Action

On August 9, 2013, a federal securities class action lawsuit was filed against the Company in the United States District Court for the Northern District of Illinois (Tamara Holding Ltd., individually and on behalf of All Other Persons Similarly Situated v. Inteliquent, Inc., f/k/a Neutral Tandem Inc., G. Edward Evans, Robert Junkroski, and David Zwick, 13-CV-5701). The plaintiff alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the matters addressed in an internal investigation conducted by the Audit Committee of the Company’s Board of Directors. On January 6, 2014, the plaintiff voluntarily dismissed the lawsuit without prejudice.

10.	CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may borrow under the revolving credit facility and use the funds for general corporate purposes. There were no obligations outstanding under the revolving credit facility at any time during the year ended December 31, 2014. As of December 31, 2014, the Company is in compliance with all of the covenants of the credit facility agreement.

11.	INCOME TAXES

Income (loss) before provision for income taxes, and the related provision for income taxes, for the years ended December 31 2014, 2013 and 2012, were as follows:

	Years Ended December 31,
	2014	2013	2012
Income (loss) before provision for income taxes	$63,226	$77,822	$(32,288)
Provision for income taxes
Current:
Federal	21,728	15,391	8,864
State	2,967	428	1,414
Total current	24,695	15,819	10,278
Deferred (prepaid):
Federal	(200)	(1,713)	(5,817)
State	208	(582)	1,934
Foreign	—	—	(4,437)
Total deferred	8	(2,295)	(8,320)
Total provision for income taxes	$24,703	$13,524	$1,958

The Company’s effective income tax rate was 39.1% for the year ended December 31, 2014, compared to 17.4% for the year ended December 31, 2013. This difference in rates results primarily due to the sale of the global data business during the year ended December 31, 2013. The change in the effective tax rate of 17.4% for the year ended December 31, 2013 compared to (6.1)% for the year ended December 31, 2012 was due to the sale of the global data business during the year ended December 31, 2013 and the goodwill impairment during the year ended December 31, 2012.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.4%	3.2%	2.1%
Illinois state EDGE credit net of valuation allowance	(0.2)%	(1.0)%	(4.7)%
Impact of sale of global data business	0.7%	(15.5)%	—
Goodwill impairment	—	—	(52.5)%
Americas Data assets allocation	—	(4.7)%	15.7%
Other	0.2%	0.4%	(1.7)%
Effective income tax rate	39.1%	17.4%	(6.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows:

	December 31,
	2014	2013
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$5,232	$9,084
State credit carry forward	2,380	2,577
Capital loss on sale of Tinet stock	21,580	21,405
Accrued other	3,075	2,484
Total deferred tax assets	32,267	35,550
Deferred tax liabilities:
Depreciation	(3,898)	(5,091)
Prepaids	(732)	(800)
Total deferred tax liabilities	(4,630)	(5,891)
Subtotal	27,637	29,659
Valuation allowance	(23,517)	(23,444)
Net deferred income tax asset	$4,120	$6,215

The Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required or should be adjusted. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, forecasts of future profitability, the duration of statutory carry-forward periods, the Company’s experience with tax attributes expiring unused and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance has been established against the deferred tax asset resulting from the sale of Tinet stock and a partial valuation allowance has been established against the deferred income tax asset related to the Illinois EDGE credit. The valuation allowance of $21.6 million was established for the deferred tax asset related to the capital loss from the sale of Tinet stock after weighing all available evidence, both positive and negative, including the potential for the Company to have sufficient capital gains to be offset by the capital losses during the five year carryforward period. The Company’s Illinois EDGE credit can also be carried forward five years. During the year ended December 31, 2014, the Company released $0.1 million of the valuation allowance related to the Illinois EDGE credit. The Company now has a partial valuation allowance of $1.9 million for the Illinois EDGE credit deferred income tax asset as the Company believes it is more likely than not that future taxable income will be insufficient to realize the full benefit of the credit.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2010. The IRS has completed an examination of the federal income tax return the Company filed for the year 2008.

The Company’s liabilities for uncertain tax positions were $0.1 million at December 31, 2014 and totaled less than $0.1 million at December 31, 2013. This difference results from uncertain tax positions related to the research and development credits earned for 2013 and 2014. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2014	2013
Balance at January 1	$40	$1,839
Increases related to prior periods	8	10
Increases related to current year	27	—
Decreases related to sale of the global data business	—	(1,809)
Balance on December 31	$75	$40

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as income tax expense.

12.	STOCK OPTIONS AND NON-VESTED SHARES

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4.7 million options and non-vested shares to directors, employees, and other individuals (whether or not employees) who render services to the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2014, the Company had granted a total of 1.7 million options and 0.4 million non-vested shares that remained outstanding under the 2007 Plan. Awards for 1.6 million shares, representing approximately 4.9% of the Company’s outstanding common stock as of December 31, 2014, remained available for additional grants under the 2007 Plan.

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

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the years ended December 31, 2014 and 2013, the Company granted less than 0.1 million and 0.7 million options at a weighted-average exercise price of $13.86 and $3.40, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2014, 2013 and 2012, fair value of stock options was measured using the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life	7.2 years	7.3 years	7.2 years
Risk-free interest rate	2.1%	1.3%	1.1% - 1.6%
Expected dividends	2.1%	0.0%	0.0%
Volatility	60.0%	45.0%	50.5% - 55.9%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $6.90, $1.64 and $1.40 for the years ended December 31, 2014, 2013 and 2012, respectively. The total grant date fair value of options that vested during years ended December 31, 2014, 2013 and 2012 was approximately $1.1 million, $2.4 million and $6.1 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $4.5 million, $0.9 million and $4.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

The following summarizes activity under the Company’s stock option plan:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — December 31, 2012	3,092	$14.64
Granted	716	3.40
Exercised	(206)	2.02
Cancelled	(611)	7.94
Options outstanding — December 31, 2013	2,991	12.91
Granted	41	13.86
Exercised	(1,096)	11.43
Cancelled	(221)	20.08
Options outstanding — December 31, 2014	1,715	$12.97	$12,580	5.23
Vested or expected to vest — December 31, 2014	1,704	$13.02	$12,422	5.21
Exercisable — December 31, 2014	1,220	$16.56	$4,906	4.05

The unrecognized compensation cost associated with options outstanding at December 31, 2014 and 2013 is $0.9 million and $1.7 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years as of December 31, 2014 and 2013.

Non-vested Shares

During the years ended December 31, 2014 and 2013, the Company’s Board of Directors granted approximately 0.2 million and 0.3 million non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the years ended December 31, 2014 and 2013 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — December 31, 2012	846	$11.31
Granted	332	5.50
Vested	(442)	11.45
Cancelled	(259)	6.79
Non-vested shares outstanding — December 31, 2013	477	$9.66
Granted	226	13.04
Vested	(307)	10.59
Cancelled	—	—
Non-vested shares outstanding — December 31, 2014	396	$10.87	$7,773
Non-vested shares vested or expected to vest —December 31, 2014	370	$10.87	$7,263

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $19.63 on December 31, 2014. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at December 31, 2014 and 2013 was $3.3 million and $3.9 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.0 years and 1.7 years as of December 31, 2014 and 2013, respectively.

Non-cash compensation expense of $4.3 million recorded during the year ended December 31, 2014 included $3.3 million related to non-vested restricted shares and $1.0 million related to options. Non-cash compensation expense of $6.2 million recorded during the year ended December 31, 2013 included $2.4 million related non-vested restricted shares and $3.8 million related to options.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment, which is to provide voice interconnection services via the Company’s telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has one operating segment.

The following is a summary of geographical information as of and for the year ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Revenue from external customers:
United States of America	$220,508	$209,310	$224,931
Other countries within Americas reporting unit	—	2,351	8,072
	$220,508	$211,661	$233,003
Long-lived assets:
United States of America	$23,678	$25,660	$43,823
Other countries	—	155	—
	$23,678	$25,815	$43,823

The Company includes property and equipment in its long-lived assets.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014
	1st	2nd	3rd	4th
Operating Results:
Revenue	$56,217	$54,881	$54,045	$55,365
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,890	23,129	23,016	23,960
Operations	7,307	7,202	7,432	7,355
Sales and marketing	676	818	1,048	722
General and administrative	3,800	5,254	3,645	4,141
Depreciation and amortization	3,141	3,010	2,985	2,681
(Gain) loss on sale of property and equipment	—	(31)	2	(31)
Loss on sale of Americas Data assets	1,081	—	—	—
Total operating expense	40,895	39,382	38,128	38,828
Income from operations	15,322	15,499	15,917	16,537
Other expense (income):
Interest expense	2	17	18	14
Other (income)	—	(2)	—	—
Total other expense	2	15	18	14
Income before provision for income taxes	15,320	15,484	15,899	16,523
Provision for income taxes	6,127	6,036	6,123	6,417
Net income	$9,193	$9,448	$9,776	$10,106
Per Share Data:
Earnings per common share-net income-basic	$0.28	$0.29	$0.30	$0.30
Earnings per common share-net income-diluted	$0.28	$0.28	$0.29	$0.30
Weighted average number of shares outstanding-basic	32,273	32,832	33,115	33,316
Weighted average number of shares outstanding-diluted	32,616	33,369	33,343	33,785

	2013
	1st	2nd	3rd	4th
Operating Results:
Revenue	$59,288	$53,449	$50,396	$48,528
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,636	24,053	22,027	24,151
Operations	7,798	7,508	7,182	6,107
Sales and marketing	2,034	1,526	1,090	904
General and administrative	4,499	4,535	6,071	3,667
Depreciation and amortization	4,513	3,699	3,293	3,147
Loss (gain) on sale of property and equipment	—	223	3	(34)
Gain on sale of Americas Data assets	—	(23,171)	—	(5,620)
Total operating expense	43,480	18,373	39,666	32,322
Income from operations	15,808	35,076	10,730	16,206
Other (income) expense:
Interest (income) expense	(39)	(13)	(1)	47
Other expense (income)	5	(4)	4	(1)
Total other (income) expense	(34)	(17)	3	46
Income from continuing operations before provision for income taxes	15,842	35,093	10,727	16,160
Provision for income taxes	3,606	741	4,177	5,000
Income from continuing operations	12,236	34,352	6,550	11,160
(Loss) income from discontinued operations, net of provision for income taxes (1)	(5,336)	(1,698)	(68)	3,294
Gain (loss) on sale of discontinued operations, net of provision for income taxes	—	794	(11)	(5,620)
Net income	$6,900	$33,448	$6,471	$8,834
Per Share Data:
Earnings per common share-continuing operations-basic	$0.38	$1.05	$0.20	$0.35
Earnings per common share-continuing operations-diluted	$0.38	$1.05	$0.20	$0.34
Loss per common share-discontinued operations-basic (1)	$(0.17)	$(0.03)	$—	$(0.07)
Loss per common share-discontinued operations-diluted (1)	$(0.16)	$(0.03)	$—	$(0.07)
Earnings per common share-net income-basic (1)	$0.21	$1.02	$0.20	$0.27
Earnings per common share-net income-diluted (1)	$0.21	$1.02	$0.20	$0.27
Weighted average number of shares outstanding-basic	32,337	31,629	32,262	32,194
Weighted average number of shares outstanding-diluted	32,453	31,629	32,557	32,501

(1)

Loss from discontinued operations, net of provision for income taxes, for the three months ended June 30, 2013 includes only one month of activity as compared to the three months in all preceding three-month periods.

15.  SUBSEQUENT EVENT

The Company announced on January 16, 2015 that the term of G. Edward Evans employment agreement with the Company dated April 1, 2011 (as amended, the “Employment Agreement”), will expire on March 31, 2015.

The Company and Mr. Evans may enter into written separation and consulting agreements in connection with Mr. Evan’s departure.  However, at the time of filing this Annual Report on Form 10-K, the terms of such agreements have not been finalized and therefore the Company has not yet determined the accounting impact of his departure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Deloitte & Touche’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 is set forth below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Inteliquent, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2015

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On February 23, 2015, the Company’s Compensation Committee increased the annual target bonus level under the Company’s annual cash incentive bonus plan for Mr. Kurt Abkemeier, the Company’s Chief Financial Officer and Executive Vice President, from 50% of such executive officer’s annual base salary to 60% of such executive officer’s annual base salary.   The First Amendment to Employment Agreement between the Company and Mr. Abkemeier dated February 23, 2015 reflecting this increase is attached hereto as Exhibit 10.29.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Inteliquent’s directors and executive officers is incorporated by reference from the information set forth in Inteliquent’s proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Inteliquent’s fiscal year ended December 31, 2014. For information pertaining to executive officers and directors of Inteliquent, refer to the “Management” section of Part 1, Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Inteliquent’s common stock and by each Inteliquent director, each Inteliquent named executive officer, and all directors and executive officers as a group, can be found in Inteliquent’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and non-vested shares (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders
Stock options	1,714,510	$12.97
Non-vested shares	396,223	$—
Total equity compensation plans approved by stockholders	2,110,733		1,633,945
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,110,773		1,633,945

Additional information relating to securities authorized under our equity compensation plans as of December 31, 2014 is set forth in Note 12 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2014, 2013 and 2012:

	Balance at	Charged to		Balance at
(In thousands)	January 1,	Earnings	Used	December 31,
2014
Allowance for doubtful accounts	$900	$1,925	$(489)	$2,336
2013
Allowance for doubtful accounts	$423	$900	$(423)	$900
2012
Allowance for doubtful accounts	$1,015	$423	$(1,015)	$423

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

10.14	Employment Agreement dated October 1, 2010, by and between Richard L. Monto and the Company (10)
10.15	Employment Agreement dated April 1, 2011, by and between G. Edward Evans and the Company (11)
10.16	Employment Agreement dated April 13, 2011, by and between John Harrington and the Company (11)
10.17	Employment Agreement dated October 1, 2012, by and between David Zwick and the Company (12)
10.18	Separation Agreement and General Release dated October 28, 2012, by and between Robert M. Junkroski and the Company (13)
10.19	Separation Agreement and General Release effective November 2, 2012 by and between Surendra Saboo and the Company (14)
10.20	Credit Agreement dated March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto. (15)
10.21	Letter Agreement, dated May 17, 2013, by and between the Company and Clinton Group, Inc. (16)

Exhibit Number	Description of Exhibit
10.22	Employment Agreement, dated January 20, 2014, by and between the Company and Kurt Abkemeier (17)
10.23	Second Amendment to Employment Agreement, dated May 8, 2014, by and between the Company and G. Edward Evans (18)
10.24	Employment Agreement, dated January 30, 2015, by and between the Company and John Schoder*
10.25	Employment Agreement, dated November 3, 2006, by and between the Company and Brett Scorza*
10.26	First Amendment to Employment Agreement, dated November 21, 2008, by and between the Company and Brett Scorza*
10.27	Employment Agreement, dated September 2, 2008, by and between the Company and John Bullock*
10.28	First Amendment to Employment Agreement, dated November 21, 2008, by and between the Company and John Bullock*
10.29	First Amendment to Employment Agreement, dated February 23, 2015, by and between the Company and Kurt Abkemeier*
21.1	Subsidiaries of the Registrant *
23.1	Consent of Deloitte & Touche LLP *
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 6, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 10-Q filed on August 27, 2013 and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 26, 2010 and incorporated herein by reference.
(5)	Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 7, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 4, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 8-K filed on October 29, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 2, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 20, 2013 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 21, 2014 and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s Form 8-K filed on May 8, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

INTELIQUENT, INC.

By:	/s/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on February 26, 2015.

Signature	Title

/ S / G. EDWARD EVANS G. Edward Evans	Chief Executive Officer and Director (Principal Executive Officer)

/ S / KURT J. ABKEMEIER Kurt J. Abkemeier	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/ S / JAMES P. HYNES James P. Hynes	Director, Chairman

/ S / EDWARD M. GREENBERG Edward M. Greenberg	Director

/ S / LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/ S / TIMOTHY A. SAMPLES Timothy A. Samples	Director

/ S / RIAN J. WREN Rian J. Wren	Director

/ S / JOSEPH A. BEATTY Joseph A. Beatty	Director
/ S / LAUREN F. WRIGHT Lauren F. Wright	Director