Form 10-Q
period 2015-03-31
Inteliquent, Inc.
filed 2015-04-23
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 10, 2015, 33,545,564 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$113,552	$104,737
Receivables — net of allowance of $2,284 and $2,336, respectively	33,515	32,766
Deferred income taxes-current	—	836
Prepaid expenses	2,643	2,198
Other current assets	879	1,320
Total current assets	150,589	141,857
Property and equipment—net	22,302	23,678
Restricted cash	345	345
Deferred income taxes-noncurrent	4,308	3,284
Other assets	1,500	1,007
Total assets	$179,044	$170,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,607
Accrued liabilities:
Taxes payable	1,491	1,263
Circuit cost	9,035	7,266
Rent	1,984	2,015
Payroll and related items	2,441	3,079
Other	1,265	897
Deferred income taxes-current	171	—
Total current liabilities	17,471	16,127
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,542 shares and 33,458 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	33	33
Less treasury stock, at cost; 3,351 shares at March 31, 2015 and December 31, 2014	(51,668)	(51,668)
Additional paid-in capital	219,002	217,628
Accumulated deficit	(5,794)	(11,949)
Total shareholders’ equity	161,573	154,044
Total liabilities and shareholders' equity	$179,044	$170,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Revenue	$55,054	$56,217
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	22,765	24,890
Operations	7,620	7,307
Sales and marketing	643	676
General and administrative	4,555	3,800
Depreciation and amortization	2,643	3,141
Loss on sale of property and equipment	33	—
Loss on sale of Americas data assets	—	1,081
Total operating expense	38,259	40,895
Income from operations	16,795	15,322
Other (income) expense:
Interest expense	16	2
Other (income) expense	(1,290)	—
Total other (income) expense	(1,274)	2
Income before provision for income taxes	18,069	15,320
Provision for income taxes	6,887	6,127
Net income	$11,182	$9,193
Earnings per share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.28
Weighted average number of shares outstanding:
Basic	33,496	32,273
Diluted	33,970	32,616
Dividends paid per share:	$0.150	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Operating
Net income	$11,182	$9,193
Adjustments to reconcile net income to net cash flows provided by (used for) operating activities:
Depreciation and amortization	2,643	3,141
Deferred income taxes	(17)	255
Loss on sale of property and equipment	33	—
Loss on sale of Americas data assets	—	1,081
Gain on settlement of Tinet escrow	(1,290)	—
Non-cash share-based compensation	1,778	1,024
Provision for uncollectible accounts	(30)	205
Excess tax benefit associated with share-based payments	(158)	(112)
Changes in assets and liabilities:
Receivables	(719)	(16,105)
Other current assets	(22)	(1,225)
Other noncurrent assets	(493)	48
Accounts payable	258	634
Accrued liabilities	3,134	(608)
Net cash provided by (used for) operating activities	16,299	(2,469)
Investing
Purchase of property and equipment	(2,089)	(2,582)
Proceeds from sale of property and equipment	26	—
Net cash used for investing activities	(2,063)	(2,582)
Financing
Proceeds from the exercise of stock options	72	1,343
Restricted shares withheld to cover employee taxes paid	(624)	(295)
Dividends paid	(5,027)	(2,434)
Excess tax benefit associated with share-based payments	158	112
Net cash used for financing activities	(5,421)	(1,274)
Net increase (decrease) in cash and cash equivalents	8,815	(6,325)
Cash and cash equivalents — Beginning	104,737	77,004
Cash and cash equivalents — Ending	$113,552	$70,679
Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,207	$6,579
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$567	$1,778

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

On April 30, 2013, the Company completed its divestiture of the global data business. The agreement governing the sale contained certain provisions governing post-closing adjustments to the purchase price. During the year ended December 31, 2014, the Company recorded a $1.1 million loss on the sale of the global data business as a result of the settlement with the buyer regarding the purchase price adjustments.

During the three months ended March 31, 2015, the Company received a $1.3 million payment from an escrow fund that had been established in connection with the Company’s purchase of the Tinet global data business in 2010.  The Company received this payment as a result of a settlement with the sellers of Tinet.  The settlement related to a dispute regarding the Company’s claim that certain tax liabilities were not properly represented to the Company at the time the transaction closed. This payment was recorded as other income in the Company’s Condensed Consolidated Statements of Income and as an operating cash inflow in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At March 31, 2015, the Company had $41.8 million of cash in banks and $71.8 million in three money market mutual funds. At December 31, 2014, the Company had $32.9 million of cash in banks and $71.8 million in three money market mutual funds.

Fair Value Measurements — Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values. The three-tier fair value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.3 million at both March 31, 2015 and December 31, 2014.

Property and Equipment — Property and equipment is recorded at cost. These values are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed below, the impairment of long-lived assets is periodically evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2014 or during the first three months of 2015.

Revenue Recognition — The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis, when collection is probable, based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock based upon the two-class method:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Numerator:
Net income	$11,182	$9,193
Denominator:
Weighted average common shares outstanding	33,496	32,273
Effect of dilutive securities:
Stock options and performance stock units	474	343
Denominator for diluted earnings per share	33,970	32,616
Earnings per share - net income
Basic - as reported	$0.33	$0.28
Diluted - as reported	$0.33	$0.28

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.6 million and 2.0 million were outstanding during the three months ended March 31, 2015 and March 31, 2014, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

For both the three months ended March 31, 2015 and 2014, the undistributed earnings allocable to participating securities were $0.1 million.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended March 31, 2015 and 2014 was $1.8 million and $1.0 million, respectively. Refer to Note 5, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

The fair value of non-vested shares is measured based upon the quoted closing market price for the stock on the date of grant. The compensation cost is recognized on a straight-line basis over the vesting period.

The fair value of each performance stock unit granted is estimated using a Monte Carlo pricing model. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and the applicable index. This model considers a risk-free interest rate, historical stock volatility, correlations of returns, and expected life. The risk-free interest rate reflects the yield on a U.S. Treasury bond commensurate with the expected life of the performance stock unit. The Company uses historic volatility and correlations to value awards. Market and service conditions must both be met in order for the performance stock units to vest.  As such, compensation cost will be recognized on a straight-line basis over the vesting period.  Except for termination of an individual’s service by the Company without cause in certain circumstances, termination of an individual’s service prior to fulfilling the requisite service period will result in forfeiture of units and compensation cost will be reversed.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. This ASU requires retrospective application and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s condensed consolidated financial statements or disclosures.

3. LEGAL PROCEEDINGS

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matter discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

OTT Access Charge Dispute

On November 18, 2011, the Federal Communications Commission (the “FCC”) issued an order establishing, among other things, an intercarrier compensation framework for the exchange of switched access traffic.  In its order, the FCC attempted to clarify the circumstances under which local exchange carriers are eligible to receive access charges when they deliver access traffic in partnership with entities that provide service using so-called Voice over Internet Protocol, or (“VoIP”) technology.  The FCC determined that, under certain circumstances, local exchange carriers are eligible to receive access charges when delivering access traffic in partnership with VoIP providers.  The FCC has referred to its determination on this issue as the “VoIP Symmetry Rule.”

Subsequent to the FCC’s November 2011 order, further disputes developed within the industry concerning the interpretation of the VoIP Symmetry Rule.  A number of long-distance carriers took the position that, notwithstanding the VoIP Symmetry Rule, local exchange carriers were still not eligible to receive access charges when delivering access traffic in partnership with VoIP providers that deliver service using so-called over-the-top, or (“OTT”) technology.

On February 11, 2015, the FCC released an order clarifying that, pursuant to its VoIP Symmetry Rule, local carriers are entitled to receive access charges when delivering access traffic in partnership with VoIP providers that utilize OTT technology under certain circumstances.  We have disputes with several long distance carriers regarding the payment of access charges relating to the origination and termination of traffic to VoIP providers that utilize OTT technology.  Management has made judgments as to our ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed probable.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 38.1% and 40.0% for the three months ended March 31, 2015 and 2014, respectively.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

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

5. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for the issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2015, the Company had granted a total of 1.8 million options, 0.4 million non-vested shares, and less than 0.1 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.1 million shares, representing approximately 6.4% of the Company’s outstanding common stock as of March 31, 2015, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended March 31, 2015, the Company granted less than 0.1 million options at a weighted average exercise price of $15.49. During the three months ended March 31, 2014, the Company granted less than 0.1 million options at a weighted average exercise price of $13.86.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used for estimating the fair value of options for the three months ended March 31, 2015 and March 31, 2014:

	March 31,	March 31,
	2015	2014
Expected life	7.0 years	7.2 years
Risk-free interest rate	1.8%	2.1%
Expected dividends	3.9%	2.1%
Volatility	50.3%	60.0%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the three months ended March 31, 2015 and 2014 was $5.39 and $6.90, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2015 and 2014 was approximately $0.5 million. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $0.1 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2015 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2015	1,715	$12.97
Granted	55	15.49
Exercised	(7)	10.73
Cancelled	(2)	15.99
Options outstanding — March 31, 2015	1,761	$13.05	$8,021	5.08
Vested or expected to vest — March 31, 2015	1,750	$13.09	$7,925	5.06
Exercisable — March 31, 2015	1,378	$15.11	$4,149	4.28

The unrecognized compensation cost associated with options outstanding at March 31, 2015 and December 31, 2014 was $1.0 million and $0.9 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.7 years and 2.1 years as of March 31, 2015 and December 31, 2014, respectively.

Non-vested Shares

During both the three months ended March 31, 2015 and 2014, the Company granted 0.1 million non-vested shares, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a period ranging from upon date of grant to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2015 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2015	396	$10.87
Granted	113	16.52
Vested	(101)	13.17
Cancelled	—	—
Non-vested shares outstanding — March 31, 2015	408	$11.87	$6,422
Non-vested shares vested or expected to vest —March 31, 2015	379	$11.87	$5,965

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $15.74 on March 31, 2015. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $3.6 million and $3.3 million at March 31, 2015 and December 31, 2014, respectively. The weighted average remaining term that the compensation will be recorded was 2.4 years and 2.0 years as of March 31, 2015 and December 31, 2014, respectively.

Performance Stock Units

During the three months ended March 31, 2015, the Company awarded less than 0.1 million performance stock units to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were issued in three tranches under the 2007 Plan. Performance is determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. At the end of the performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods as determined by the Company’s Compensation Committee. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.

A summary of the Company’s performance stock unit activity and related information for the three months ended March 31, 2015 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2015	—	$—
Granted	77	21.28
Vested	—	—
Cancelled	—	—
Performance stock units outstanding — March 31, 2015	77	$21.28

The unrecognized compensation cost associated with performance stock units outstanding at March 31, 2015 was $1.6 million. The weighted average remaining term that the compensation will be recorded is 2.3 years as of March 31, 2015.

On January 16, 2015, the Company announced that Mr. Evans will be departing as Chief Executive Officer in connection with the upcoming expiration of his employment agreement. On March 20, 2015, Mr. Evans entered into an interim employment agreement effective as of April 1, 2015. Under the interim employment agreement, Mr. Evans will continue to serve as the Company’s Chief Executive Officer on an interim basis during a term that commences on April 1, 2015 and expires the earlier of: (a) thirty (30) days after Mr. Evans delivers a notice of termination to the Company; (b) up to thirty (30) days after the Company delivers a notice of termination to Mr. Evans; or (c) September 1, 2015 (the “Interim Employment Period”).  The interim employment agreement provides for an annual salary of $1,029,600 and no discretionary annual incentive cash bonus. Upon the termination of the Interim Employment Period, the Company will be obligated to pay to Mr. Evans any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the annual salary rate of $514,800. In addition, upon the termination of the Interim Employment Period, any unvested equity awards received by Mr. Evans that would have vested within eighteen (18) months of the termination date of the interim employment agreement will become immediately vested on the day after such termination date. Any stock option awards that become vested pursuant to the interim employment agreement will expire six (6) months after the termination date.  As the agreement with Mr. Evans was effective April 1, 2015, there were no accounting implications to the financial statements for the three months ended March 31, 2015.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of March 31, 2015 and December 31, 2014 was as follows:

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,838	$—	$—	$71,838

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,836	$—	$—	$71,836

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility at any time during the year ended December 31, 2014 or during the three months ended March 31, 2015. As of March 31, 2015, the Company is currently in compliance with all of the covenants of the credit facility agreement.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company operates in one industry segment which is to provide voice interconnection services via the Company’s telecommunications network to fulfill customer agreements. Therefore, the Company has concluded that it has one operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; the ability to identify and successfully attract a highly qualified successor to the Chief Executive Officer and his or her future performance; the length of time required to complete an executive search; cooperation by key parties during the Chief Executive Officer transition process; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; the possibility that the Securities and Exchange Commission may disagree with the Audit Committee’s findings and may require a restatement of financial statements or additional or different remediation; the possibility of litigation or other actions related to the impairment charge and financial forecasting practices that were subject to investigation by the Audit Committee and related matters; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On April 30, 2013, we completed our divestiture of the global data business. The agreement governing the sale contained certain provisions governing post-closing adjustments to the purchase price. During the year ended December 31, 2014, we recorded a $1.1 million loss on the sale of the global data business as a result of the settlement with the buyer regarding the purchase price adjustments.

Our Voice Services

We provide the following voice services:

•

Local Transit Service. Prior to the commencement of our operations in 2004, competitive carriers generally had two alternatives to send local voice traffic to other competitive carriers’ networks: sending the traffic indirectly through the tandems of an Incumbent Local Exchange Carrier (“ILEC”) or directly through connected switch pairs, commonly referred to as “direct connects.”  We established our company to offer an alternative to these options and better facilitate the exchange of local traffic between competitive carriers by using our tandem switches instead of the ILECs’ tandems or direct connects.  Since initially marketing our local transit service in several major markets, we have expanded our coverage and now provide local transit service in almost all markets in the contiguous United States, Hawaii and Puerto Rico.

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

On November 18, 2011, the FCC issued an order establishing, among other things, an intercarrier compensation framework for terminating switched access traffic.  Under the framework, when an end user subscribes to a local carrier’s services, most intercarrier compensation that the local carrier receives from interexchange carriers for terminating switched access traffic will be reduced to zero over a transition period which began on July 1, 2012 and concludes on July 1, 2018.

Where a carrier only provides the terminating tandem access service, or intermediate interconnection between the interexchange carrier and the terminating local carrier, the tandem provider’s rates are not reduced to zero under the FCC’s November 18, 2011 order.  However, under the FCC’s order, the intercarrier compensation that the tandem carrier receives for terminating this switched access traffic was capped at the interstate rate in effect as of July 1, 2013.

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

The Need for Our Services

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

The tandem switching services offered by ILECs consist of local transit services, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit services to competitive carriers. ILECs generally set per minute rates and other charges for tandem transit services according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November

2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to elimination of, terminating switched access charges. For a further discussion on the FCC’s order, see “Regulatory Treatment of Certain Intercarrier Compensation” above. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of March 31, 2015. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

Revenue

We generate revenue from sales of our voice services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis, when collection is probable, based upon minutes of traffic switched by the network by each customer, which is referred to as minutes of use.

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

Operating Expense

Operating expense includes network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, loss on sale of property and equipment, and loss on sale of Americas data assets.

Network and Facilities Expense. Our network and facilities expense includes transport capacity, or circuits, signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support the physical location where we house our switch, which is referred to in the industry as a point of presence (“POP”). We do not defer or capitalize any costs associated with the start-up of a new POP. The start-up of an additional POP can take between three months to six months. During this time, we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Loss on Sale of Americas Data Assets. During the three months ended March 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with the buyer. Refer to Note 1 “Description of the Business” for more information regarding the sale of the global data business.

Total Other (Income) Expense. Total other (income) expense includes interest income and expense as well as other income and expense.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 26, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2015.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Revenue	$55,054	$56,217
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	22,765	24,890
Operations	7,620	7,307
Sales and marketing	643	676
General and administrative	4,555	3,800
Depreciation and amortization	2,643	3,141
Loss on sale of property and equipment	33	—
Loss on sale of Americas data assets	—	1,081
Total operating expense	38,259	40,895
Income from operations	16,795	15,322
Other (income) expense:
Interest expense	16	2
Other (income) expense	(1,290)	—
Total other (income) expense	(1,274)	2
Income before provision for income taxes	18,069	15,320
Provision for income taxes	6,887	6,127
Net income	$11,182	$9,193

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. Revenue decreased to $55.1 million in the three months ended March 31, 2015 from $56.2 million in the three months ended March 31, 2014, representing a decrease of 2.0%.

The decrease in voice revenue is primarily due to a 6.5% decrease in the average rate per minute of $0.00159 for the three months ended March 31, 2015, compared to the average rate per minute of $0.00170 for the three months ended March 31, 2014. Partially offsetting the decrease in average rate per minute, the minutes of use increased by 4.8% to 34.7 billion minutes for the three months ended March 31, 2015, compared to 33.1 billion minutes for the three months ended March 31, 2014.

Operating Expenses. Operating expenses for the three months ended March 31, 2015 decreased 9.5% to $38.3 million, a decrease of $2.6 million, compared to $40.9 million for the three months ended March 31, 2014. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses decreased to $22.8 million in the three months ended March 31, 2015, or 41.4% of revenue, from $24.9 million in the three months ended March 31, 2014, or 44.3% of revenue. The $2.1 million decrease was primarily due to a decrease in termination costs as a result of efforts to maximize margin on the settlement costs we pay to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $7.6 million in the three months ended March 31, 2015, or 13.8% of revenue, from $7.3 million in the three months ended March 31, 2014, or 13.0% of revenue. The increase of $0.3 million in our operations expenses for the three months ended March 31, 2015 primarily resulted from an increase in payroll due to additional headcount.

Sales and Marketing Expense. Sales and marketing expense decreased to $0.6 million in the three months ended March 31, 2015, or 1.1% of revenue, compared to $0.7 million in the three months ended March 31, 2014, or 1.2% of revenue.  There were no notable fluctuations to the Company’s Sales and Marketing operating expenses.

General and Administrative Expense. General and administrative expense increased to $4.6 million in the three months ended March 31, 2015, or 8.3% of revenue, compared with $3.8 million in the three months ended March 31, 2014, or 6.8% of revenue. The increase of $0.8 million in general and administrative expense for the three months ended March 31, 2015 was primarily due to a $0.6 million increase in non-cash compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $2.6 million in the three months ended March 31, 2015, or 4.7% of revenue, compared to $3.1 million in the three months ended March 31, 2014, or 5.5% of revenue.

The decrease of $0.5 million in our depreciation and amortization expense resulted from a lower depreciable base of our assets due to lower capital expenditures.

Loss on Sale of Property and Equipment. Loss on sale of property and equipment was less than $0.1 million for both the three months ended March 31, 2015 and 2014.

Loss on Sale of Americas Data Assets. During the three months ended March 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with the buyer.  Refer to Note 1 “Description of the Business” for more information regarding the sale of the global data business.

Total Other (Income) Expense. During the three months ended March 31, 2015, we recorded $1.3 million of other income from the receipt of an escrow fund, compared to less than $0.1 million of expense for the three months ended March 31, 2014.  Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $6.9 million for the three months ended March 31, 2015 reflected an increase of $0.8 million, compared to $6.1 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 38.1% and 40.0%, respectively.

Liquidity and Capital Resources

At March 31, 2015, we had $113.6 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2014, we had $104.7 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	March 31,	March 31,
	2015	2014
Cash flows provided by (used for) operating activities	$16,299	$(2,469)
Cash flows used for investing activities	(2,063)	(2,582)
Cash flows used for financing activities	(5,421)	(1,274)

Cash flows from operating activities

Net cash provided by operating activities was $16.3 million for the three months ended March 31, 2015, compared to net cash used for operating activities of $2.5 million for the three months ended March 31, 2014. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The increase in operating cash flow is primarily due to timing of customer payments, whereas there was a significant increase in accounts receivable in prior year due to a change in one of our largest customer’s payment terms.

Cash flows from investing activities

Net cash used for investing activities was $2.1 million for the three months ended March 31, 2015, compared to net cash used for investing activities of $2.6 million for the three months ended March 31, 2014. The change in cash flows from investing activities was primarily the result of a reduction in the amount of equipment purchased to support the voice business.

In 2015, capital expenditures are expected to be approximately $11.0 million to $13.0 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $5.4 million for the three months ended March 31, 2015, compared to net cash used for financing activities of $1.3 million for the three months ended March 31, 2014. The changes in cash flow used for financing activities are primarily the result of an increase in cash outflows from dividend payments, as well as a decrease in cash inflows from the exercise of stock options. During the three months ended March 31, 2014 we paid a regular dividend of $0.075 per outstanding share of common stock, or $2.4 million in aggregate, compared to the three months ended March 31, 2015 in which we paid a regular dividend of $0.15 per outstanding share of common stock, or $5.0 million in aggregate. Additionally, we received $1.3 million of cash in the three months ended March 31, 2014 due to the exercise of stock options, compared to less than $0.1 million in the three months ended March 31, 2015.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities which would require additional debt or equity financing.

Dividends

On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.075 per outstanding share of our common stock. On August 13, 2014, we announced a further increase to our regular quarterly dividend to $0.15 per outstanding share of our common stock. Assuming our board of directors does not make any change to the current regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.60 per outstanding share and an outstanding common stock share balance of approximately 33.5 million is $20.1 million.

Cash and Cash Equivalents

At March 31, 2015, we had $41.8 million of cash in banks and $71.8 million in cash and cash equivalents invested in three money market mutual funds. At December 31, 2014, we had $32.9 million of cash in banks and $71.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three months ended March 31, 2015 and 2014.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $113.9 million at March 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2015, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, there had been no material change in this information, except for the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report.

The adoption of IP switching technologies could result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice services.

With the adoption of new technologies, more carriers are moving to an IP-based interface, because directly connecting between two IP-based carriers at one or only several points is less complex and costs significantly less than establishing multiple direct time division multiplexing (“TDM”) connections between carriers’ switch pairs.  Many of our largest customers have converted or are rapidly moving to convert their networks to an all IP-interface, thus eliminating their more expensive TDM connections and increasing the likelihood of direct IP connections occurring. Moreover, since these direct IP connections could be used to connect all or a portion of entire networks, it increases the likelihood that a customer could use IP connections to connect their entire network to only one or a limited number of vendors.  These vendors could then provide all of that customer’s voice services, as opposed to historically, where a customer may have selected multiple vendors to provide their voice services.  If an existing customer replaced us with one or a limited number of vendors to provide all of that customer’s voice services, it would result in lost revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, prospects, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	2015 Form of TSR Performance Stock Unit Grant Agreement, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on March 17, 2015 and incorporated herein by reference.
Exhibit 10.2

Interim Employment Agreement, dated March 20, 2015, by and between the Company and G. Edward Evans, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on March 23, 2015 and incorporated herein by reference.

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

INTELIQUENT, INC.

Date: April 23, 2015	By:	/S/ G. EDWARD EVANS
G. Edward Evans, Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2015	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)