Form 10-Q
period 2015-06-30
Inteliquent, Inc.
filed 2015-07-23
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 10, 2015, 33,594,362 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$119,602	$104,737
Receivables — net of allowance of $2,284 and $2,336, respectively	32,093	32,766
Deferred income taxes-current	—	836
Prepaid expenses	2,248	2,198
Other current assets	659	1,320
Total current assets	154,602	141,857
Property and equipment—net	22,744	23,678
Restricted cash	345	345
Deferred income taxes-noncurrent	5,077	3,284
Other assets	1,282	1,007
Total assets	$184,050	$170,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,894	$1,607
Accrued liabilities:
Taxes payable	1,237	1,263
Circuit cost	6,136	7,266
Rent	1,959	2,015
Payroll and related items	3,588	3,079
Other	1,383	897
Deferred income taxes-current	167	—
Total current liabilities	16,364	16,127
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,594 shares and 33,458 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	33	33
Less treasury stock, at cost; 3,351 shares at June 30, 2015 and December 31, 2014	(51,668)	(51,668)
Additional paid-in capital	220,154	217,628
Accumulated deficit	(833)	(11,949)
Total shareholders’ equity	167,686	154,044
Total liabilities and shareholders' equity	$184,050	$170,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$52,886	$54,881	$107,940	$111,098
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	21,295	23,129	44,060	48,019
Operations	7,391	7,202	15,011	14,509
Sales and marketing	765	818	1,408	1,494
General and administrative	4,942	5,254	9,497	9,054
Depreciation and amortization	2,600	3,010	5,243	6,151
Gain on sale of property and equipment	(149)	(31)	(116)	(31)
Loss on sale of Americas data assets	—	—	—	1,081
Total operating expense	36,844	39,382	75,103	80,277
Income from operations	16,042	15,499	32,837	30,821
Other expense (income):
Interest expense	11	17	27	19
Other income	—	(2)	(1,290)	(2)
Total other expense (income)	11	15	(1,263)	17
Income before provision for income taxes	16,031	15,484	34,100	30,804
Provision for income taxes	6,031	6,036	12,918	12,163
Net income	$10,000	$9,448	$21,182	$18,641
Earnings per share:
Basic	$0.30	$0.29	$0.63	$0.57
Diluted	$0.29	$0.28	$0.62	$0.57
Weighted average number of shares outstanding:
Basic	33,568	32,832	33,532	32,554
Diluted	34,033	33,369	33,988	32,892
Dividends paid per share:	$0.150	$0.075	$0.300	$0.150

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Operating
Net income	$21,182	$18,641
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,243	6,151
Deferred income taxes	(790)	1,334
Gain on sale of property and equipment	(116)	(31)
Loss on sale of Americas data assets	—	1,081
Gain on settlement of Tinet escrow	(1,290)	—
Non-cash share-based compensation	2,711	2,110
(Benefit) Provision for uncollectible accounts	(30)	1,443
Excess tax benefit associated with share-based payments	(313)	(753)
Changes in assets and liabilities:
Receivables	753	(11,523)
Other current assets	593	(849)
Other noncurrent assets	(275)	(16)
Accounts payable	868	(104)
Accrued liabilities	1,384	(2,570)
Net cash provided by operating activities	29,920	14,914
Investing
Purchase of property and equipment	(4,930)	(5,267)
Proceeds from sale of property and equipment	125	33
Increase in restricted cash	—	(220)
Net cash used for investing activities	(4,805)	(5,454)
Financing
Proceeds from the exercise of stock options	253	7,720
Restricted shares withheld to cover employee taxes paid	(750)	(477)
Dividends paid	(10,066)	(4,925)
Excess tax benefit associated with share-based payments	313	753
Net cash (used for) provided by financing activities	(10,250)	3,071
Net increase in cash and cash equivalents	14,865	12,531
Cash and cash equivalents — Beginning	104,737	77,004
Cash and cash equivalents — Ending	$119,602	$89,535
Supplemental disclosure of cash flow information:
Cash paid for taxes	$13,164	$14,261
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$767	$621

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

During the three months ended March 31, 2015, the Company received a $1.3 million payment from an escrow fund that had been established in connection with the Company’s purchase of the Tinet global data business in 2010.  The Company received this payment as a result of a settlement with the sellers of Tinet.  The settlement related to a dispute regarding the Company’s claim that certain tax liabilities were not properly represented to the Company at the time the transaction closed. This payment was recorded as other income in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and the six months ended June 30, 2015, and as an operating cash inflow in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidated statements of income for the three months and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At June 30, 2015, the Company had $22.8 million of cash in banks and $96.8 million in three money market mutual funds. At December 31, 2014, the Company had $32.9 million of cash in banks and $71.8 million in three money market mutual funds.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.3 million at both June 30, 2015 and December 31, 2014.

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

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2014 or during the three months and six months ended June 30, 2015.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock based upon the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$10,000	$9,448	$21,182	$18,641
Denominator:
Weighted average common shares outstanding	33,568	32,832	33,532	32,554
Effect of dilutive securities:
Stock options and performance stock units	465	537	456	338
Denominator for diluted earnings per share	34,033	33,369	33,988	32,892
Earnings per share - net income
Basic - as reported	$0.30	$0.29	$0.63	$0.57
Diluted - as reported	$0.29	$0.28	$0.62	$0.57

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.7 million and 0.6 million were outstanding during the three months ended June 30, 2015 and 2014, respectively, while, 0.7 million and 1.5 million were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million and $0.1 million for both the three months and six months ended June 30, 2015, respectively.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended June 30, 2015 and 2014 was $0.9 million and $1.1 million, respectively. The amount of non-cash share-based expense recorded in the six months ended June 30, 2015 and 2014 was $2.7 million and $2.1 million, respectively.  Refer to Note 5, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s condensed consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, which requires debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. This ASU requires retrospective application and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company has assessed the impact of this standard and does not believe that it will have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the FASB Accounting Standards Codification (the “Codification”). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company’s condensed consolidated financial statements or disclosures.

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

On February 11, 2015, the FCC released an order clarifying that, pursuant to its VoIP Symmetry Rule, local carriers are entitled to receive access charges when delivering access traffic in partnership with VoIP providers that utilize OTT technology under certain circumstances.  This order has been appealed to a federal appellate court.  We have disputes with a number of long distance carriers regarding the payment of access charges relating to the origination and termination of traffic to VoIP providers that utilize OTT technology.  Management has made judgments as to our ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed reasonably assured.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 37.6% and 37.9% for the three months and six months ended June 30, 2015, compared to 39.0% and 39.5% for the three months and six months ended June 30, 2014.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

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

The Company files U.S. federal, state and local income tax returns in the jurisdictions in which it is required to do so.  With few exceptions, the Company is no longer subject to an audit of its tax filings for years before 2010.  The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s 2013 federal income tax return.  As of June 30, 2015, the IRS has not proposed any material adjustments to such income tax return.  Audit outcomes and timing of audit settlements are subject to significant uncertainty.  It is reasonably possible that within the next twelve months, the Company will resolve any matters that may arise during the audit of the Company’s 2013 federal income tax return.

5. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provided for the issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2015, the Company had granted a total of 1.7 million options, 0.4 million non-vested shares, and 0.1 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.1 million shares, representing approximately 6.2% of the Company’s outstanding common stock as of June 30, 2015, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended June 30, 2015, the Company granted less than 0.1 million options at a weighted average exercise price of $18.41.  During the six months ended June 30, 2015, the Company granted 0.1 million options at a weighted average exercise price of $17.02. During the three months ended June 30, 2014, the Company did not grant any options.  During the six months ended June 30, 2014, the Company granted less than 0.1 million options at a weighted average exercise price of $13.86.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used for estimating the fair value of options for the six months ended June 30, 2015 and June 30, 2014:

	June 30,	June 30,
	2015	2014
Expected life	7.0 years	7.2 years
Risk-free interest rate	1.9%	2.1%
Expected dividends	3.7%	2.1%
Volatility	49.6%	60.0%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the six months ended June 30, 2015 and 2014 was $6.03 and $6.90, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2015 and 2014 was approximately $0.5 million and $0.7 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $0.1 million and $3.0 million during the six months ended June 30, 2015 and 2014, respectively.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2015 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2015	1,715	$12.97
Granted	124	17.02
Exercised	(20)	12.80
Cancelled	(80)	3.78
Options outstanding — June 30, 2015	1,739	$13.64	$10,098	4.91
Vested or expected to vest — June 30, 2015	1,731	$13.65	$10,041	4.89
Exercisable — June 30, 2015	1,443	$14.50	$7,444	4.22

The unrecognized compensation cost associated with options outstanding at June 30, 2015 and December 31, 2014 was $1.1 million and $0.9 million, respectively. The weighted average remaining term that the compensation will be recorded is 3.1 years and 2.1 years as of June 30, 2015 and December 31, 2014, respectively.

Non-vested Shares

During the three and six months ended June 30, 2015, the Company granted 0.1 million and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. During the three and six months ended June 30, 2014, the Company granted 0.1 million and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a period ranging from upon date of grant to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2015 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2015	396	$10.87
Granted	168	17.10
Vested	(173)	13.04
Cancelled	(8)	3.41
Non-vested shares outstanding — June 30, 2015	383	$12.78	$7,047
Non-vested shares vested or expected to vest —June 30, 2015	356	$12.78	$6,550

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $18.40 on June 30, 2015. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $3.9 million and $3.3 million at June 30, 2015 and December 31, 2014, respectively. The weighted average remaining term that the compensation will be recorded was 2.3 years and 2.0 years as of June 30, 2015 and December 31, 2014, respectively.

Performance Stock Units

During the three and six months ended June 30, 2015, the Company awarded less than 0.1 and 0.1 million performance stock units, respectively, to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were issued in three tranches under the 2007 Plan. Performance is determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. At the end of the performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.

A summary of the Company’s performance stock unit activity and related information for the six months ended June 30, 2015 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2015	—	$—
Granted	119	22.94
Vested	—	—
Cancelled	—	—
Performance stock units outstanding — June 30, 2015	119	$22.94

The unrecognized compensation cost associated with performance stock units outstanding at June 30, 2015 was $2.4 million. The weighted average remaining term that the compensation will be recorded is 1.9 years as of June 30, 2015.

On January 16, 2015, the Company announced that Mr. Evans would be departing as its Chief Executive Officer in connection with the upcoming expiration of his employment agreement. On March 20, 2015, Mr. Evans entered into an interim employment agreement effective as of April 1, 2015. Under the interim employment agreement, Mr. Evans continued to serve as the Company’s Chief Executive Officer on an interim basis during a term that commenced on April 1, 2015 (the “Interim Employment Period”).  The interim employment agreement provided for an annual salary of $1,029,600 and no discretionary annual incentive cash bonus.

On June 5, 2015, the Company announced that it had appointed Matthew Carter, Jr. to serve as its new Chief Executive Officer, and, as a result, Mr. Evans’ employment with the Company terminated effective June 22, 2015.  Upon the termination of the Interim Employment Period (subject to Mr. Evans entering into a customary agreement releasing the Company from all claims, demands and causes of action (the “General Release”)) the Company became obligated to pay to Mr. Evans any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the annual salary rate of $514,800. In addition, upon the termination of the Interim Employment Period (subject to Mr. Evans entering into the General Release), any unvested equity awards received by Mr. Evans that would have vested within eighteen (18) months of the termination date of the interim employment agreement become immediately vested. Also, any stock option awards that become vested pursuant to the interim employment agreement will expire six (6) months after the termination date.   During the three and six months ended June 30, 2015, the Company recorded $0.5 million of severance expense and $0.1 million in accelerated non-cash compensation related to the termination of Mr. Evans’ employment with the Company.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of June 30, 2015 and December 31, 2014 was as follows:

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$96,845	$—	$—	$96,845

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,836	$—	$—	$71,836

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility during the six months ended June 30, 2015 or at any time during the year ended December 31, 2014. As of June 30, 2015, the Company is currently in compliance with all of the covenants of the credit facility agreement.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of June 30, 2015. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

Revenue

We generate revenue from sales of our voice services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. Voice revenue is recorded each month on an accrual basis, when collection is reasonably assured, based upon minutes of traffic switched by the network by each customer, which is referred to as minutes of use.

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

Operating Expense

Operating expense includes network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, gain on sale of property and equipment, and loss on sale of Americas data assets.

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

Gain on Sale of Property and Equipment. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, we record a gain on disposal.

Loss on Sale of Americas Data Assets. During the three months ended March 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of the settlement with the buyer. Refer to Note 1 “Description of the Business” for more information regarding the sale of the global data business.

Total Other Expense (Income). Total other expense (income) includes interest income and expense as well as other income and expense.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 26, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2015.

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue	$52,886	$54,881	$107,940	$111,098
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	21,295	23,129	44,060	48,019
Operations	7,391	7,202	15,011	14,509
Sales and marketing	765	818	1,408	1,494
General and administrative	4,942	5,254	9,497	9,054
Depreciation and amortization	2,600	3,010	5,243	6,151
Gain on sale of property and equipment	(149)	(31)	(116)	(31)
Loss on sale of Americas data assets	—	—	—	1,081
Total operating expense	36,844	39,382	75,103	80,277
Income from operations	16,042	15,499	32,837	30,821
Other expense (income) :
Interest expense	11	17	27	19
Other income	—	(2)	(1,290)	(2)
Total other expense (income)	11	15	(1,263)	17
Income before provision for income taxes	16,031	15,484	34,100	30,804
Provision for income taxes	6,031	6,036	12,918	12,163
Net income	$10,000	$9,448	$21,182	$18,641

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Revenue decreased to $52.9 million in the three months ended June 30, 2015 from $54.9 million in the three months ended June 30, 2014, representing a decrease of 3.6%.

The decrease in voice revenue is primarily due to a 4.9% decrease in the average rate per minute of $0.00154 for the three months ended June 30, 2015, compared to the average rate per minute of $0.00162 for the three months ended June 30, 2014. The decrease in the average rate per minute was partially offset by a 1.2% increase in the minutes of use to 34.3 billion minutes for the three months ended June 30, 2015, compared to 33.9 billion minutes for the three months ended June 30, 2014.

Operating Expenses. Operating expenses for the three months ended June 30, 2015 decreased 6.6% to $36.8 million, a decrease of $2.6 million, compared to $39.4 million for the three months ended June 30, 2014. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses decreased to $21.3 million in the three months ended June 30, 2015, or 40.3% of revenue, from $23.1 million in the three months ended June 30, 2014, or 42.1% of revenue. The $1.8 million decrease was primarily due to decreased network costs as a result of optimization efforts and lower termination costs as a result of a traffic mix shift.

Operations Expenses. Operations expenses increased to $7.4 million in the three months ended June 30, 2015, or 14.0% of revenue, from $7.2 million in the three months ended June 30, 2014, or 13.1% of revenue. The increase of $0.2 million in our operations expenses for the three months ended June 30, 2015 primarily resulted from an increase in employee costs due to additional headcount.

Sales and Marketing Expense. Sales and marketing expense remained consistent at $0.8 million, or 1.5% of revenue, for both the three months ended June 30, 2015 and the three months ended June 30, 2014.  There were no notable fluctuations in sales and marketing expenses.

General and Administrative Expense. General and administrative expense decreased to $4.9 million in the three months ended June 30, 2015, or 9.3% of revenue, compared with $5.3 million in the three months ended June 30, 2014, or 9.7% of revenue. The decrease of $0.4 million in general and administrative expense for the three months ended June 30, 2015 was primarily due to a decrease in bad debt expense and a decrease in employee costs, largely offset by a non-recurring charge for the resolution of certain employee matters.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $2.6 million in the three months ended June 30, 2015, or 4.9% of revenue, compared to $3.0 million in the three months ended June 30, 2014, or 5.5% of revenue. The decrease of $0.4 million in our depreciation and amortization expense resulted from a lower depreciable asset base due to more existing assets becoming fully depreciated in the current period coupled with lower capital expenditures.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was $0.1 million and less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively.

Total Other Expense (Income). Total other expense (income) was less than $0.1 million for the three months ended June 30, 2015 and 2014.

Provision for Income Taxes. The provision for income taxes was $6.0 million for both the three months ended June 30, 2015 and the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 37.6% and 39.0%, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Revenue decreased to $107.9 million in the six months ended June 30, 2015 from $111.1 million in the six months ended June 30, 2014, representing a decrease of 2.9%.

The decrease in voice revenue is primarily due to a 6.0% decrease in the average rate per minute of $0.00156 for the six months ended June 30, 2015, compared to the average rate per minute of $0.00166 for the six months ended June 30, 2014. The decrease in the average rate per minute was partially offset by a 3.0% increase in minutes to 69.0 billion minutes for the six months ended June 30, 2015, compared to 67.0 billion minutes for the six months ended June 30, 2014.

Operating Expenses. Operating expenses for the six months ended June 30, 2015 decreased 6.5% to $75.1 million, a decrease of $5.2 million, compared to $80.3 million for the six months ended June 30, 2014. The components of operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses decreased to $44.1 million in the six months ended June 30, 2015, or 40.9% of revenue, from $48.0 million in the six months ended June 30, 2014, or 43.2% of revenue. The $3.9 million decrease was primarily due to decreased network costs as a result of optimization efforts and lower termination costs as a result of a traffic mix shift.

Operations Expenses. Operations expenses increased to $15.0 million in the six months ended June 30, 2015, or 13.9% of revenue, from $14.5 million in the six months ended June 30, 2014, or 13.1% of revenue. The increase of $0.5 million in our operations expenses for the six months ended June 30, 2015 primarily resulted from an increase in employee costs due to additional headcount, partially offset by reductions in maintenance expense resulting from a smaller asset base.

Sales and Marketing Expense. Sales and marketing expense decreased to $1.4 million in the six months ended June 30, 2015, or 1.3% of revenue, compared to $1.5 million in the six months ended June 30, 2014, or 1.4% of revenue.  There were no notable fluctuations in sales and marketing expenses.

General and Administrative Expense. General and administrative expense increased to $9.5 million in the six months ended June 30, 2015, or 8.8% of revenue, compared with $9.1 million in the six months ended June 30, 2014, or 8.2% of revenue. The increase of $0.4 million in general and administrative expense for the six months ended June 30, 2015 was primarily due to a non-recurring charge for the resolution of certain employee matters, largely offset by a decrease in bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $5.2 million in the six months ended June 30, 2015, or 4.8% of revenue, compared to $6.2 million in the six months ended June 30, 2014, or 5.6% of revenue. The decrease of $1.0 million in our depreciation and amortization expense resulted from a lower depreciable asset base due to more existing assets becoming fully depreciated in the current period coupled with lower capital expenditures.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was $0.1 million and less than $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Loss on Sale of Americas Data Assets. During the six months ended June 30, 2014, we recorded a $1.1 million loss on sale of the Americas data assets as a result of the settlement with the buyer.  Refer to Note 1 “Description of the Business” for more information regarding the sale of the global data business.

Total Other Expense (Income). During the six months ended June 30, 2015, we recorded $1.3 million of other income from the receipt of amounts held in an escrow fund, compared to less than $0.1 million of expense for the six months ended June 30, 2014.  Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $12.9 million for the six months ended June 30, 2015 reflected an increase of $0.7 million, compared to $12.2 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and 2014 was 37.9% and 39.5%, respectively.

Liquidity and Capital Resources

At June 30, 2015, we had $119.6 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2014, we had $104.7 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash flows provided by operating activities	$29,920	$14,914
Cash flows used for investing activities	(4,805)	(5,454)
Cash flows (used for) provided by financing activities	(10,250)	3,071

Cash flows from operating activities

Net cash provided by operating activities was $29.9 million for the six months ended June 30, 2015, compared to net cash provided by operating activities of $14.9 million for the six months ended June 30, 2014. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The increase in operating cash flow is primarily due to timing of customer payments, whereas there was a significant increase in accounts receivable in prior year due to a change in one of our largest customer’s payment terms.

Cash flows from investing activities

Net cash used for investing activities was $4.8 million for the six months ended June 30, 2015, compared to net cash used for investing activities of $5.5 million for the six months ended June 30, 2014. The change in cash flows from investing activities was primarily the result of a reduction in the amount of equipment purchased to support the voice business.

In 2015, capital expenditures are expected to be approximately $11.0 million to $13.0 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $10.3 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $3.1 million for the six months ended June 30, 2014. The changes in cash flows used for financing activities are primarily the result of an increase in cash outflows from dividend payments, as well as a decrease in cash inflows from the exercise of stock options. During the six months ended June 30, 2014 we paid two regular quarterly dividends of $0.075 per outstanding share of common stock, or $4.9 million in aggregate, compared to the six months ended June 30, 2015 in which we paid two regular quarterly dividends of $0.15 per outstanding share of common stock, or $10.1 million in aggregate. Additionally, we received $7.7 million of cash in the six months ended June 30, 2014 due to the exercise of stock options, compared to $0.3 million in the six months ended June 30, 2015.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities that would require additional debt or equity financing.

Dividends

On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.075 per outstanding share of our common stock. On August 13, 2014, we announced a further increase to our regular quarterly dividend to $0.15 per outstanding share of our common stock. Assuming our board of directors does not make any change to the current regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.60 per outstanding share and an outstanding common stock share balance of approximately 33.6 million is $20.2 million.

Cash and Cash Equivalents

At June 30, 2015, we had $22.8 million of cash in banks and $96.8 million in cash and cash equivalents invested in three money market mutual funds. At December 31, 2014, we had $32.9 million of cash in banks and $71.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the six months ended June 30, 2015 and 2014.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $119.9 million at June 30, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2015, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the supplemental Risk Factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1

Employment Agreement between Matthew Carter, Jr. and the Company, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on June 5, 2015 and incorporated herein by reference.

Exhibit 10.2

TSR Performance Stock Unit Grant Agreement between Matthew Carter, Jr. and the Company, previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.

Exhibit 10.3

Restricted Stock Grant Agreement between Matthew Carter, Jr. and the Company, previously filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.

Exhibit 10.4

Non-Qualified Stock Option Award Agreement between Matthew Carter, Jr. and the Company,  previously filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.

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

INTELIQUENT, INC.

Date: July 23, 2015	By:	/S/ MATTHEW CARTER, JR.
Matthew Carter, Jr., Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2015	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)