Form 10-Q
period 2015-09-30
Inteliquent, Inc.
filed 2015-10-29
CIK 1292653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 9, 2015, 33,754,838 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$112,077	$104,737
Receivables — net of allowance of $2,526 and $2,336, respectively	38,763	32,766
Deferred income taxes-current	—	836
Prepaid expenses	5,414	2,198
Other current assets	705	1,320
Total current assets	156,959	141,857
Property and equipment—net	36,097	23,678
Restricted cash	345	345
Deferred income taxes-noncurrent	5,644	3,284
Other assets	1,147	1,007
Total assets	$200,192	$170,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,592	$1,607
Accrued liabilities:
Taxes payable	883	1,263
Network and facilities	15,219	7,266
Rent	1,941	2,015
Payroll and related items	5,351	3,079
Other	1,442	897
Deferred income taxes-current	175	—
Total current liabilities	26,603	16,127
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,736 shares and 33,458 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	34	33
Less treasury stock, at cost; 3,351 shares at September 30, 2015 and December 31, 2014	(51,668)	(51,668)
Additional paid-in capital	222,828	217,628
Retained earnings (Accumulated deficit)	2,395	(11,949)
Total shareholders’ equity	173,589	154,044
Total liabilities and shareholders' equity	$200,192	$170,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$63,716	$54,045	$171,656	$165,143
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	34,858	23,016	78,918	71,035
Operations	7,955	7,432	22,966	21,941
Sales and marketing	690	1,048	2,098	2,542
General and administrative	4,648	3,645	14,145	12,699
Depreciation and amortization	2,894	2,985	8,137	9,136
(Gain) loss on sale of property and equipment	(4)	2	(120)	(29)
Loss on sale of Americas data assets	—	—	—	1,081
Total operating expense	51,041	38,128	126,144	118,405
Income from operations	12,675	15,917	45,512	46,738
Other expense (income):
Interest expense	9	18	36	37
Other income	—	—	(1,290)	(2)
Total other expense (income)	9	18	(1,254)	35
Income before provision for income taxes	12,666	15,899	46,766	46,703
Provision for income taxes	4,399	6,123	17,317	18,286
Net income	$8,267	$9,776	$29,449	$28,417
Earnings per share:
Basic	$0.25	$0.30	$0.88	$0.87
Diluted	$0.24	$0.29	$0.86	$0.86
Weighted average number of shares outstanding:
Basic	33,620	33,115	33,562	32,743
Diluted	34,138	33,343	34,057	33,033
Dividends paid per share:	$0.15	$0.15	$0.45	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Operating
Net income	$29,449	$28,417
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,137	9,136
Deferred income taxes	(1,349)	345
Gain on sale of property and equipment	(120)	(29)
Loss on sale of Americas data assets	—	1,081
Gain on settlement of Tinet escrow	(1,290)	—
Non-cash share-based compensation	4,049	3,268
Provision for uncollectible accounts	211	1,826
Excess tax benefit associated with share-based payments	(1,299)	(896)
Changes in assets and liabilities:
Receivables	(6,203)	(10,926)
Other current assets	(2,619)	(1,340)
Other noncurrent assets	(140)	210
Accounts payable	331	(162)
Accrued liabilities	12,924	(138)
Net cash provided by operating activities	42,081	30,792
Investing
Purchase of property and equipment	(20,943)	(6,279)
Proceeds from sale of property and equipment	173	41
Increase in restricted cash	—	(220)
Net cash used for investing activities	(20,770)	(6,458)
Financing
Proceeds from the exercise of stock options	869	7,728
Restricted shares withheld to cover employee taxes paid	(1,034)	(686)
Dividends paid	(15,105)	(9,900)
Excess tax benefit associated with share-based payments	1,299	896
Net cash used for financing activities	(13,971)	(1,962)
Net increase in cash and cash equivalents	7,340	22,372
Cash and cash equivalents — Beginning	104,737	77,004
Cash and cash equivalents — Ending	$112,077	$99,376
Supplemental disclosure of cash flow information:
Cash paid for taxes	$20,058	$20,053
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$1,002	$1,410

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

During the three months ended March 31, 2015, the Company received a $1.3 million payment from an escrow fund that had been established in connection with the Company’s purchase of the Tinet global data business in 2010.  The Company received this payment as a result of a settlement with the sellers of Tinet.  The settlement related to a dispute regarding the Company’s claim that certain tax liabilities were not properly represented to the Company at the time the transaction closed. This payment was recorded as other income in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and the nine months ended September 30, 2015, and as an operating cash inflow in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidated statements of income for the three months and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At September 30, 2015, the Company had $15.2 million of cash in banks and $96.9 million in four money market mutual funds. At December 31, 2014, the Company had $32.9 million of cash in banks and $71.8 million in three money market mutual funds.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.5 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively.

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

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2014 or during the three months and nine months ended September 30, 2015.

Revenue Recognition — The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. One customer agreement contains multiple voice service elements and is accounted for as a multiple-element arrangement under Accounting Standards Codification (“ASC”) topic 605-25 Revenue Recognition- Multiple Element Arrangements. Following the requirements of ASC 605-25, the Company evaluated the multiple-element arrangement to determine which deliverables represented separate units of accounting and then allocated consideration to each unit of accounting based on their selling prices using relative fair values.  Some of these deliverables are treated as non-monetary transactions which are also recorded at fair value.  Voice revenue is recorded each month on an accrual basis, when collection is probable, based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use. Certain customer agreements contain multiple elements that are treated as non-monetary transactions which the Company records at fair value.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock based upon the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income	$8,267	$9,776	$29,449	$28,417
Denominator:
Weighted average common shares outstanding	33,620	33,115	33,562	32,743
Effect of dilutive securities:
Stock options and performance stock units	518	228	495	290
Denominator for diluted earnings per share	34,138	33,343	34,057	33,033
Earnings per share - net income
Basic - as reported	$0.25	$0.30	$0.88	$0.87
Diluted - as reported	$0.24	$0.29	$0.86	$0.86

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.7 million for both the three and nine months ended September 30, 2015 were considered antidilutive. Outstanding share-based awards of 1.5 million for both the three and nine months ended September 30, 2014 were considered antidilutive.

The undistributed earnings allocable to participating securities were less than $0.1 million and $0.2 million for both the three months and nine months ended September 30, 2015, respectively.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended September 30, 2015 and 2014 was $1.3 million and $1.2 million, respectively. The amount of non-cash share-based expense recorded in the nine months ended September 30, 2015 and 2014 was $4.0 million and $3.3 million, respectively.  Refer to Note 5, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 34.7% and 37.0% for the three months and nine months ended September 30,

2015, compared to 38.5% and 39.2% for the three months and nine months ended September 30, 2014.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

The decrease in the Company’s effective income tax rate for both the three and nine months ended September 30, 2015, as compared to both the three and nine months ended September 30, 2014, was primarily due to various federal and state provision adjustments associated with the filing of the Company’s prior year tax returns.  Excluding these discrete adjustments, the Company’s effective rate for both the three and nine months ended September 30, 2015 would have approximated 38.0%.

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

The Company files U.S. federal, state and local income tax returns in the jurisdictions in which it is required to do so.  With few exceptions, the Company is no longer subject to an audit of its tax filings for years before 2010.  The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s 2013 federal income tax return.  As of September 30, 2015, the IRS has not proposed any material adjustments to such income tax return.  Audit outcomes and timing of audit settlements are subject to significant uncertainty.  It is reasonably possible that within the next twelve months, the Company will resolve any matters that may arise during the audit of the Company’s 2013 federal income tax return.

5. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provided for the issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2015, the Company had granted a total of 1.6 million options, 0.3 million non-vested shares, and 0.1 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.1 million shares, representing approximately 6.2% of the Company’s outstanding common stock as of September 30, 2015, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the three months ended September 30, 2015, the Company did not grant any options. During the nine months ended September 30, 2015, the Company granted 0.1 million options at a weighted average exercise price of $17.02. During the three months ended September 30, 2014, the Company did not grant any options.  During the nine months ended September 30, 2014, the Company granted less than 0.1 million options at a weighted average exercise price of $13.86.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table summarizes the assumptions used for estimating the fair value of options for the nine months ended September 30, 2015 and September 30, 2014:

	September 30,	September 30,
	2015	2014
Expected life	7.0 years	7.2 years
Risk-free interest rate	1.9%	2.1%
Expected dividends	3.9%	2.1%
Volatility	49.6%	60.0%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the nine months ended September 30, 2015 and 2014 was $6.03 and $6.90, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2015 and 2014 was approximately $0.6 million and $0.9 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $2.7 million and $3.0 million during the nine months ended September 30, 2015 and 2014, respectively.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2015 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2015	1,715	$12.97
Granted	124	17.02
Exercised	(177)	4.92
Cancelled	(87)	5.33
Options outstanding — September 30, 2015	1,575	$14.57	$12,233	4.43

Vested or expected to vest — September 30, 2015	1,570	$14.57	$12,184	4.41

Exercisable — September 30, 2015	1,284	$15.72	$8,493	3.61

The unrecognized compensation cost associated with options outstanding at September 30, 2015 and December 31, 2014 was $1.0 million and $0.9 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.9 years and 2.1 years as of September 30, 2015 and December 31, 2014, respectively.

Non-vested Shares

During the three and nine months ended September 30, 2015, the Company granted zero and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. During the three and nine months ended September 30, 2014, the Company granted less than 0.1 million and 0.2 million of non-vested shares, respectively, to members of the Company’s executive management team as well as various employees within the Company. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a period ranging from upon date of grant to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2015 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2015	396	$10.87
Granted	168	17.10
Vested	(215)	12.52
Cancelled	(8)	3.41
Non-vested shares outstanding — September 30, 2015	341	$13.08	$7,615

Non-vested shares vested or expected to vest —September 30, 2015	321	$13.08	$7,168

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $22.33 on September 30, 2015. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $3.3 million at both September 30, 2015 and December 31, 2014. The weighted average remaining term that the compensation will be recorded was 2.2 years and 2.0 years as of September 30, 2015 and December 31, 2014, respectively.

Performance Stock Units

During the three and nine months ended September 30, 2015, the Company awarded zero and 0.1 million performance stock units, respectively, to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were issued in three tranches under the 2007 Plan. Performance is determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. At the end of the performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.

A summary of the Company’s performance stock unit activity and related information for the nine months ended September 30, 2015 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2015	—	$—
Granted	119	22.94
Vested	—	—
Cancelled	—	—
Performance stock units outstanding — September 30, 2015	119	$22.94

The unrecognized compensation cost associated with performance stock units outstanding at September 30, 2015 was $2.0 million. The weighted average remaining term that the compensation will be recorded is 1.8 years as of September 30, 2015.

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

On June 5, 2015, the Company announced that it had appointed Matthew Carter, Jr. to serve as its new Chief Executive Officer, and, as a result, Mr. Evans’ employment with the Company terminated effective June 22, 2015.  Upon the termination of the Interim Employment Period (subject to Mr. Evans entering into a customary agreement releasing the Company from all claims, demands and causes of action (the “General Release”)) the Company became obligated to pay to Mr. Evans any unpaid base salary through the date of termination, any accrued vacation pay and severance equal to twelve months’ base salary at the annual salary rate of $514,800. In addition, upon the termination of the Interim Employment Period (subject to Mr. Evans entering into the General Release), any unvested equity awards received by Mr. Evans that would have vested within eighteen (18) months of the termination date of the interim employment agreement become immediately vested. Also, any stock option awards that become vested pursuant to the interim employment agreement will expire six (6) months after the termination date.   During the nine months ended September 30, 2015, the Company recorded $0.5 million of severance expense and $0.1 million in accelerated non-cash compensation related to the termination of Mr. Evans’ employment with the Company.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of September 30, 2015 and December 31, 2014 was as follows:

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$96,853	$—	$—	$96,853

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,836	$—	$—	$71,836

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may use any borrowings under the revolving credit facility for general corporate purposes. No obligations were outstanding under the revolving credit facility during the nine months ended September 30, 2015 or at any time during the year ended December 31, 2014. As of September 30, 2015, the Company is currently in compliance with all of the covenants of the credit facility agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; our ability to perform under the agreement we announced with T-Mobile USA. Inc. on August 17, 2015 (the “PSTN Agreement”), including the risk that the traffic we carry under the PSTN Agreement will not meet our targets for profitability, including EBITDA and Adjusted EBITDA, that we incur damages or similar costs if we fail to meet certain terms in the PSTN Agreement, or that T-Mobile terminates the PSTN Agreement; the risk that our costs to perform under the PSTN Agreement will be higher than we expect; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; the ability to attract, develop and retain executives and other qualified employees; changes in general economic or market conditions; matters arising out of or related to the impairment charge and financial forecasting practices that were the subject of an investigation by the Company’s Audit Committee; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our Quarterly Report on Form 10-Q for the period ended March 31, 2015 and included elsewhere in this report, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On August 17, 2015 we announced that we had entered into a three-year agreement with T-Mobile US, Inc., under which we will provide a full suite of IP voice services to T-Mobile. The PSTN Agreement provides that T-Mobile will generally use our company as its sole provider of voice interconnection services for all calls exchanged between T-Mobile and nearly all other voice providers in the United States (excluding certain traffic, including among other things, traffic that is exchanged with other providers over peering arrangements, etc.). We have experienced a significant increase in the volume of traffic carried on our network as a result of the PSTN Agreement.  Consequently, this will significantly increase our revenue and operating expenses for the remainder of 2015 and beyond. The PSTN Agreement is attached hereto as Exhibits 10.1 and 10.2.

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

•

8XX (Toll-Free) Service.   In 2014, we began offering 8XX service. We market this service to customers that seek to provide a caller with the ability to call them on a toll-free basis.  Although many enterprises purchase toll-free services, we are initially marketing these services primarily to call centers or other non-enterprise users.  When we provide this service, we are operating as an interexchange carrier.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of September 30, 2015. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

Operating Expenses

Operating expenses includes network and facilities expense, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, gain (loss) on sale of property and equipment, and loss on sale of Americas data assets.

Network and Facilities Expenses. Our network and facilities expenses includes transport capacity, or circuits, signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support the physical location where we house our switch, which is referred to in the industry as a point of presence (“POP”).  Our network and facilities expenses primarily include costs we pay to third parties to terminate traffic on their networks. We do not defer or capitalize any costs associated with the start-up of a new POP. The start-up of an additional POP can take between three months to six months. During this time, we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Operations Expenses. Operations expenses includes payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, software licenses, property taxes, property insurance, professional fees and supplies.

Sales and Marketing Expenses. Sales and marketing expenses represents the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expenses. General and administrative expenses consists primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource and legal departments as well as fees for professional services and bad debt expense. Professional services principally consist of outside legal, audit, and tax service fees and may occasionally include consulting and transaction costs.

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

Gain (Loss) on Sale of Property and Equipment. We dispose of network equipment in connection with converting to new technology and computer equipment to replace old or damaged units. When there is a carrying value of these assets, we record the write-off of these amounts to loss on disposal. In some cases, this equipment is sold to a third party. When the proceeds from the sale of equipment identified for disposal exceeds the asset’s carrying value, a gain on disposal is recorded.

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

Provision for Income Taxes. The provision for income taxes includes U.S. federal, state and local income taxes and is based on pre-tax income. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission on February 26, 2015, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2015.

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Revenue	$63,716	$54,045	$171,656	$165,143
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	34,858	23,016	78,918	71,035
Operations	7,955	7,432	22,966	21,941
Sales and marketing	690	1,048	2,098	2,542
General and administrative	4,648	3,645	14,145	12,699
Depreciation and amortization	2,894	2,985	8,137	9,136
(Gain) loss on sale of property and equipment	(4)	2	(120)	(29)
Loss on sale of Americas data assets	—	—	—	1,081
Total operating expense	51,041	38,128	126,144	118,405
Income from operations	12,675	15,917	45,512	46,738
Other expense (income):
Interest expense	9	18	36	37
Other income	—	—	(1,290)	(2)
Total other expense (income)	9	18	(1,254)	35
Income before provision for income taxes	12,666	15,899	46,766	46,703
Provision for income taxes	4,399	6,123	17,317	18,286
Net income	$8,267	$9,776	$29,449	$28,417

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Revenue increased to $63.7 million in the three months ended September 30, 2015 from $54.0 million in the three months ended September 30, 2014, representing an increase of 18.0%.

The increase in voice revenue is primarily due to a 15.2% increase in the minutes of use to 40.2 billion minutes for the three months ended September 30, 2015, compared to 34.9 billion minutes for the three months ended September 30, 2014. Additionally, there was a 2.6% increase in the average rate per minute of $0.00159 for the three months ended September 30, 2015, compared to the average rate per minute of $0.00155 for the three months ended September 30, 2014. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the PSTN Agreement.

Operating Expenses. Operating expenses for the three months ended September 30, 2015 increased 33.9% to $51.0 million, an increase of $12.9 million, compared to $38.1 million for the three months ended September 30, 2014. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $34.9 million in the three months ended September 30, 2015, or 54.8% of revenue, compared to $23.0 million in the three months ended September 30, 2014, or 42.6% of revenue. The increase of $11.9 million was primarily due to an increase in traffic resulting from the PSTN Agreement, and the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percent of revenue increased during the three months ended September 30, 2015, as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $8.0 million in the three months ended September 30, 2015, or 12.6% of revenue, compared to $7.4 million in the three months ended September 30, 2014, or 13.7% of revenue. The increase of $0.6 million primarily resulted from an increase in employee related costs due to additional headcount required to support the PSTN Agreement.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $0.7 million in the three months ended September 30, 2015, or 1.1% of revenue, compared to $1.0 million in the three months ended September 30, 2014, or 1.9% of revenue. The decrease of $0.3 million was primarily due to a decrease in marketing costs.

General and Administrative Expenses. General and administrative expenses increased to $4.6 million in the three months ended September 30, 2015, or 7.2% of revenue, compared to $3.6 million in the three months ended September 30, 2014, or 6.7% of revenue. The increase of $1.0 million was primarily the result of higher employee related costs related to additional headcount and higher professional services fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $2.9 million in the three months ended September 30, 2015, or 4.6% of revenue, compared to $3.0 million in the three months ended September 30, 2014, or 5.6% of revenue. Despite the recent increase in capital expenditures, which occurred primarily in the later part of the third quarter, our in-service asset base for the three months ended September 30, 2015 was still smaller than the asset base for the same period last year, thereby resulting in a lower depreciation and amortization expense of $0.1 million.

Gain (Loss) on Sale of Property and Equipment. Gain on sale of property and equipment was less than $0.1 million for the three months ended September 30, 2015 and loss on sale of property and equipment was less than $0.1 million for the three months ended September 30, 2014.

Total Other Expense (Income). Total other expense (income) was less than $0.1 million for the three months ended September 30, 2015 and 2014.

Provision for Income Taxes. The provision for income taxes of $4.4 million for the three months ended September 30, 2015 reflected a decrease of $1.7 million, compared to $6.1 million for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and 2014 was 34.7% and 38.5%, respectively. The decrease in the Company’s effective income tax rate for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to various federal and state provision adjustments associated with the filing of the Company’s prior year tax returns.  Excluding these discrete adjustments, the Company’s effective rate for the three months ended September 30, 2015 would have approximated 38.0%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Revenue increased to $171.7 million in the nine months ended September 30, 2015 from $165.1 million in the nine months ended September 30, 2014, representing an increase of 4.0%.

The increase in voice revenue is primarily due to a 7.4% increase in minutes to 109.7 billion minutes for the nine months ended September 30, 2015, compared to 102.1 billion minutes for the nine months ended September 30, 2014.  The increase in the minutes of use was partially offset by a 3.7% decrease in the average rate per minute of $0.00156 for the nine months ended September 30, 2015, compared to the average rate per minute of $0.00162 for the nine months ended September 30, 2014. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the PSTN Agreement.

Operating Expenses. Operating expenses for the nine months ended September 30, 2015 increased 6.5% to $126.1 million, an increase of $7.7 million, compared to $118.4 million for the nine months ended September 30, 2014. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $78.9 million in the nine months ended September 30, 2015, or 46.0% of revenue, compared to $71.0 million in the nine months ended September 30, 2014, or 43.0% of revenue. The increase of $7.9 million was primarily due to an increase in traffic resulting from the PSTN Agreement, and the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percent of revenue increased during the nine months ended September 30, 2015, as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $23.0 million in the nine months ended September 30, 2015, or 13.4% of revenue, from $21.9 million in the nine months ended September 30, 2014, or 13.3% of revenue. The increase of $1.1 million primarily resulted from an increase in employee costs due to additional headcount required to support the PSTN Agreement, partially offset by decreases in taxes.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $2.1 million in the nine months ended September 30, 2015, or 1.2% of revenue, compared to $2.5 million in the nine months ended September 30, 2014, or 1.5% of revenue.  The decrease of $0.4 million was primarily due to a decrease in marketing costs.

General and Administrative Expenses. General and administrative expenses increased to $14.1 million in the nine months ended September 30, 2015, or 8.2% of revenue, compared to $12.7 million in the nine months ended September 30, 2014, or 7.7% of revenue. The increase of $1.4 million was primarily due to a non-recurring charge for the resolution of certain employee matters, employee related costs due to additional headcount and higher professional fees.  These increases were partially offset by a decrease in bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $8.1 million in the nine months ended September 30, 2015, or 4.7% of revenue, compared to $9.1 million in the nine months ended September 30, 2014, or 5.5% of revenue. Despite the recent increase in capital expenditures, which occurred primarily in the later part of the third quarter, our in-service asset base for the nine months ended September 30, 2015 was still smaller than the asset base for the same period last year, thereby resulting in a lower depreciation and amortization expense of $1.0 million.

Gain (Loss) on Sale of Property and Equipment. Gain on sale of property and equipment was $0.1 million and less than $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Loss on Sale of Americas Data Assets. During the nine months ended September 30, 2014, we recorded a $1.1 million loss on sale of the Americas data assets as a result of the settlement with the buyer.  Refer to Note 1 “Description of the Business” for more information regarding the sale of the global data business.

Total Other Expense (Income). Total other income for the nine months ended September 30, 2015 was $1.3 million, compared to less than $0.1 million of total other expense for the nine months ended September 30, 2014. Substantially all of the total other income for the nine months ended September 30, 2015 was due to a $1.3 million receipt of amounts held in an escrow fund related to the Tinet acquisition. Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $17.3 million for the nine months ended September 30, 2015 reflected a decrease of $1.0 million, compared to $18.3 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 37.0% and 39.2%, respectively. The decrease in the Company’s effective income tax rate for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to various federal and state provision adjustments associated with the filing of the Company’s prior year tax returns.  Excluding these discrete adjustments, the Company’s effective rate for the three months ended September 30, 2015 would have approximated 38.0%.

Liquidity and Capital Resources

At September 30, 2015, we had $112.1 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2014, we had $104.7 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash flows provided by operating activities	$42,081	$30,792
Cash flows used for investing activities	(20,770)	(6,458)
Cash flows used for financing activities	(13,971)	(1,962)

Cash flows from operating activities

Net cash provided by operating activities was $42.1 million for the nine months ended September 30, 2015, compared to net cash provided by operating activities of $30.8 million for the nine months ended September 30, 2014. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The increase in operating cash flow is primarily due to timing of customer payments, as there was a significant increase in accounts receivable in the prior year due to a change in one of our largest customer’s payment terms. Additionally, the increase in operating cash flows was impacted by an increase in accrued liabilities as of September 30, 2015 due to higher accrued network and facilities costs.

Cash flows from investing activities

Net cash used for investing activities was $20.8 million for the nine months ended September 30, 2015, compared to net cash used for investing activities of $6.5 million for the nine months ended September 30, 2014. The change in cash flows from investing activities was primarily the result of recent purchases of equipment necessary to support the significant additional traffic we are carrying as part of the overall growth of the business.

In 2015, capital expenditures are expected to be approximately $25 million to $27 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $14.0 million for the nine months ended September 30, 2015, compared to net cash used for financing activities of $2.0 million for the nine months ended September 30, 2014. The change in cash flows used for financing activities are primarily the result of an increase in cash outflows from dividend payments, as well as a decrease in cash inflows from the exercise of stock options. During the nine months ended September 30, 2014 we paid three regular quarterly dividends totaling $9.9 million in aggregate, compared to the nine months ended September 30, 2015 in which we paid three regular quarterly dividends totaling $15.1 million in aggregate. The increase in the cash paid for dividends is due to the increase in our regular quarterly dividend payment per share, effective for the third quarter 2014, as discussed in the “Dividends” section below.  Additionally, we received $7.7 million of cash in the nine months ended September 30, 2014 due to the exercise of stock options, compared to $0.9 million in the nine months ended September 30, 2015.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities that would require additional debt or equity financing.

Dividends

On February 27, 2014, we announced an increase in our regular quarterly dividend to $0.075 per outstanding share of our common stock. On August 13, 2014, we announced a further increase to our regular quarterly dividend to $0.15 per outstanding share of our common stock, which has continued to be the same quarterly dividend rate paid throughout 2015. Assuming our board of directors does not make any change to the current regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.60 per outstanding share and an outstanding common stock share balance of approximately 33.7 million is $20.2 million.

Cash and Cash Equivalents

At September 30, 2015, we had $15.2 million of cash in banks and $96.9 million in cash and cash equivalents invested in four money market mutual funds. At December 31, 2014, we had $32.9 million of cash in banks and $71.8 million in cash and cash equivalents invested in three money market mutual funds.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine months ended September 30, 2015 and 2014.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $112.4 million at September 30, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2015, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the supplemental Risk Factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. As of September 30, 2015, there is no material change in this information, except for the following, which should be read in conjunction with the risk factors and information disclosed in such Annual Report and Quarterly Report.

A failure to perform under our agreement with T-Mobile could negatively impact our business.

We recently announced that we had entered into a three-year Telecom Master Services Agreement and a related services attachment with T-Mobile USA, Inc. (“T-Mobile”). We carry a substantial volume of traffic on our network as a result of this agreement.  If we fail to perform under the contractual terms of this agreement or if other events occur and trigger T-Mobile’s right to seek a remedy against us or terminate their agreement with us, our business could be negatively impacted.  For example, T-Mobile may terminate the agreement upon (i) the occurrence of an uncured material breach by us; (ii) a material adverse change to us, including if we become insolvent or we take steps toward a bankruptcy filing; (iii) proposed changes in applicable laws that have or will have a material adverse effect on T-Mobile’s use of the services provided by us; (iv) a transaction resulting in a change in our control either (a) with a direct competitor of T-Mobile or (b) that results in a material degradation of the services provided by us; or (v) a force majeure event that continues beyond a designated period.  Moreover, if we fail to meet designated service levels for designated periods or on multiple occasions, T-Mobile may also have certain termination rights and the right to receive service credits. If T-Mobile terminates their agreement with us or we breach the contractual terms of the agreement, in addition to contract remedies, T-Mobile is generally entitled to all remedies available to it at law or in equity, including, without limitation, monetary damages and equitable relief, under any applicable laws.  If any of the foregoing occurs, it could have a material adverse effect on our business, prospects, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Telecom Master Services Agreement between T-Mobile USA, Inc. (“T-Mobile”) and the Company, effective June 23, 2015.*

Exhibit 10.2	Public Switched Telephone Network Services Attachment between T-Mobile and the Company, effective June 23, 2015.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELIQUENT, INC.

Date: October 29, 2015	By:	/S/ MATTHEW CARTER, JR.
Matthew Carter, Jr., Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2015	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)