Form 10-K
period 2015-12-31
Inteliquent, Inc.
filed 2016-02-18
CIK 1292653

OTT

revenueASU

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $581,683,763 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer, director and each other person known to the registrant who beneficially owns more than 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2016, the registrant had 33,913,161 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Inteliquent, Inc. definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2015 are incorporated by reference in Part III of this Form 10-K.

INTELIQUENT, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Our Company

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice and, historically, data and video. Our solutions enable carriers and other providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as over-the-top (“OTT”) providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

For the year ended December 31, 2015, we generated revenue of $248.6 million. an increase of 12.7% compared to $220.5 million for the year ended December 31, 2014. Our income from operations for the year ended December 31, 2015 was $59.4 million compared to $63.3 million for the year ended December 31, 2014. Net income for the year ended December 31, 2015 was $38.1 million compared to $38.5 million for the year ended December 31, 2014.

On April 30, 2013, we sold our global data business.  As a result, we recorded activity with respect to our global data business for only four months within the results of operations for the year ended December 31, 2013.  The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations for the year ended December 31, 2013 include data activity associated with the Americas reporting unit for the first four months of 2013. Data revenue, data network and facilities, and data sales and marketing expenses generated by our Americas reporting unit for the first four months of 2013 was $10.4 million, $4.5 million and $1.5 million, respectively.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the sale of our global data business.

Our Services

We provide the following voice services:

●

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

●

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

●

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

●

International Voice Service.  As we began interconnecting with certain non-U.S. carriers in 2010, we began terminating voice traffic that originated outside of the U.S. and terminated on the networks of carriers located in the U.S.  When we provide this service, we are operating as an interexchange carrier.  Our customer is the non-U.S. carrier that originates the call.

●

Direct Inward Dialing Service.  In 2012, we began to market Direct Inward Dialing (“DID”) service primarily to various non-carriers, including OTT providers, conference calling providers, calling card companies and interconnected Voice over Internet Protocol (“VoIP”) providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In addition to receiving payment from our non-carrier customers for the provision of the DID service, an interexchange carrier will pay us switched access charges for terminating long distance traffic on our network, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic on our network.

●

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

The tandem switching services offered by ILECs consist of local transit service, which are provided in connection with local calls, and switched access services, which are provided in connection with long distance calls. Under certain interpretations of the Telecommunications Act of 1996 and implementing regulations, ILECs are required to provide local transit service to competitive carriers. ILECs generally set per minute rates and other charges for local transit service according to rate schedules approved by state public utility commissions, although the methodology used to review these rate schedules varies from state to state. ILECs are also required to offer switched access services to competing telecommunications carriers under the Telecommunications Act of 1996 and implementing regulations. ILECs generally set per minute rates and other charges for switched access services according to mandated rate schedules set by the FCC for interstate calls and by state public utility commissions for intrastate calls. In November 2011, the FCC released an order setting forth a multi-year transition plan that will reduce, and ultimately lead to the elimination of terminating switched access charges. For a further discussion see “Regulatory Treatment of Certain Intercarrier Compensation” above and “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A. Our solution enables competitive carriers to exchange traffic between their networks without using an ILEC tandem for both local and long distance calls.

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

Following the introduction of our local transit services, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, intensified competition led to reduced minutes of use and caused us to charge materially lower rates in various markets, including with respect to our major customers in our largest markets. Moreover, as previously noted, the other alternative for exchanging traffic prior to the commencement of our operations was for competitive carriers to install direct connections between their switches. Despite the development of a competitive tandem market, this alternative still exists, and in fact, we believe that our customers are frequently establishing direct connections between their networks, even for what might be considered, by historical standards, to be lower traffic switch pair combinations, for various reasons, including to eliminate paying a transit fee to us or one of our competitors. For a further discussion of the direct and indirect competition we face, see “—Competition” in this Item 1 and “Risk Factors—Risk Factors Related to Our Business—We face competition from the traditional ILECs and competition from certain other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A below.

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of December 31, 2015. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2015, our network carried 156.1 billion minutes of traffic. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

Our Network

A telecommunications network is generally comprised of various types of equipment that route telecommunications traffic, such as routers and switches, and various transport equipment that carries the telecommunications traffic, such as dense wavelength division multiplexing, fiber optic terminals and cables or “circuits.” We typically own the equipment in our network and locate it in points of presence (“POPs”) specially designed for this purpose, such as telecom “hotels” or colocation facilities. We generally obtain the circuits we use for our network backbone from third parties under a contract where we pay a monthly recurring charge for the circuit. The monthly recurring charges to use circuits charged by third party providers have decreased significantly over the past several years. Accordingly, in order to take advantage of this price trend, we have generally entered into contracts that have short-term commitments.

We operate a Multiprotocol Label Switching (“MPLS”)/IP-based network backbone. Our network is highly scalable and can carry multiple types of traffic. As of December 31, 2015, our network had the ability to connect approximately 5 million unique competitive carriers’ switch-to-switch routes.  In the quarter ended December 31, 2015, our network carried approximately 15.4 billion minutes of traffic per month.

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

●

Expanding our customer base. As we expand our network and the types of services we offer, our market opportunities will include selling more services to new and existing customers. For example, we recently began allowing certain non-certificated providers to use the telephone numbers assigned to us. We then terminate traffic to these phone numbers. In the industry, this is called a DID service. We often market this service to parties that are not current customers, such as OTT providers.

●

Expanding our service offerings. With our global MPLS/IP-based network backbone, our market opportunities will include developing and selling new services. For example, in 2014 began offering 8XX service. In the coming year, we may expand our offerings to include a service for calls that originate in the U.S. and terminate outside of the U.S. as well as text messaging services. We believe we will be able to develop other services over time that we will offer on a domestic and/or international basis.

Our Customers

In connection with our services, we principally serve carriers in the United States. These carriers accounted for approximately 97% of our revenues in 2015, with non-carriers accounting for the remaining 3%. As of December 31, 2015, we have 230 carriers originating traffic and 269 carriers connected to our network. Our contracts with our top four customers represented approximately 77% of our total revenue from continuing operations through December 31, 2015. Our three largest customers, AT&T, Verizon, and T-Mobile accounted for 31%, 26% and 14%, respectively, of our total revenues for the year ended December 31, 2015. Our contracts with customers for services generally do not contain volume commitments, are not exclusive, and could be terminated or modified in ways that are not favorable to us. We primarily generate revenue for our services by charging fees on a minute of use basis. For the year ended December 31, 2015, wireless and cable companies accounted for approximately 45% of our voice revenue.

On August 17, 2015 we announced that we had entered into a three-year Telecom Master Services Agreement and a related services attachment (collectively, the “T-Mobile Agreement”) with T-Mobile US, Inc., under which we will provide a full suite of IP voice services to T-Mobile. The T-Mobile Agreement provides that T-Mobile will generally use our company as its sole provider of voice interconnection services for all calls exchanged between T-Mobile and nearly all other voice providers in the United States (excluding certain traffic, such as traffic that is exchanged with other providers over peering arrangements, etc.). We have experienced a significant increase in the volume of traffic carried on our network as a result of the T-Mobile Agreement.  Consequently, this will significantly increase our revenue and operating expenses during 2016 and beyond.

On December 23, 2015, we entered into the First Amendment to the T-Mobile Agreement (the “First Amendment”).  Under the First Amendment, we will provide certain long distance voice services to T-Mobile’s corporate users and certain of T-Mobile’s retail stores. In addition, the First Amendment allows T-Mobile to use an alternative service provider for the provision of certain of T-Mobile’s traffic from October 28, 2015 until May 31, 2016, without such traffic being included in the calculation of compliance with the sole provider clause described above.  A copy of the First Amendment has been attached herewith as Exhibit 10.36.

Sales and Marketing

In the United States, our sales organization primarily divides accounts by customer type, such as wireless, cable, wireline and non-carrier customers. Our sales team works closely with our customers to identify and address their needs. In addition to a base salary, the compensation package for the members of our sales team may include share-based compensation and incentive arrangements, including target incentives based on our performance and the individual’s performance, and tiered payment structures. The members of our sales organization have significant sales experience and in-depth knowledge of the telecommunications industry.

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

Competition

Our primary competitors today are the traditional ILECs (primarily AT&T, Verizon and CenturyLink), other competitive carriers that provide tandem or similar services (primarily Level 3, Peerless Network, and Hypercube), and direct connections between carriers.

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

Over the past several years, we have faced increasing direct competition from other competitive providers of voice services, including Level 3, Peerless Network and Hypercube. We also face indirect competition from carriers that directly connect their voice switches. When our customers implement direct connections, it reduces the amount of traffic we carry and the revenue we earn.  When there is a significant amount of voice traffic between two switches, carriers have an economic incentive to establish direct connections to remove intermediate switching. We believe that our customers are frequently establishing direct connections between their networks for various reasons, including in order to avoid paying a transit fee to us or one of our competitors. As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connections between their switches and remove traffic from our tandems. The risk of direct connections will increase as more carriers move to an IP-based interface, because direct connecting between two IP-based carriers is less complex, thus enabling more direct connections. Moreover, since these direct connections would connect all or a portion of entire networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. See “Risk Factors—Risk Factors Related to Our Business—The

market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections or result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice interconnection services” in Item 1A. Also, market consolidation can significantly reduce our potential traffic since there are fewer total carriers needing to exchange traffic with each other.

Upon our entry into the T-Mobile Agreement, we began to carry a substantial volume of long distance traffic.  The market for this service is very competitive. The larger carriers, such as AT&T and Verizon, both carry large amounts of long distance traffic.  Many other carriers, among them Level 3 and Peerless Network, also carry large volumes of traffic.  As a result, competition in this space is intense.

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

Regulation

Overview

In the United States, our voice services business are subject to varying degrees of federal and state regulation. We operate as a common carrier with respect to our voice services and therefore are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. We operate as a facilities-based carrier in most states and have received all necessary state and FCC authorizations to do so. The regulatory agencies exercise control over our prices and services to varying degrees, and also impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements.

By operating as a common carrier, we benefit from certain legal rights established by federal and state legislation, especially the federal Telecommunications Act of 1996, which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to their networks. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected services at wholesale prices that complement our ability to terminate traffic. We have also used these rights to request interconnection with competitive carriers for the termination of transit traffic to carriers when such carriers decide for whatever reason not to utilize our transit service. While our experience has been that competitive carriers usually accommodate such requests, and indeed frequently become users of certain of our transit services, we have participated in federal and state regulatory proceedings involving our right to establish or maintain existing direct connections with other carriers. We resolved these proceedings amicably.

The FCC and state regulators are considering a variety of issues that have resulted in certain changes in the regulatory environment in which we operate our business, and that may result in other changes. Most importantly, many state and federal proceedings have considered issues related to the pricing of access and transit services. To the extent that the regulatory commissions maintain or impose pricing restrictions on transit or access rates, then our pricing, and the pricing of carriers with which we compete, is likely to be lower than it would be in an unregulated market. In addition, the FCC recently conducted a proceeding to consider reform of its intercarrier compensation rules. This proceeding led to the issuance of an order in 2011 affecting the pricing and regulation of access services, and it could lead to issuance of orders impacting the pricing and regulation of our local transit business in the future. The FCC is also considering further changes to the pricing of tandem services. To the extent that any state or the FCC mandates reductions in the rates for tandem services, including transit or access rates, it could have a material and adverse effect on our business, financial condition, operating results or growth opportunities. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A.

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

Our business plan relies in significant part on purchasing wholesale services from other carriers, including AT&T, Verizon, CenturyLink and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including the grant of broad pricing flexibility to incumbents for their special access services in many areas. In many cases, the incumbent carriers have used this pricing flexibility to increase their prices for wholesale services. Changes in the incumbent carriers’ pricing of their services can indirectly affect the market pricing of wholesale services we purchase from other competitive carriers. If the FCC continues to reduce or eliminate regulations governing incumbent carriers, our business could be adversely affected and our cost of providing service could increase. In November 2013, AT&T filed a petition with the FCC requesting that the FCC open a proceeding “to facilitate … the transition” from technology platforms such as copper loops to IP-based platforms, which proceeding could have the effect of further reducing the local competition-related obligations of the incumbent carriers. In January 2014, the FCC adopted an order inviting carriers to submit proposed experiments to facilitate real-world trials of IP-based platforms and services. The FCC has approved AT&T’s request to conduct an IP-based platform experiment, and the experiment is ongoing. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing regulation of the incumbent carriers or allowing those carriers to increase their prices for wholesale services, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

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

We generally have minimal revenue exposure associated with reciprocal compensation for local traffic because our local customers are primarily carrier customers, who are responsible for any compensation. However, certain FCC proposals discussed above, if adopted, would make us and other tandem service providers liable for the intercarrier compensation charges imposed by the terminating carrier in certain instances, which we would then have an opportunity to recover from the carrier who delivered the traffic to us. Even if we do have a legal right to recover these charges, we would bear risk if this occurs, including but not limited to disputes over the amount due and credit risk. See “Risk Factors—Risk Factors Related to Our Business—Regulatory developments could negatively impact our business” in Item 1A below.

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

However, certain aspects of the FCC order have led to new disputes over related issues, such as the type and cost that may be charged for various elements of a long distance VoIP call. See “Risk Factors—Risk Factors Related to Our Business—If the FCC or any state lowers any access charges that we may charge our customers or we are unable to collect such charges, it could have a material adverse effect on our business, financial condition, operating results or growth opportunities” in Item 1A.  For example, certain long-distance providers have disputed whether end office access charges can be applied when a carrier provides access service in partnership with an OTT, VoIP partner.  In response to these disputes, the FCC issued an order in February 2015 clarifying that, under certain circumstances, carriers are allowed to receive end office access charges when they provide access services in partnership with an OTT VoIP partner.

We believe that this FCC order confirms our right to receive end office access charges when Inteliquent provides access service in partnership with OTT VoIP partners.  However, some long distance carriers continue to dispute our end office charges for this type of traffic.

The FCC’s VoIP clarification order has been appealed to a federal appellate court.  That appeal is fully briefed, and oral argument is expected to occur during 2016.

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

The second granted patent covers a set of proprietary operating systems and software developed by us to manage our network. The first pending patent application relates to a system designed to facilitate the treatment of traffic primarily between different networks, such as text messages and video. The second pending patent application relates to a system integrating the provision of intercarrier voice and text messaging services within an Application Programing Interface, or API.

OTHER MATTERS

Employees

At December 31, 2015, we had 177 full-time employees, including 137 in Operations, 8 in Sales and Marketing and 32 in General and Administrative functions. The number of employees increased by 11% or 17, up from 160 on December 31, 2014. Of our employees, 147 were located at our corporate office in Chicago, Illinois. The remaining 30 employees are located throughout the United States at our POPs. No labor union represents our employees located in the United States. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Corporate Information

The principal executive offices for Inteliquent, Inc. are located at 550 West Adams Street, Suite 900, Chicago, Illinois, 60661.

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and positions of our executive officers and directors are set forth below:

Name	Age	Position(s)
Matthew Carter, Jr.	55	President and Chief Executive Officer
Kurt J. Abkemeier	45	Chief Financial Officer and Executive Vice President
John T. Bullock	54	Chief Technology Officer and Executive Vice President
John R. Harrington	46	Senior Vice President, Regulatory, Litigation and Human Resources
Richard L. Monto	51	General Counsel, Secretary and Senior Vice President, External Affairs
Michelle R. Owczarzak	48	Senior Vice President, Sales
John M. Schoder	45	Chief Marketing Officer and Executive Vice President
Brett A. Scorza	47	Chief Information Officer and Executive Vice President
James P. Hynes	68	Director, Chairman
Joseph A. Beatty	52	Director
Edward M. Greenberg	64	Director
Lawrence M. Ingeneri	57	Director
Timothy A. Samples	58	Director
Rian J. Wren	59	Director
Lauren F. Wright	62	Director

Matthew Carter, Jr. Mr. Carter joined us in 2015 and has served as our President and Chief Executive Officer since that time. Prior to joining Inteliquent, Mr. Carter served in various roles at Sprint. From 2010 until November 2014, Mr. Carter served as President of Sprint Corporation’s Enterprise, Emerging and Wholesale Solutions business unit, which provides platform solutions serving a broad range of industries and customers in over 165 countries. Prior to that, Mr. Carter served as President of Boost Mobile, part of Sprint’s prepaid group, from 2008 until 2010. Prior to that, Mr. Carter served as Senior Vice President of Base Management at Sprint from 2006 until 2008. Prior to joining Sprint, Mr. Carter served in senior marketing roles at PNC Financial Services Group, Inc., Leap Wireless International, Inc., Royal Bank of Canada and BellSouth Corporation. Mr. Carter serves on the board of directors of USG Corporation and Apollo Education Group Inc. Mr. Carter also serves on USG’s Compensation and Organization Committee and Governance Committee as well as the Audit Committee and the Finance Committee of Apollo Education Group, Inc. Mr. Carter holds a B.S. from Northwestern University in Radio, T.V. & Film and an MBA from Harvard Business School.

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

John T. Bullock.  Mr. Bullock joined us in 2004 and has served as our Chief Technology Officer and Executive Vice President of Network Operations since November 2015.  Prior to this time, Mr. Bullock held a variety of technical leadership roles, including serving as our Chief Technology Officer since 2015 and as our Senior Vice President of Network Operations and Engineering since 2008.  Mr. Bullock has over 30 years of telecommunications experience.  Since joining us, Mr. Bullock was instrumental in building our tandem switching network from serving just two markets to now serving nearly the entire U.S.  Prior to joining us, Mr. Bullock held various technical leadership roles with MCI, WorldCom, MFS and Sprint/CenTel.   Today, Mr. Bullock serves on the board of the Alliance for Telecommunications Industry Solutions (ATIS), a not for profit that helps develop standards and solutions for information and communications technology. Mr. Bullock holds a B.A. in Telecommunications Management from DePaul University.

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

Michelle R. Owczarzak. Ms. Owczarzak, age 48, joined Inteliquent in January 2016 and serves as our Senior Vice President, Sales.  Prior to joining Inteliquent, Ms. Owczarzak served in a variety of senior sales positions over an eight-year period at FairPoint Communications.  From 2012 until 2015, Ms. Owczarzak served as Vice President, Wholesale Sales, where she served as a member of Fairpoint’s Senior Leadership Team and was responsible for the totality of strategy and execution for Fairpoint’s wholesale sales channel.  Prior to that, Ms. Owczarzak served as Assistant Vice President, Wholesale Sales from June 2007 until December 2012.  Ms. Owczarzak has more than 20 years of telecommunications experience and expertise in various sales roles including strategic planning and sales leadership.  Prior to her time at Fairpoint, Ms. Owczarzak held positions at Level 3 Communications, TelCove. Inc., and AT&T.  Ms. Owczarzak holds a B.A. in Policy and Management Studies from Dickinson College and a Master’s degree in Public and International Affairs from the University of Pittsburgh.

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

Schoder holds a B.S. in History from Georgetown University’s School of Foreign Service and a M.S. in International Economics from The Johns Hopkins University.Brett A. Scorza. Mr. Scorza joined us in 2004 and has served as our Chief Information Officer and Executive Vice President of IT and Product Development since November 2015.  Prior to this time, Mr. Scorza held positions overseeing our domestic products and information systems, including serving as our as Chief Information Officer since 2011 and as our Senior Vice President of Information Systems since 2008.  Mr. Scorza has over 20 years of information technology and telecommunications experience. Mr. Scorza has responsibility for our Information Technology and Billing organizations, and was instrumental in the implementation of our billing, reporting and back office functions. From 1997 to 2004, Mr. Scorza held senior positions, including Vice President of Information Technology, with Focal Communications, Inc.  Prior to Focal, Mr. Scorza held various technical and management positions with MFS Communications and Andersen Consulting.  Mr. Scorza holds a B.S. in Electrical Engineering from the University of Illinois.

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

Joseph A. Beatty. Mr. Beatty has served as a Director since 2013. Mr. Beatty was the President and Chief Executive Officer and a board member of Telular Corporation (NASDAQ: WRLS) from 2008 until its sale in June 2013. Prior to serving as Telular’s President and Chief Executive Officer, Mr. Beatty served as its Executive Vice President (beginning in April 2007) and Chief Financial Officer and Secretary (beginning in May 2007). From June 2003 until June 2006, Mr. Beatty was President and Chief Executive Officer of Concourse Communications Group, a privately held developer and operator of distributed antenna systems and airport wi-fi networks. In June 2006, Concourse was sold to Boingo Wireless. From March 2001 until June 2003, Mr. Beatty worked with private equity firm Cardinal Growth L.P. on various acquisition projects and also acted as part-time Interim Chief Financial Officer for Novaxess B.V., a privately held telecom services provider based in the Netherlands. From November 1996 until February 2001, Mr. Beatty was a co-founder and the Chief Financial Officer of Focal Communications Corporation, a publicly held telecom services provider. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local telecom services provider. In 2014, Mr. Beatty was appointed to serve as a member of the board of directors of SITO Mobile LTD (OTC BB: SITO), a technology-based mobile media solutions provider. Mr. Beatty is also the chairperson of SITO Mobile’s Audit Committee, and a member of its Compensation Committee and Nominating and Governance Committee. Mr. Beatty is a former Chairman and continues to serve on the board of trustees of Edward-Elmhurst Health Care, a not-for-profit healthcare provider located in suburban, Chicago, Illinois. He is also a director of EHSC Cayman Segregated Portfolio, its captive insurance subsidiary, domiciled in the Cayman Islands.  Finally, Mr. Beatty also serves as a director of two privately held companies, FourKites and CityScan, Inc. Mr. Beatty earned a B.S. in Electrical Engineering from the University of Illinois and an MBA from the University of Chicago’s Booth School of Business. He is also a Chartered Financial Analyst.

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

Lawrence M. Ingeneri. Mr. Ingeneri has served as a Director since 2006. Mr. Ingeneri formerly served as the Chief Financial Officer of mindSHIFT Technologies, Inc., an IT managed services provider. mindSHIFT was acquired in December 2011 by Best Buy, Inc. (NYSE: BBY). Best Buy then sold mindSHIFT to Ricoh Americas Holding Inc. in February 2014. Prior to joining mindSHIFT, Mr. Ingeneri was employed by COLT Telecom Group plc, or COLT, a European telecommunications services company from July 1996 to December 2002. Mr. Ingeneri was the Chief Financial Officer of COLT from July 1996 to June 2002 and a member of the Board of Directors of COLT from June 2001 to June 2002. Mr. Ingeneri previously served as a director of mindSHIFT Technologies, Inc. Mr. Ingeneri holds a B.S. in Electrical Engineering from the U.S. Naval Academy and an MBA from Harvard Business School.

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

Lauren F. Wright. Ms. Wright has served as a Director since April 2014. Ms. Wright is the founder of Consulting That Works, a management consultancy in New York City, where she has been a principal since 2011. Since 2013, Ms. Wright has also served as an adjunct instructor at New York University School of Professional Studies’ graduate programs. From 2007 to 2011, Ms. Wright served as Senior Vice President of Global Business Operations of Comverse Technology, Inc., which she joined after serving as Special Advisor to the company’s board of directors. Prior to joining Comverse, Ms. Wright served as a consultant and held a variety of executive positions, including President and Chief Executive Officer of Pryor Resources, Inc., a venture-backed international seminar company which she managed through bankruptcy reorganization, and SVP/President of Sprint International, a division of Sprint, a global telecommunications provider, where she worked from 1988 to 2000. Ms. Wright previously served on the boards of directors of Verint Systems, Inc. (NASDAQ:VRNT) where she was Chair of the Nominating and Governance Committee, Call-Net, Inc. (TSE:CN), Global One (a joint venture among Sprint, Deutsche Telecom and France Telecom), Pryor Resources, Inc., and various nonprofit organizations. Ms. Wright graduated Phi Beta Kappa with a B.S. in psychology from the Johns Hopkins University and has an MBA from Harvard Business School.

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

Risk Factors Related to Our Business

We face competition from the traditional ILECs and competition from certain other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.

We face competition from the traditional ILECs, other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and potentially from future entrants to the voice services market. Competition has been intense over the past several years, especially with Peerless Network, causing us to lose some traffic as well as significantly reduce certain rates we charge our customers in various markets, including with respect to our major customers in our largest markets. We expect significant competition in the voice services market to continue, including as a result of the adoption of IP-based switching by telecommunications carriers, which is likely to increase competition from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections or result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice interconnection services.”

The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections or result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice interconnection services.

When there is a significant amount of traffic between two of our customers’ switches, there is an economic incentive to directly connect and remove the intermediate switching that we provide using our tandem switches.  When our customers implement direct connects, it reduces the amount of traffic we carry and the revenue we earn.  As our customers grow, the amount of traffic exchanged between them grows, thus leading to the risk that they will increase the number of direct connect switch paths that exchange traffic and remove that traffic from our tandems. We believe that the frequency at which our customers are implementing these direct connections is increasing, even in the case of lower traffic volume switch pairs, and we expect this trend to continue in the future, which will cause us to experience a reduction in our revenue. Most importantly, the risk of direct connections is continually increasing as more carriers move to an IP-based interface, because directly connecting between two IP-based carriers at one or only several points is less complex than establishing multiple direct connections between carriers’ switch pairs, thus enabling more direct connections. Many of our largest customers have converted or are rapidly moving to convert their networks to IP, increasing the likelihood of direct connections occurring. Moreover, since these direct connections would connect all or a portion of entire networks, as opposed to switch pairs, the amount of traffic carried over such a direct connection could be significant. In addition, consolidation among telecommunications carriers can stimulate the risk of direct connections by increasing both the incentive for and feasibility of establishing direct connections. For example, we have noticed that certain competitive carriers established direct connections following completion of a business combination. Increased competition from carriers establishing direct connections could result in fewer customer orders, reduced revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, since direct IP connections could be used to connect all or a portion of entire networks, it increases the likelihood that a customer could use IP connections to connect their entire voice interconnection network to only one or a limited number of vendors.  These vendors could then provide all of that customer’s voice interconnection services, as opposed to historically, where a customer may have selected multiple vendors to provide their interconnection services.  If an existing customer replaced us with one or a limited number of vendors to provide all of that customer’s interconnection services, it would result in lost revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, prospects, financial condition and operating results.

A failure to perform under the T-Mobile Agreement could negatively impact our business.

We recently announced that we had entered into the T-Mobile Agreement. We carry a substantial volume of traffic on our network as a result of the T-Mobile Agreement. If we fail to perform under the contractual terms of the T-Mobile Agreement or if other events occur and trigger T-Mobile’s right to seek a remedy against us or terminate the T-Mobile Agreement, our business could be negatively impacted. For example, T-Mobile may terminate the T-Mobile Agreement upon (i) the occurrence of an uncured material breach by us; (ii) a material adverse change to us, including if we become insolvent or we take steps toward a bankruptcy filing; (iii) proposed changes in applicable laws that have or will have a material adverse effect on T-Mobile’s use of the services provided by us; (iv) a transaction resulting in a change in our control either (a) with a direct competitor of T-Mobile or (b) that results in a material degradation of the services provided by us; or (v) a force majeure event that continues beyond a designated period. Moreover, if we fail to meet designated service levels for designated periods or on multiple occasions, T-Mobile may also have certain termination rights and the right to receive service credits. If T-Mobile terminates the T-Mobile Agreement or we breach the contractual terms of the agreement, in addition to contract remedies, T-Mobile is generally entitled to all remedies available to it at law or in equity, including, without limitation, monetary damages and equitable relief, under any applicable laws. If any of the foregoing occurs, it could have a material adverse effect on our business, prospects, financial condition and operating results.

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

The telecommunications industry has seen numerous disputes among telephone carriers and other service providers over the extent of the obligation to pay access charges, particularly in cases where VoIP technology is used for all or some of the call transmission. The FCC order described above resolved certain elements of this issue on a prospective basis and holds that VoIP calls will be subject to interstate access charges and/or reciprocal compensation. Certain aspects of the FCC order, however, have led to new disputes, such as the type and cost that may be charged for various elements of a VoIP call. As described above, certain long distance carriers are disputing our right to collect end office access charges for certain types of VoIP traffic.  If these new disputes are not timely resolved or are not resolved in our favor or if future rulings establish that we are not able to enforce all or a portion of our access tariffs with respect to VoIP or other types of calls, we could experience a material adverse effect on our revenues, financial condition, operating results or growth opportunities.

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

Our top five customers, in the aggregate, represented approximately 80% of our total revenues from operations during the year ended December 31, 2015. Our two largest customers, AT&T and Verizon, accounted for 31% and 26% respectively, of our total revenues from operations during the year ended December 31, 2015. Certain of these customers have solicited or received proposals from other carriers to provide services that are the same as or similar to ours, and in some cases, have moved traffic to those competitors. In other cases, we have been required to substantially lower the rates we charge our customers to retain their traffic. As discussed in “—We face competition from the traditional ILECs and competition from certain other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market,” competition has intensified over the past several years, and we expect this trend to continue. In addition, our contracts with these customers generally have no volume or exclusivity commitments and any customer is generally able to discontinue the use of all or a portion of our services at any time.

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

During the year ended December 31, 2015, we terminated 67% of our voice traffic in the United States to five carriers.

We generate a significant portion of our revenue from services provided in the United States. During the year ended December 31, 2015, we delivered 67% of our traffic in the United States to five carriers. If for any reason we are unable to terminate traffic to any one of these five carriers or a material amount of any terminating traffic to any other carrier(s), we would be unable to generate revenue from our customer originating the calls to such terminating carriers, which could have a material adverse effect on our business, prospects, financial condition and operating results. Moreover, if any carrier refuses to accept traffic or conditions receipt on terms that are not favorable to us, regardless of what we believe is their legal obligation to do so, it could have a material adverse effect on our business, prospects, financial condition and operating result. See “—Carriers may refuse to directly interconnect with us and consequently, we would be unable to terminate our customers’ traffic to them.” In 2012, we agreed to pay a carrier a significant amount to terminate certain long distance traffic to it. This agreement negatively affected our business.

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

We may not have sufficient redundant systems or backup facilities to allow us to receive and process traffic in the event of a loss of, or damage to, a network switch site or other network facilities. We could lose, or suffer damage to, a site in the event of power loss, natural disasters such as fires, earthquakes, floods, hurricanes and tornadoes, telecommunications failures, such as transmission cable cuts, or other similar events that could adversely affect our customers’ ability to access our services. Further, widespread business closings or failures or interruptions in telecommunications services of other carriers as a result of power loss, natural disasters, telecommunications failures and other similar events, may result in a reduction of in the volume of services we provide. Any such events could interrupt our operations, materially harm our revenues and growth and require significant cash expenditures to correct the issues caused by such loss or damage.

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

Business acquisitions that we may explore in the future will be subject to a number of risks and uncertainties.

The integration of any future businesses that we may acquire involves a number of risks, including, but not limited to:

●	demands on management related to the increase in size of our operations after an acquisition;
●	failure to fully achieve expected synergies and costs savings;
●	loss of customers or the failure of customers to order incremental services that we expect them to order;
●	higher integration costs than anticipated;
●	difficulties in the assimilation and retention of highly qualified and experienced employees;
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

●

unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002), procedures and policies; and

●	failure to provision services that are ordered by customers during the integration period.

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

As part of our growth strategy, we have selectively offered new services, such as 8XX toll free, international voice and DID services. For a further description of our services see “Business—Our Services.” Although the revenue currently associated with our DID and international services are not substantial, we view the development and provision of new service to be a critical component of our growth strategy.

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

Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T, and T-Mobile-MetroPCS reduces the need for intercarrier services and may limit our growth opportunities.

Consolidation in the industry reduces the need for intercarrier services by reducing the number of carriers. As carriers merge, (i) the risks to our business of direct connections increases, see “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections or result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice interconnection services,” (ii) traffic that was carrier-to-carrier becomes intra-carrier traffic not normally addressable by us and (iii) in the case of consolidations involving an ILEC, such as AT&T or Verizon, previous transit traffic between competitive carriers and the carrier acquired by the ILEC now potentially becomes ILEC reciprocal compensation traffic and not transit traffic, and thus potentially not addressable by us. For example, as a result of the SBC-AT&T combination, beginning in the second quarter of 2006, the combined SBC and AT&T entity began reducing the amount of minutes of use processed by us. During our 2006 fiscal year, we processed approximately 55% fewer minutes from AT&T and SBC, as a combined entity, compared to our 2005 fiscal year. We have experienced growth notwithstanding this consolidation, but our ability to grow in the future could be affected by greater consolidation. .

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

We generate the majority of our revenue by charging carriers on a per minute of use basis for the traffic we carry on our network. If weakening economic conditions result in decreased spending on telecommunications services (or a decrease in the subscriber base at our customers), the amount of traffic we carry on our network on behalf of our customers could decrease. Furthermore, financial pressure faced by our customers could result in mergers, acquisitions, liquidations or divestitures of all or a portion of our customers’ businesses, which in turn could result in a reduction in the use of our services. See “—Consolidation in the industry, such as AT&T-BellSouth-Cingular, Verizon-MCI, SBC-AT&T, and T-Mobile-MetroPCS reduces the need for intercarrier services and may limit our growth opportunities.”  A reduction from these or other economic-related causes could have a material adverse effect on our business, financial condition and operating results.

We could experience material variances in our revenues due to events outside of our control.

We could experience material variances in our revenues due to events both under and outside of our control. For example, we could experience a material decline in the traffic that we process due to holidays or other seasonal variability, the timing of direct connects established between our customers, competitors offering services at reduced rates, installation delays, the implementation of routing changes and traffic outages. If one or more of these events occur, especially with respect to one or more of our larger customers, it could cause a material decrease in our revenues and have a material adverse effect on our business, prospects, financial condition and operating results.

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

We earn revenues for the majority of the services that we provide on a per minute of use basis. We generally do not have minimum revenue or exclusivity requirements in our contracts, which means that our customers could cease or reduce their usage of our services from their current levels at any time and without notice or penalty.   If this were to occur, our revenues and results of

operations will immediately suffer because there is no contractual requirement for the purchase of our services. For example, as discussed above, certain of our customers have migrated voice services to a competitor that has been offering our customers lower pricing in certain of our largest and other markets. See “—We face competition from the traditional ILECs and competition from certain other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market.” If one or more of our larger customers cease or reduce the use of our services, we will experience a reduction in the volume of services we provide, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Failure to comply with neutrality positioning could result in loss of significant business.

We have positioned ourselves as a neutral third-party provider of services (that is, we generally do not compete with our customers in any of their core businesses). Our failure to continue to adhere to this neutrality positioning may result in lost sales or non-renewal of contracts, any one of which could have a material adverse effect on our business, prospects, financial condition and operating results. For example, we provide national transit services and tandem access services in the United States, each of which are long distance voice services, and both of which can be viewed by some of our customers as being competitive with certain of the voice services they provide.

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

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, too costly or inefficient on a relative basis. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our services to meet changing customer needs. We cannot ensure that we will be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so could adversely affect our ability to compete and retain customers or market share. Many existing and emerging companies are providing, or propose to provide, competing services using new technologies. Furthermore, the increased adoption of IP switching technologies could increase the competition we face from direct connections. See “—The market for our services is competitive and increased adoption of IP switching technologies could increase the competition we face from direct connections or result in an existing customer replacing us with one or a limited number of vendors to provide all of that customer’s voice interconnection services.”  Our future revenues and profits will depend on our ability to provide value added service(s) to competitive carriers. If we are unable to provide these service(s), whether as a result of technology changes or otherwise, we could experience a material adverse effect on our business, prospects, financial condition and operating results.

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

Our stock price is likely to be volatile. The market prices for securities of telecommunications companies have historically been volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the passage of various laws and governmental regulations governing communications-related services and Internet-related services;
●	a decrease in our cash position;
●	changes in our dividend practice;
●	a decrease in the amount of traffic we carry or the rates we charge for such traffic, whether from competition , the termination of customer agreements or otherwise;
●	the failure to develop new services or successfully manage our growth strategy;
●	the failure of or disruption to our physical infrastructure or services;
●	conditions or trends in the Internet, technology and communications industries;
●	the addition or departure of any key employees;
●	the level and quality of securities research analyst coverage of our common stock;
●	changes in the estimates of our operating performance or changes in recommendations of us by any research analyst that follow our stock or any failure to meet the estimates made by research analysts;
●	litigation involving ourselves, our granted or any future patents, or our general industry or both;
●	investors’ general perception of us, our services, the economy and general market conditions;
●	developments or disputes concerning third party patents or other proprietary rights;
●	the announcement of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments by us or our competitors; and
●	other factors discussed within these “Risk Factors.”

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

A substantial portion of our cash at December 31, 2015 was invested in three money market funds.

As of December 31, 2015, we had $86.9 million invested in three money market funds. Due to the short duration of the cash invested, we believe that we do not have any material exposure to changes in the fair value of our cash investments as a result of changes in interest rates. However, since the share price of a money market fund is typically $1, the interest rate paid on the investment or the yield, is typically the predominant measure of the return we receive.  These investments are subject to general credit, liquidity, market and interest rate risks that could have a negative impact on our results of operations.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our amended and restated certificate of incorporation and bylaws currently:

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

On February 9, 2016, the Board of Directors proposed and declared advisable an amendment to our certificate of incorporation, consistent with Section 141(k) of the Delaware General Corporation Law, to remove the words “for cause” so that any of our directors can be removed, with or without cause. The Board of Directors directed that such amendment be proposed at our next annual meeting of stockholders.  Consistent therewith, and in light of a recent ruling by the Delaware Chancery court, we will not attempt to enforce the “only for-cause” director removal provision.

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

Our headquarters is located at 550 W. Adams Street, Suite 900, Chicago, Illinois 60661, where we lease approximately 27,000 square feet of office space. We also lease additional administrative space elsewhere in Chicago, Illinois.

We also lease 34 other facilities, listed below, in the United States that house our switching equipment.

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

Refer to Note 9 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information on legal proceedings.

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

The following table sets forth the high and low closing sale prices per share for our common stock, for the periods indicated as regularly reported by The NASDAQ Global Market:

2015	High	Low
First Quarter	$20.31	$14.31
Second Quarter	$19.77	$15.68
Third Quarter	$23.20	$16.58
Fourth Quarter	$22.78	$17.35

2014	High	Low
First Quarter	$14.98	$10.06
Second Quarter	$15.83	$13.33
Third Quarter	$14.63	$10.18
Fourth Quarter	$20.00	$12.30

Holders of Record

On December 31, 2015, there were approximately 46 registered holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 10,155 beneficial owners of our common stock as of January 20, 2016.

Dividends

Beginning in 2012, we have declared and paid both regular and special dividends.  Refer to note 8 “Common Stock” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information on payments.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return provided to stockholders on Inteliquent’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2010, and its relative performance is tracked through December 31, 2015. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified as Telecommunications and Telecommunications Equipment according to the Industry Classification Benchmark. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Inteliquent under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN

(Based upon an initial investment of $100 on December 31, 2010, with dividends reinvested)

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The selected consolidated operating data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated operating data for the fiscal years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from, and are qualified by reference to, our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014 (3)	2013 (3)	2012 (4)	2011
Consolidated Operating Data:
Revenue	$248,619	$220,508	$211,661	$233,003	$224,603
Income (loss) from continuing operations	38,129	38,523	64,298	(34,246)	40,105
Net income (loss)	38,129	38,523	55,653	(78,149)	27,057
Earnings (loss) per share—continuing operations:
Basic (1)	$1.13	$1.17	$1.99	$(1.11)	$1.22
Diluted (1)	$1.12	$1.15	$1.97	$(1.11)	$1.21
Earnings (loss) per share—net income (loss):
Basic (2)	$1.13	$1.17	$1.72	$(2.54)	$0.83
Diluted (2)	$1.12	$1.15	$1.71	$(2.54)	$0.82
Weighted average number of shares outstanding:
Basic	33,633	32,887	32,306	30,798	32,780
Diluted	34,070	33,384	32,557	30,798	33,195
Dividends paid per share:	$0.60	$0.45	$1.44	$3.00	$—

	December 31,
(In thousands)	2015	2014	2013 (3)	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$109,050	$104,737	$77,004	$31,479	$90,279
Total assets	198,049	170,171	137,245	145,600	302,810
Total liabilities	18,216	16,127	20,424	46,507	43,132
Total shareholders’ equity	179,833	154,044	116,821	99,093	259,678

Cash Flow Data:
Cash flows provided by operating activities	$47,875	$40,458	$57,365	$61,569	$57,714
Cash flows (used for) provided by investing activities	(26,251)	(10,238)	35,719	(25,716)	(22,459)
Cash flows used for financing activities	(17,311)	(2,487)	(47,565)	(95,049)	(51,553)

(1)

Basic earnings (loss) per share—continuing operations are computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share—continuing operations are computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options, non-vested shares and performance stock units represents the only difference between the weighted average shares used for the basic earnings (loss) per share—continuing operations computation compared to the diluted earnings (loss) per share—continuing operations computation.

(2)

Basic earnings (loss) per share—net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share—net income (loss) is computed giving effect to all dilutive potential common shares that were outstanding during the period. The effect of stock options, non-vested shares and performance stock units represents the only difference between the weighted average shares used for the basic earnings (loss) per share—net income (loss) computation compared to the diluted earnings (loss) per share—net income (loss) computation.

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

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects, and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; our ability to perform under the T-Mobile Agreement, including the risk that the traffic we carry under the T-Mobile Agreement will not meet our targets for profitability, including EBITDA and Adjusted EBITDA, that we incur damages or similar costs if we fail to meet certain terms in the T-Mobile Agreement, or that T-Mobile terminates the T-Mobile Agreement; the risk that our costs to perform under the T-Mobile Agreement will be higher than we expect; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; changes in general economic or market conditions; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of this Annual Report on Form 10-K and included elsewhere in this report as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically, data and video. Our solutions enable carriers and other providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as OTT providers, who also typically do not have their own network. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

For the year ended December 31, 2015, we generated revenue of $248.6 million, an increase of 12.7% compared to $220.5 million for the year ended December 31, 2014. Our income from operations for the year ended December 31, 2015 was $59.4 million compared to $63.3 million for the year ended December 31, 2014. Net income for the year ended December 31, 2015 was $38.1 million compared to $38.5 million for the year ended December 31, 2014.

On April 30, 2013, we sold our global data business.  As a result, we recorded activity with respect to our global data business for only four months within the results of operations for the year ended December 31, 2013. The Americas reporting unit of the global data business did not qualify for discontinued operations treatment and, as a result, the results from continuing operations for the year ended December 31, 2013 include data activity associated with the Americas reporting unit for the first four months of 2013. Data revenue, data network and facilities, and data sales and marketing expenses generated by our Americas reporting unit for the first four months of 2013 was $10.4 million, $4.5 million and $1.5 million, respectively.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a description of the sale of our global data business.

Our Services

We provide the following voice services:

●

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

●

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

●

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

●

International Voice Service.  As we began interconnecting with certain non-U.S. carriers in 2010, we began terminating voice traffic that originated outside of the U.S. and terminated on the networks of carriers located in the U.S.  When we provide this service, we are operating as an interexchange carrier.  Our customer is the non-U.S. carrier that originates the call.

●

Direct Inward Dialing Service.  In 2012, we began to market DID service primarily to various non-carriers, including OTT providers, conference calling providers, calling card companies and interconnected VoIP providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In addition to receiving payment from our non-carrier customers for the provision of the DID service, an interexchange carrier will pay us switched access charges for terminating long distance traffic on our network, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic on our network.

●

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

Carrier Disputes

The Company has disputes with two long distance companies regarding their payment to the Company of access charges in connection with the Company’s origination of traffic from VoIP providers that utilize OTT technology.  The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed probable.

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

Following the introduction of our local transit service, we began to face competition from other non-ILEC carriers, including Level 3, Hypercube and Peerless Network. Over the past several years, intensified competition led to reduced minutes of use and caused us to charge materially lower rates in various markets, including with respect to our major customers in our largest markets. Moreover, as previously noted, the other alternative for exchanging traffic prior to the commencement of our operations was for competitive carriers to install direct connections between their switches. Despite the development of a competitive tandem market, this alternative still exists, and in fact, we believe that our customers are frequently establishing direct connections between their networks, even for what might be considered, by historical standards, to be lower traffic switch pair combinations, for various reasons, including to eliminate paying a transit fee to us or one of our competitors. For a further discussion of the direct and indirect competition we face, see “—Competition” in this Item 1 and “Risk Factors—Risk Factors Related to Our Business— We face competition from the traditional ILECs and competition from certain other providers such as AT&T (Long Distance), Verizon Business, Level 3 Communications, Peerless Network and Hypercube, and we expect to compete with new entrants to the voice services market” in Item 1A.

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of December 31, 2015. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services. During 2015, our network carried 156.1 billion minutes of traffic. Telephone numbers assigned to a carrier may not necessarily be assigned to, and in use by, an end user.

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

Operating Expenses

Operating expenses typically include network and facilities expenses, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, gain or loss on the disposal of property and equipment, and loss or gain on sale of Americas data assets.

Network and Facilities Expenses. Our network and facilities expenses include transport capacity, or circuits, and signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support the physical location where we house our switch, which is referred to in the industry as a point of presence (“POP”) and, historically, transport capacity for our data services. Our network and facilities expenses primarily include costs we pay to third parties to terminate traffic on their networks. We do not defer or capitalize any costs associated with the start-up of a new POP. The start-up of an additional POP can take between three months to six months. During this time we typically incur facility rent, utilities, payroll and related benefit costs along with initial non-recurring installation costs. Revenues generally follow sometime after the sixth month.

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

Operations Expenses. Operations expenses include payroll and benefits for our POP location personnel as well as individuals located at our offices who are directly responsible for maintaining and expanding our network. Other primary components of operations expenses include repair and maintenance, software licenses, property taxes, property insurance, professional service fees and supplies.

Sales and Marketing Expenses. Sales and marketing expenses represent the smallest component of our operating expenses and primarily include personnel costs, sales bonuses, marketing programs and other costs related to travel and customer meetings.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities associated with our executive, finance, human resource, legal and other general and administrative support departments and fees for professional services and bad debt expense. Professional services principally consist of outside legal, audit and tax service fees and may occasionally include consulting and transaction costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for voice-related fixed assets is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment, wireless equipment and tools and test equipment, and three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter.

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

Total Other (Income) Expense. Total other (income) expense includes interest expense and income, other income and expense, as well as foreign exchange gain or loss resulting from changes in exchange rates between the functional currency and the foreign currency in which the transaction was denominated.

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

Revenue Recognition

We generate revenue from sales of our voice services. We maintain tariffs and executed service agreements with each of our customers in which specific fees and rates are determined. One customer agreement contains multiple voice service elements and is accounted for as a multiple-element arrangement under Accounting Standards Codification (“ASC”) topic 605-25, Revenue Recognition-Multiple Element Arrangements. Following the requirements of ASC 605-25, the Company evaluated the multiple-element arrangement to determine which deliverables represented separate units of accounting and then allocated consideration to each unit of accounting based on their selling prices using relative fair values.  Some of these deliverables are treated as non-monetary transactions which are also recorded at fair value.  Voice revenue is recorded each month on an accrual basis, when collection is probable, based upon minutes of traffic switched by our network by each customer, which is referred to as minutes of use.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. At December 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $2.4 million and $2.3 million, respectively.

Stock-Based Compensation

We currently record stock-based compensation expense in connection with any grant of options, non-vested shares or performance stock units to our employees and board of directors. Stock-based employee compensation is reflected in the consolidated statement of income. We measure compensation cost for our stock options, non-vested shares and performance stock units at fair value.

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

Accounting for Income Taxes

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and for net operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recorded in earnings in the period of enactment. A valuation allowance is provided for deferred income tax assets whenever it is determined based on our judgment that it is more likely than not that future tax benefits will not be realized. Deferred income tax assets are reviewed on a quarterly basis to determine if a valuation allowance is necessary based on current and historical performance, along with other relevant factors. As of December 31, 2015 we have recorded a valuation allowance of $22.7 million against our net deferred income tax asset, where $21.5 million is related to the capital loss from the sales of our foreign subsidiary and $1.2 million is related to the Illinois EDGE and research and development (“R&D”) credits.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2015, 2014 and 2013:

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenue	$248,619	$220,508	$211,661
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	125,345	94,995	94,867
Operations	31,170	29,296	28,595
Sales and marketing	2,874	3,264	5,554
General and administrative	18,508	16,840	18,772
Depreciation and amortization	11,392	11,817	14,652
(Gain) loss on sale of property and equipment	(110)	(60)	192
Loss (gain) on sale of Americas data assets	—	1,081	(28,791)
Total operating expense	189,179	157,233	133,841
Income from operations	59,440	63,275	77,820
Other (income) expense:
Interest expense (income)	29	51	(6)
Other (income) expense	(1,290)	(2)	4
Total other (income) expense	(1,261)	49	(2)
Income before provision for income taxes	60,701	63,226	77,822
Provision for income taxes	22,572	24,703	13,524
Income from continuing operations	$38,129	$38,523	$64,298
Loss from discontinued operations, net of provision for income taxes	—	—	(3,808)
Loss on sale of discontinued operations, net of provision for income taxes	—	—	(4,837)
Net income	$38,129	$38,523	$55,653
Earnings per share- continuing operations:
Basic	$1.13	$1.17	$1.99
Diluted	$1.12	$1.15	$1.97
Loss per share- discontinued operations:
Basic	$—	$—	$(0.27)
Diluted	$—	$—	$(0.27)
Earnings per share- net income:
Basic	$1.13	$1.17	$1.72
Diluted	$1.12	$1.15	$1.71
Weighted average number of shares outstanding:
Basic	33,633	32,887	32,306
Diluted	34,070	33,384	32,557

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue. Revenue of $248.6 million for the year ended December 31, 2015 increased $28.1 million, or 12.7%, from $220.5 million for the year ended December 31, 2014.

The increase in revenue is primarily due to an increase in minutes of use to 156.1 billion minutes in the year ended December 31, 2015 compared to 137.5 billion minutes in the year ended December 31, 2014, an increase of 13.5%. The increase in minutes was partially offset by a decrease in the average rate per minute from $0.00160 for the year ended December 31, 2014 to $0.00159 for the year ended December 31, 2015, a decrease of 0.6%.

Operating Expenses. Operating expenses of $189.2 million for the year ended December 31, 2015 increased $32.0 million from $157.2 million in the year ended December 31, 2014. Operating expenses represented 76.1% and 71.3% of revenue for the year ended December 31, 2015 and 2014, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses increased to $125.3 million for the year ended December 31, 2015, or 50.4% of revenue, compared to $95.0 million for the year ended December 31, 2014, or 43.1% of revenue. The increase of $30.3 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, along with the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percentage of revenue increased during the year ended December 31, 2015 as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic which was due to a shift in the traffic mix.

Operations Expenses. Operations expenses increased to $31.2 million for the year ended December 31, 2015, or 12.6% of revenue, compared to $29.3 million for the year ended December 31, 2014, or 13.3% of revenue. The increase of $1.9 million primarily resulted from an increase in employee related costs which were attributed to an increase in headcount required to support the T-Mobile agreement.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $2.9 million for the year ended December 31, 2015, or 1.2% of revenue, compared to $3.3 million for the year ended December 31, 2014, or 1.5% of revenue.  The decrease of $0.4 million was primarily due to a decrease in marketing costs and a slight decrease in employee related costs.

General and Administrative Expenses. General and administrative expenses increased to $18.5 million for the year ended December 31, 2015, or 7.4% of revenue, compared to $16.8 million for the year ended December 31, 2014, or 7.6% of revenue. The increase of $1.7 million in general and administrative expenses for the year ended December 31, 2015, was primarily due to non-recurring charges for the resolution of certain employee matters, employee related costs due to additional headcount and higher professional fees. The increases were partially offset by a decrease in bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $11.4 million for the year ended December 31, 2015, or 4.6% of revenue, compared to $11.8 million for the year ended December 31, 2014, or 5.4% of revenue. The decrease of $0.4 million in depreciation and amortization expense for the year ended December 31, 2015 is due to the timing of property and equipment additions placed into service, which was heavily weighted in the last two quarters of 2015, thereby minimizing the impact of this expense for the twelve months ended December 31, 2015.

(Gain) Loss on Sale of Property and Equipment. Gain on disposal of property and equipment was $0.1 million for both the years ended December 31, 2015 and 2014.

Loss (Gain) on Sale of Americas Data Assets. During the year ended December 31, 2014, we recorded a $1.1 million loss on sale of Americas data assets as a result of our settlement with GTT.  Refer to Note 3 “Business Disposition” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the sale of the global data business.

Total Other (Income) Expense.  Total other income for the year ended December 31, 2015 was $1.3 million, compared to less than $0.1 million of total other expense for the year ended December 31, 2014. Substantially all of the total other income for the year ended December 31, 2015 was due to a $1.3 million receipt of amounts held in an escrow fund related to the Tinet acquisition. Refer to Note 1 “Description of the Business” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information regarding the escrow receipt.

Provision for Income Taxes.  Provision for income taxes was $22.6 million for the year ended December 31, 2015, a decrease of $2.1 million compared to $24.7 million for the year ended December 31, 2014. The effective tax rate at December 31, 2015 was 37.2% compared to the effective tax rate at December 31, 2014 of 39.1%. The decrease in the Company’s effective income tax rate for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to a true up to the impact of the sale of the global data business in 2014, and a reassessment of the recoverability of the deferred tax assets for Illinois credits.

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

Revenue. Revenue of $220.5 million for the year ended December 31, 2014 increased $8.8 million, or 4.2%, from $211.7 million for the year ended December 31, 2013. The data revenue generated by our Americas reporting unit for the four months ended April 30, 2013 was $10.4 million. Excluding data revenue, revenue from continuing operations increased $19.2 million, representing an increase of 9.5%. The increase in voice revenue is primarily due to an increase in minutes of use to 137.5 billion minutes in the year ended December 31, 2014 compared to 120.9 billion minutes in the year ended December 31, 2013, an increase of 13.7%. The increase in minutes was partially offset by a decrease in the average rate per minute from $0.00166 for the year ended December 31, 2013 to $0.00160 for the year ended December 31, 2014, a decrease of 3.6%.

Operating Expenses. Operating expenses of $157.2 million for the year ended December 31, 2014 increased $23.4 million from $133.8 million in the year ended December 31, 2013. Operating expenses represented 71.3% and 63.2% of revenue for the year ended December 31, 2014 and 2013, respectively. The components making up operating expenses are discussed further below.

Network and Facilities Expenses. Network and facilities expenses of $95.0 million for the year ended December 31, 2014, or 43.1% of revenue, increased from $94.9 million for the year ended December 31, 2013, or 44.8% of revenue. The data network and facilities expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $4.5 million. Excluding these data costs, the network expenses increased $4.6 million, which was primarily due to an increase in minute volumes, partially offset by savings from network optimization.

Operations Expenses. Operations expenses of $29.3 million for the year ended December 31, 2014, or 13.3% of revenue, increased $0.7 million compared to $28.6 million for the year ended December 31, 2013, or 13.5% of revenue. The increase primarily resulted from an increase of $1.6 million in external service provider fees and other miscellaneous expenses, offset by a decrease of $0.8 million in non-cash compensation.

Sales and Marketing Expenses. Sales and marketing expenses of $3.3 million for the year ended December 31, 2014, or 1.5% of revenue, decreased from $5.6 million for the year ended December 31, 2013, or 2.6% of revenue.  The sales and marketing expenses generated by our Americas reporting unit for the four months ended April 30, 2013 were $1.5 million.  Excluding these data costs, the sales and marketing expenses decreased by $0.8 million, which was primarily due to lower payroll and other benefits expense.

General and Administrative Expenses. General and administrative expenses decreased to $16.8 million for the year ended December 31, 2014, or 7.6% of revenue, compared to $18.8 million for the year ended December 31, 2013, or 8.9% of revenue. The decrease of $2.0 million in general and administrative expenses for the year ended December 31, 2014, was primarily due to $2.4 million of charges recognized in 2013 associated with the Company’s internal investigation.  Additionally, in 2014, there was a $0.6 million increase in bad debt expense related to reserves established for various customers’ doubtful accounts receivable, which was offset by a $0.5 million decrease in payroll and other benefits expense.

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

At December 31, 2015, we had $109.1 million in cash and cash equivalents, and $0.3 million in restricted cash. In comparison, at December 31, 2014, we had $104.7 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

Working capital at December 31, 2015 was $140.0 million compared to $125.7 million at December 31, 2014.

Our capital expenditures of $26.4 million, $10.1 million and $12.5 million in the years ended December 31, 2015, 2014 and 2013, respectively, related primarily to the installation of network equipment in existing and new locations.  Capital expenditures for the years ended December 31, 2013 include four months of spend related to the global data business.   Capital expenditures for 2016 are expected to be between $25 million and $28 million.

We believe the cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operations, including our anticipated growth plans, for the foreseeable future.

The following table sets forth components of our cash flow for the following periods:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows provided by operating activities	$47,875	$40,458	$57,365
Cash flows (used for) provided by investing activities	$(26,251)	$(10,238)	$35,719
Cash flows used for financing activities	$(17,311)	$(2,487)	$(47,565)

Cash flows from operating activities

Net cash provided by operating activities for the year ended December 31, 2015 was $47.9 million, compared to $40.5 million for the year ended December 31, 2014. Operating cash inflows are largely attributable to payments from customers which are generally received between 30 to 60 days following the end of the billing month. Operating cash outflows are largely attributable to personnel-related expenditures, and facility and network maintenance costs. The increase in operating cash flow is primarily due to the increase in accrued liabilities, partially offset by an increase in other current assets as of December 31, 2015.  The increase in accrued liabilities is the result of higher accrued network and facilities costs as of December 31, 2015. The increase in other current assets is the result of an increase in our prepaid income tax position as of December 31, 2015.

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

Cash flows from investing activities

Net cash used for investing activities for the year ended December 31, 2015 was $26.3 million, compared to net cash used for investing activities of $10.2 million for the year ended December 31, 2014. The change in cash flows from investing activities was primarily the result of recent purchases of equipment necessary to support the significant additional traffic we are carrying as part of the overall growth of the business.

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

Cash flows from financing activities

Net cash used for financing activities for the year ended December 31, 2015 was $17.3 million, compared to $2.5 million for the year ended December 31, 2014. The changes in cash flows from financing activities primarily relate to changes in the exercises of stock options as well as dividend payments.  There were fewer stock options exercised during 2015 as compared to 2014, and as a result, we received less cash.   Additionally, we paid out more dividends in 2015 as compared to 2014, which is mainly attributed to our annual dividends paid of $0.60 per share for the year ended December 31, 2015 as compared to only $0.45 per share for the year ended December 31, 2014.

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

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2015. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. There have been no significant developments with respect to our contractual cash obligations since December 31, 2015.

	Payments Due by Period
(In thousands)	Total	Current	2-3 years	4-5 years	Thereafter
Operating lease obligations	$28,991	$4,712	$8,745	$7,477	$8,057
Purchase obligations	17,406	12,844	4,424	138	—
Total	$46,397	$17,556	$13,169	$7,615	$8,057

Operating Lease Obligations

We lease facilities and certain equipment under operating leases which expire through March 2026. Rental expense for these leases was $4.3 million, $4.3 million and $5.2 million for each of the years ended December 2015, 2014 and 2013, respectively. See Item 2 “Properties” above for a description of the location of our leased real property.

Purchase Obligations

We have service agreements with certain major telecommunications service providers, where we have committed to purchase a minimum amount of service beginning through September 2018.  Additionally, the Company has contractual commitments with third parties to purchase network circuits through August 2020. In the event the Company was to terminate these circuit agreements before their expiration, early termination penalties would apply, for which the Company would be required to pay. The minimum purchase commitments by period are set forth in the table above. These amounts do not represent the Company’s entire anticipated purchases in the future, but represent only its estimate of those items for which the Company is committed.

Letters of Credit

We use cash collateralized letters of credit issued by Bank of America, N.A. to secure certain facility leases and other obligations. At December 31, 2015, there was $0.3 million of restricted cash used as collateral for $0.3 million in letters of credit outstanding.

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

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the years ended December 31, 2015, 2014 and 2013.

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

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $109.4 million and $105.1 million at December 31, 2015 and December 31, 2014, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. At December 31, 2015, we had $86.9 million in cash and cash equivalents invested in three money market funds.

Based upon our overall interest rate exposure at December 31, 2015, we do not believe that a hypothetical 10 percent change in interest rates over a one-year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments discussed above.

Foreign Currency

As a result of the sale of the global data business, the Company now operates substantially only within the United States and is no longer exposed to any substantial foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Inteliquent, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also includes the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inteliquent, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2016

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$109,050	$104,737
Receivables — net of allowance of $2,365 and $2,336, respectively	39,589	32,766
Deferred income taxes-current	—	836
Prepaid expenses	9,376	2,198
Other current assets	219	1,320
Total current assets	158,234	141,857
Property and equipment—net	37,336	23,678
Restricted cash	345	345
Deferred income taxes-noncurrent	1,059	3,284
Other assets	1,075	1,007
Total assets	$198,049	$170,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424	$1,607
Accrued liabilities:
Taxes payable	624	1,263
Network and facilities	10,984	7,266
Rent	1,969	2,015
Payroll and related items	2,918	3,079
Other	1,297	897
Total current liabilities	18,216	16,127
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock—par value of $.001; 150,000 authorized shares; 33,891 shares and 33,458 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	34	33
Less treasury stock, at cost; 3,351 shares at December 31, 2015 and December 31, 2014	(51,668)	(51,668)
Additional paid-in capital	225,474	217,628
Retained earnings (accumulated deficit)	5,993	(11,949)
Total shareholders’ equity	179,833	154,044
Total liabilities and shareholders' equity	$198,049	$170,171

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenue	$248,619	$220,508	$211,661
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	125,345	94,995	94,867
Operations	31,170	29,296	28,595
Sales and marketing	2,874	3,264	5,554
General and administrative	18,508	16,840	18,772
Depreciation and amortization	11,392	11,817	14,652
(Gain) loss on sale of property and equipment	(110)	(60)	192
Loss (gain) on sale of Americas data assets	—	1,081	(28,791)
Total operating expense	189,179	157,233	133,841
Income from operations	59,440	63,275	77,820
Other (income) expense:
Interest expense (income)	29	51	(6)
Other (income) expense	(1,290)	(2)	4
Total other (income) expense	(1,261)	49	(2)
Income before provision for income taxes	60,701	63,226	77,822
Provision for income taxes	22,572	24,703	13,524
Income from continuing operations	$38,129	$38,523	$64,298
Loss from discontinued operations, net of provision for income taxes	—	—	(3,808)
Loss on sale of discontinued operations, net of provision for income taxes	—	—	(4,837)
Net income	$38,129	$38,523	$55,653
Earnings per share- continuing operations:
Basic	$1.13	$1.17	$1.99
Diluted	$1.12	$1.15	$1.97
Loss per share- discontinued operations:
Basic	$—	$—	$(0.27)
Diluted	$—	$—	$(0.27)
Earnings per share- net income:
Basic	$1.13	$1.17	$1.72
Diluted	$1.12	$1.15	$1.71
Weighted average number of shares outstanding:
Basic	33,633	32,887	32,306
Diluted	34,070	33,384	32,557

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$38,129	$38,523	$55,653
Other comprehensive income:
Foreign currency adjustments	—	—	4,904
Total other comprehensive income	—	—	4,904
Comprehensive income	$38,129	$38,523	$60,557

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Retained	Accumulated
	Common			Additional	Earnings	Other	Total
	Shares	Common	Treasury	Paid-In	(Accumulated	Comprehensive	Shareholders'
(In thousands)	Outstanding	Shares	Shares	Capital	deficit)	Income (loss)	Equity
Balance at December 31, 2012	32,345	$32	$(50,103)	$199,331	$(45,263)	$(4,904)	$99,093

Net income	—	—	—	—	55,653	—	55,653
Dividend payment	—	—	—	—	(45,922)	—	(45,922)
Foreign currency translation	—	—	—	—	—	4,904	4,904
Tax deficiency associated with share-based payments	—	—	—	(1,165)	—	—	(1,165)
Exercise of stock options	206	—	—	468	—	—	468
Repurchase of common stock	(268)	—	(1,565)	—	—	—	(1,565)
Non-cash share based compensation expense	—	—	—	6,163	—	—	6,163
Activity related to non-vested shares	(68)	—	—	(808)	—	—	(808)
Balance at December 31, 2013	32,215	32	(51,668)	203,989	(35,532)	—	116,821

Net income	—	—	—	—	38,523	—	38,523
Dividend payment	—	—	—	—	(14,940)	—	(14,940)
Tax deficiency associated with share-based payments	—	—	—	(1,992)	—	—	(1,992)
Exercise of stock options	1,096	1	—	12,475	—	—	12,476
Non-cash share based compensation expense	—	—	—	4,269	—	—	4,269
Activity related to non-vested shares	147	—	—	(1,113)	—	—	(1,113)
Balance at December 31, 2014	33,458	33	(51,668)	217,628	(11,949)	—	154,044

Net income	—	—	—	—	38,129	—	38,129
Dividend payment	—	—	—	—	(20,187)	—	(20,187)
Tax benefit associated with share-based payments	—	—	—	1,601	—	—	1,601
Exercise of stock options	320	1	—	2,210	—	—	2,211
Non-cash share based compensation expense	—	—	—	5,222	—	—	5,222
Activity related to non-vested shares	113	—	—	(1,187)	—	—	(1,187)
Balance at December 31, 2015	33,891	$34	$(51,668)	$225,474	$5,993	$—	$179,833

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Operating
Net income	$38,129	$38,523	$55,653
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,392	11,817	15,894
Deferred income taxes	3,061	8	(2,295)
(Gain) loss on sale of property and equipment	(110)	(60)	458
Loss (gain) on sale of Americas data assets	—	1,081	(28,791)
Gain on settlement of Tinet escrow	(1,290)	—	—
Loss on sale of discontinued operations	—	—	4,837
Non-cash share-based compensation	5,222	4,269	6,163
Gain on intercompany foreign exchange transactions	—	—	56
Provision for uncollectible accounts	197	1,925	900
Excess tax benefit associated with share-based payments	(1,852)	(1,090)	(262)
Changes in assets and liabilities:
Receivables	(7,020)	(12,491)	4,281
Other current assets	(6,095)	(247)	180
Other noncurrent assets	(68)	2,614	199
Accounts payable	146	(175)	(3,830)
Accrued liabilities	6,163	(5,716)	3,922
Net cash provided by operating activities	47,875	40,458	57,365
Investing
Purchase of property and equipment	(26,439)	(10,090)	(12,470)
Proceeds from sale of property and equipment	188	72	28
Sale of other investments	—	—	534
Proceeds from sale of discontinued operations, net of transaction costs	—	—	42,587
Proceeds from sale of Americas data assets, net of transaction costs	—	—	4,203
(Increase) decrease in restricted cash	—	(220)	837
Net cash (used for) provided by investing activities	(26,251)	(10,238)	35,719
Financing
Proceeds from the exercise of stock options	2,211	12,476	468
Restricted shares withheld to cover employee taxes paid	(1,187)	(1,113)	(808)
Dividends paid	(20,187)	(14,940)	(45,922)
Payments made for repurchase of common stock	—	—	(1,565)
Excess tax benefit associated with share-based payments	1,852	1,090	262
Net cash used for financing activities	(17,311)	(2,487)	(47,565)
Effect of exchange rate changes on cash	—	—	6
Net increase in cash and cash equivalents	4,313	27,733	45,525
Cash and cash equivalents — Beginning	104,737	77,004	31,479
Cash and cash equivalents — Ending	$109,050	$104,737	$77,004
Supplemental disclosure of cash flow information:
Cash paid for taxes	$24,477	$25,759	$12,695
Cash paid for interest	$—	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$19	$1,348	$1,742

See notes to consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except as noted)

1.	DESCRIPTION OF THE BUSINESS

Organization —Inteliquent, Inc. (the “Company”) provides voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice and, historically, data and video. The Company’s solutions enable carriers and other providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “off-net” services. We also provide our solutions to customers, such as OTT providers, who also typically do not have their own network.

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

During the three months ended March 31, 2015, the Company received a $1.3 million payment from an escrow fund that had been established in connection with the Company’s purchase of the Tinet global data business in 2010.  The Company received this payment as a result of a settlement with the sellers of Tinet.  The settlement related to a dispute regarding the Company’s claim that certain tax liabilities were not properly represented to the Company at the time the transaction closed. This payment was recorded as other income in the Company’s Consolidated Statements of Income for year ended December 31, 2015 and as an operating cash inflow in the Consolidated Statements of Cash Flows for the year ended December 31, 2015.

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

Cash and Cash Equivalents —The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The carrying values of our cash and cash equivalents approximate fair value. At December 31, 2015, the Company had $22.2 million of cash in banks and $86.9 million in three money market funds. At December 31, 2014, the Company had $32.9 million of cash in banks and $71.8 million in three money market funds.

Fair Value Measurements —Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. At December 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $2.4 million and $2.3 million, respectively.

Property and Equipment — Property and equipment is recorded at cost. These values are depreciated over the estimated useful lives of the individual assets using the straight-line method. Any gains and losses from the disposition of property and equipment are included in operations as incurred. The estimated useful life for network equipment, wireless equipment and tools and test equipment is five years. The estimated useful life for computer equipment, computer software and furniture and fixtures is three years. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the lease, whichever is less. As discussed in further detail below, the impairment of long-lived assets is evaluated when events or changes in circumstances indicate that a potential impairment has occurred.

Long-lived Assets —The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment impairment charges in 2015, 2014 or 2013.

Revenue Recognition — The Company generates revenue from sales of its voice services. The Company maintains tariffs and executed service agreements with each of its customers in which specific fees and rates are determined. One customer agreement contains multiple voice service elements and is accounted for as a multiple-element arrangement under ASC topic 605-25, Revenue Recognition-Multiple Element Arrangements. Following the requirements of ASC 605-25, the Company evaluated the multiple-element arrangement to determine which deliverables represented separate units of accounting and then allocated consideration to each unit of accounting based on their selling prices using relative fair values.  Some of these deliverables are treated as non-monetary transactions which are also recorded at fair value.  Voice revenue is recorded each month on an accrual basis, when collection is probable, based upon minutes of traffic switched by the Company’s network by each customer, which is referred to as minutes of use.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share of common stock:

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Numerator:
Income from continuing operations	$38,129	$38,523	$64,298
Loss from discontinued operations, net of provision for income taxes	—	—	(3,808)
Loss on sale of discontinued operations, net of provision for income taxes	—	—	(4,837)
Net income	$38,129	$38,523	$55,653
Denominator:
Weighted average common shares outstanding	33,633	32,887	32,306
Effect of dilutive securities:
Stock options and performance stock units	437	497	251
Denominator for diluted earnings per share	34,070	33,384	32,557
Earnings per share - continuing operations:
Basic	$1.13	$1.17	$1.99
Diluted	$1.12	$1.15	$1.97
Loss per share - discontinued operations:
Basic	$—	$—	$(0.27)
Diluted	$—	$—	$(0.27)
Earnings per share - net income:
Basic	$1.13	$1.17	$1.72
Diluted	$1.12	$1.15	$1.71

Share-based awards of 0.7 million, 0.6 million, and 2.4 million were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

For the years ended December 31, 2015, 2014 and 2013, the undistributed earnings allocable to participating securities were $0.2 million, $0.3 million, and $0.2 million, respectively.

Accounting for Share-Based Payments —The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $4.3 million, and $6.2 million, respectively. Refer to Note 12, “Stock Options, Non-Vested Shares and Performance Stock Units” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details regarding the Company’s non-cash share-based compensation.

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

Foreign Currency Translation —As a result of the sale of global data business in April 2013, the Company is paid and makes payments in U.S. Dollars and is no longer exposed to any significant foreign currency risk.

Concentrations —For the years ended 2015, 2014 and 2013, the aggregate revenue of four customers accounted for 77%, 73% and 65% of total revenue from continuing operations, respectively. At December 31, 2015 and 2014, the aggregate accounts receivable of four customers accounted for 79% and 77% of the Company’s total trade accounts receivable balance, respectively.

In 2015, the Company had three customers in excess of ten percent of revenue, which were 31% , 26% and 14% of the Company’s total revenue from continuing operations. At December 31, 2015, the Company had two customers that in aggregate accounted for 69% of the Company’s accounts receivable balance.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax asset in its Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$15,205
Operating loss	—	—	(3,130)
Loss before provision for income taxes	—	—	(3,581)
Provision for income tax	—	—	227
Loss from discontinued operations	—	—	(3,808)
Loss on sale of discontinued operations	$—	$—	$(4,837)

The Company did not have any assets or liabilities related to its discontinued operations on its consolidated balance sheets as of December 31, 2015 or December 31, 2014.

4.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Network equipment	$59,439	$37,207
Computer software	5,617	3,546
Computer equipment	3,999	2,699
Tools and test equipment	488	450
Furniture and fixtures	644	352
Leasehold improvements	1,842	1,533
Wireless equipment	—	6
	72,029	45,793
Less accumulated depreciation	(36,779)	(26,431)
	35,250	19,362
Construction in process	2,086	4,316
Property and equipment-net	$37,336	$23,678

The carrying value of long-lived assets are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

5.	RECEIVABLES

Receivables as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
Receivables	$41,954	$35,102
Less allowance for doubtful accounts	(2,365)	(2,336)
Receivables—net of allowance for doubtful accounts	$39,589	$32,766

The increase in receivables as of December 31, 2015 is due to the growth of revenues in 2015. The allowance for doubtful accounts balance as of December 31, 2015 remains relatively unchanged from the prior year end and consists of reserves established from an ongoing dispute with certain long-distance carriers that have challenged the validity of certain switched access charges.

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

Level 3 —Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial assets by level in the fair value hierarchy as of December 31, 2015 and 2014 was as follows:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$86,871	$—	$—	$86,871

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$71,836	$—	$—	$71,836

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7.	401(k) SAVINGS PLAN

The Company sponsors a 401(k) plan covering substantially all United States employees. The plan is a defined contribution savings plan in which employees may contribute up to 87% of their salary, subject to certain limitations. The Company may elect to make discretionary contributions into the Plan. The Company contributed $0.5 million to this plan during each of the years ended December 31, 2015, 2014 and 2013.

8.	COMMON STOCK

The Company’s total authorized capital stock consists of 150,000,000 shares of common stock, par value $0.001 per share.

Voting —Each holder of common stock has one vote in respect to each share of stock held on record for the election of directors and on all matters submitted to a vote of shareholders of the Company.

Dividends —Subject to the preferential rights of any outstanding preferred stock, the holders of shares of common stock are entitled to receive, when and if declared by the Board of Directors, out of assets of the Company which are by law available therefore, dividends payable either in cash, in property or in shares of capital stock. On May 29, 2013, the Company declared a special cash dividend of $1.25 per outstanding share of common stock, or $40.5 million in the aggregate, which was paid on June 28, 2013 (the 2013 Special Dividend). In addition, beginning on May 29, 2013 the Company began the declaration of regular quarterly dividends.

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31, 2015, 2014 and 2013:

(quarter ended)	Dividend Per Share	Date Declared	Date Paid
June 30, 2013	$0.0625	05/29/13	06/24/13
September 30, 2013	$0.0625	08/27/13	09/27/13
December 31, 2013	$0.0625	12/04/13	12/30/13
March 31, 2014	$0.075	02/27/14	03/27/14
June 30, 2014	$0.075	05/21/14	06/26/14
September 30, 2014	$0.15	08/13/14	09/24/14
December 31, 2014	$0.15	11/10/14	12/08/14
March 31, 2015	$0.15	02/12/15	03/12/15
June 30, 2015	$0.15	05/11/15	06/08/15
September 30, 2015	$0.15	08/10/15	09/07/15
December 31, 2015	$0.15	11/11/15	12/09/15

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

In 2015, the Company paid $20.2 million as a result of regular quarterly dividends. There was no special cash dividend declared in 2015 and the expected forfeitures of non-vested shares that the Company has recognized as compensation expense was zero.

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

Operating Lease Obligations —The Company leases its facilities and certain equipment under operating leases which expire through March 2026. Rental expense was $4.3 million, $4.3 million and $5.2 million for each of the years ended December 2015, 2014 and 2013, respectively.

The following table represents future lease payments under the operating leases:

December 31,	2015
2016	$4,712
2017	4,684
2018	4,061
2019	3,975
2020	3,502
Thereafter	8,057
Total	$28,991

Purchase Obligations – The Company has service agreements with certain major telecommunications service providers, where it has committed to purchase a minimum amount of services through September 2018. Additionally, the Company has contractual commitments with third parties to purchase network circuits through August 2020. In the event the Company was to terminate these circuit agreements before their expiration, early termination penalties would apply, for which the Company would be required to pay. The following table below represents the minimum future purchase obligations.  These amounts do not represent the Company’s entire anticipated purchases in the future, but represent only its estimate of those items for which the Company is committed.

December 31,	2015
2016	$12,844
2017	3,781
2018	643
2019	74
2020	64
Total	$17,406

Legal Proceedings —From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results, financial position or cash flows.

OTT Access Charge Dispute

On November 18, 2011, the FCC issued an order establishing, among other things, an intercarrier compensation framework for the exchange of switched access traffic. In its order, the FCC attempted to clarify the circumstances under which local exchange carriers are eligible to receive access charges when they deliver access traffic in partnership with entities that utilize VoIP technology. The FCC determined that, under certain circumstances, local exchange carriers are eligible to receive access charges when delivering access traffic in partnership with VoIP providers. The FCC has referred to its determination on this issue as the “VoIP Symmetry Rule.”

Subsequent to the FCC’s November 2011 order, further disputes developed within the industry concerning the interpretation of the VoIP Symmetry Rule. A number of long distance carriers took the position that, notwithstanding the VoIP Symmetry Rule, local exchange carriers were still not eligible to receive access charges when delivering access traffic in partnership with VoIP providers that deliver service using OTT technology.

On February 11, 2015, the FCC released an order clarifying that, pursuant to its VoIP Symmetry Rule, local exchange carriers are entitled to receive access charges when delivering access traffic in partnership with VoIP providers that utilize OTT technology under certain circumstances. This order has been appealed to a federal appellate court.  The Company has disputes with several long distance carriers regarding the payment of access charges to the Company relating to the origination and termination of traffic to VoIP providers that utilize OTT technology. The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed reasonably assured.

10.	CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility has a term of three years and an interest rate of LIBOR + 3.25%. The Company may borrow under the revolving credit facility and use the funds for general corporate purposes. There were no obligations outstanding under the revolving credit facility at any time during the year ended December 31, 2015. As of December 31, 2015, the Company is in compliance with all of the covenants of the credit facility agreement.

11.	INCOME TAXES

Income before provision for income taxes, and the related provision for income taxes, for the years ended December 31 2015, 2014 and 2013, were as follows:

	Years Ended December 31,
	2015	2014	2013
Income before provision for income taxes	$60,701	$63,226	$77,822
Provision for income taxes
Current:
Federal	$17,241	$21,728	$15,391
State	2,270	2,967	428
Total current	19,511	24,695	15,819
Deferred (prepaid):
Federal	3,027	(200)	(1,713)
State	34	208	(582)
Total deferred (prepaid)	3,061	8	(2,295)
Total provision for income taxes	$22,572	$24,703	$13,524

The Company’s effective income tax rate was 37.2% for the year ended December 31, 2015, compared to 39.1% for the year ended December 31, 2014. This difference in rates results primarily due to a true up to the impact of the sale of the global data business during the year ended December 31, 2014 and a reassessment of the recoverability of the deferred tax assets for Illinois EDGE and R&D credits. The change in the effective tax rate of 39.1% for the year ended December 31, 2014 compared to 17.4% for the year ended December 31, 2013 was due to the sale of the global data business during the year ended December 31, 2013.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	December 31,
	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.8%	3.4%	3.2%
Illinois state EDGE credit net of valuation allowance	(0.4)%	(0.2)%	(1.0)%
Impact of sale of global data business	—	0.7%	(15.5)%
Americas Data assets allocation	—	—	(4.7)%
Other	(0.2)%	0.2%	0.4%
Effective income tax rate	37.2%	39.1%	17.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Effective December 31, 2015, the Company reclassified net current deferred tax assets to net non-current deferred tax assets as described in Note 2 “Summary of Significant Accounting Policies-Recent Accounting Pronouncements.”  Significant components of the Company’s deferred income taxes are as follows:

	December 31,
	2015	2014
Deferred tax assets and liabilities
Deferred tax assets:
Stock option compensation	$5,313	$5,232
State credit carry forward	1,725	2,380
Capital loss on sale of Tinet stock	21,531	21,580
Accrued other	3,320	3,075
Total deferred tax assets	31,889	32,267
Deferred tax liabilities:
Depreciation	(7,102)	(3,898)
Prepaids	(1,008)	(732)
Total deferred tax liabilities	(8,110)	(4,630)
Valuation allowance	(22,720)	(23,517)
Net deferred income tax asset	$1,059	$4,120

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

A valuation allowance has been established against the deferred tax asset resulting from the sale of Tinet stock and a partial valuation allowance has been established against the deferred income tax asset related to the Illinois EDGE and R&D credits. The valuation allowance of $21.5 million was established for the deferred tax asset related to the capital loss from the sale of Tinet stock after weighing all available evidence, both positive and negative, including the potential for the Company to have sufficient capital gains to be offset by the capital losses during the five year carryforward period. The Company’s Illinois EDGE and R&D credits can also be carried forward five years. During the year ended December 31, 2015, the Company released $0.7 million of the valuation allowance related to the Illinois EDGE and R&D credits. The Company now has a partial valuation allowance of $1.2 million for the Illinois EDGE and R&D credits deferred income tax asset as the Company believes it is more likely than not that future taxable income will be insufficient to realize the full benefit of the credit.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012. The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s 2013 federal income tax return.  As of December 31, 2015, the IRS has not proposed any material adjustments to such income tax return.  Audit outcomes and timing of audit settlements are subject to significant uncertainty.  It is reasonably possible that within the next twelve months, the Company will resolve any matters that may arise during the audit of the Company’s 2013 federal income tax return.

The Company’s liabilities for uncertain tax positions were $0.1 million at December 31, 2015 and December 31, 2014, respectively. Differences result from uncertain tax positions related to the R&D credits earned for 2013, 2014 and 2015. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2015	2014
Balance at January 1	$75	$40
Increases related to prior periods	42	8
Increases related to current year	27	27
Lapse of statute of limitations	(25)	—
Balance on December 31	$119	$75

The Company recognizes accrued interest and penalties related to its unrecognized tax benefits as income tax expense.

12.	STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (2003 Plan), which provided for issuance of up to 4.7 million options, non-vested shares and performance stock units to directors, employees, and other individuals (whether or not employees) who render services to the Company. In 2007 the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (2007 Plan) and ceased awarding equity grants under the 2003 plan. As of December 31, 2015, the Company had granted a total of 1.4 million options, 0.3 million non-vested shares and 0.1 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.1 million shares, representing approximately 6.2% of the Company’s outstanding common stock as of December 31, 2015, remained available for additional grants under the 2007 Plan.

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

The Company records share-based compensation expense in connection with any grant of options, non-vested shares and performance stock units. The Company calculates the expense associated with each award by determining the fair value of the options, non-vested shares and performance stock unit as described in Note 2 “Summary of Significant Accounting Policies- Accounting for Share-Based Payments.”

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. During the years ended December 31, 2015 and 2014, the Company granted 0.1 million and less than 0.1 million options at a weighted-average exercise price of $17.02 and $13.86, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2015, 2014 and 2013, fair value of stock options was measured using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected life	7.0 years	7.2 years	7.3 years
Risk-free interest rate	1.9%	2.1%	1.3%
Expected dividends	3.7%	2.1%	0.0%
Volatility	49.6%	60.0%	45.0%

The weighted-average fair value of options granted, as determined by using the Black-Scholes valuation model, during the period was $6.03, $6.90 and $1.64 for the years ended December 31, 2015, 2014 and 2013, respectively. The total grant date fair value of options that vested during years ended December 31, 2015, 2014 and 2013 was approximately $0.6 million, $1.1 million and $2.4 million, respectively. The total intrinsic value (market value of stock less option exercise price) of stock options exercised was $4.3 million, $4.5 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The following summarizes activity under the Company’s stock option plan:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — December 31, 2013	2,991	$12.91
Granted	41	13.86
Exercised	(1,096)	11.43
Cancelled	(221)	20.08
Options outstanding — December 31, 2014	1,715	$12.97
Granted	124	17.02
Exercised	(320)	6.90
Cancelled	(89)	5.48
Options outstanding — December 31, 2015	1,430	$15.10	$5,953	4.04

Vested or expected to vest — December 31, 2015	1,425	$15.10	$5,935	4.02

Exercisable — December 31, 2015	1,148	$16.44	$3,628	3.12

The unrecognized compensation cost associated with options outstanding at December 31, 2015 is $0.8 million. The weighted average remaining term that the compensation will be recorded is 2.7 years as of December 31, 2015.

Non-vested Shares

During both the years ended December 31, 2015 and 2014, the Company’s Board of Directors granted approximately 0.2 million non-vested shares. The non-vested shares were issued as part of the 2007 Plan. The shares typically vest over a four-year period. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the years ended December 31, 2015 and 2014 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — December 31, 2013	477	$9.66
Granted	226	13.04
Vested	(307)	10.59
Cancelled	—	—
Non-vested shares outstanding — December 31, 2014	396	$10.87
Granted	188	17.19
Vested	(241)	12.02
Cancelled	(9)	4.30
Non-vested shares outstanding — December 31, 2015	334	$13.77	$5,935

Non-vested shares vested or expected to vest —December 31, 2015	325	$13.74	$5,775

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $17.77 on December 31, 2015. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares at December 31, 2015 was $3.0 million. The weighted average remaining term that the compensation will be recorded is 2.3 years as of December 31, 2015.

Performance Stock Units

During the year ended December 31, 2015, the Company awarded 0.1 million performance stock units. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were issued in three tranches under the 2007 Plan. Performance is determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. At the end of the performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.

A summary of the Company’s performance stock unit activity and related information for the year ended December 31, 2015 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — December 31, 2014	—	$—
Granted	119	22.94
Vested	(20)	21.73
Cancelled	—	—
Performance stock units outstanding — December 31, 2015	99	$23.19

Each vested performance stock unit will be settled by delivery of common stock no later than March 15 of the calendar year following the calendar year in which the performance stock unit becomes vested.  On December 31, 2015 the first tranche of performance stock units became vested and on February 8, 2016 these shares were settled as 30 thousand shares of common stock, based on the Company’s actual TSR achievement.

The unrecognized compensation cost associated with performance stock units outstanding at December 31, 2015 was $1.6 million. The weighted average remaining term that the compensation will be recorded is 1.7 years as of December 31, 2015.

Non-cash compensation expense of $5.2 million recorded during the year ended December 31, 2015 included $3.4 million related to non-vested restricted shares, $0.7 million related to options and $1.1 million related to performance stock units. Non-cash compensation expense of $4.3 million recorded during the year ended December 31, 2014 included $3.3 million related non-vested restricted shares and $1.0 million related to options. Non-cash compensation expense of $6.2 million recorded during the year ended December 31, 2013 included $2.4 million related to non-vested restricted shares and $3.8 million related to options.

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

The following is a summary of geographical information as of and for the year ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Revenue from external customers:
United States of America	$248,619	$220,508	$209,310
Other countries within Americas reporting unit	—	—	2,351
	$248,619	$220,508	$211,661
Long-lived assets:
United States of America	$37,336	$23,678	$25,660
Other countries	—	—	155
	$37,336	$23,678	$25,815

The Company includes property and equipment in its long-lived assets.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	1st	2nd	3rd	4th
Operating Results:
Revenue	$55,054	$52,886	$63,716	$76,963
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	22,765	21,295	34,858	46,427
Operations	7,620	7,391	7,955	8,204
Sales and marketing	643	765	690	776
General and administrative	4,555	4,942	4,648	4,363
Depreciation and amortization	2,643	2,600	2,894	3,255
Loss (gain) on sale of property and equipment	33	(149)	(4)	10
Total operating expense	38,259	36,844	51,041	63,035
Income from operations	16,795	16,042	12,675	13,928
Other (income) expense:
Interest expense (income)	16	11	9	(7)
Other income	(1,290)	—	—	—
Total (income) other expense	(1,274)	11	9	(7)
Income before provision for income taxes	18,069	16,031	12,666	13,935
Provision for income taxes	6,887	6,031	4,399	5,255
Net income	$11,182	$10,000	$8,267	$8,680
Per Share Data:
Earnings per common share-net income-basic	$0.33	$0.30	$0.25	$0.26
Earnings per common share-net income-diluted	$0.33	$0.29	$0.24	$0.25
Weighted average number of shares outstanding-basic	33,496	33,568	33,620	33,843
Weighted average number of shares outstanding-diluted	33,970	34,033	34,138	34,213

	2014
	1st	2nd	3rd	4th
Operating Results:
Revenue	$56,217	$54,881	$54,045	$55,365
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	24,890	23,129	23,016	23,960
Operations	7,307	7,202	7,432	7,355
Sales and marketing	676	818	1,048	722
General and administrative	3,800	5,254	3,645	4,141
Depreciation and amortization	3,141	3,010	2,985	2,681
(Gain) loss on sale of property and equipment	—	(31)	2	(31)
Loss on sale of Americas Data assets	1,081	—	—	—
Total operating expense	40,895	39,382	38,128	38,828
Income from operations	15,322	15,499	15,917	16,537
Other expense (income):
Interest expense	2	17	18	14
Other (income)	—	(2)	—	—
Total other expense	2	15	18	14
Income before provision for income taxes	15,320	15,484	15,899	16,523
Provision for income taxes	6,127	6,036	6,123	6,417
Net income	$9,193	$9,448	$9,776	$10,106

Per Share Data:
Earnings per common share-net income-basic	$0.28	$0.29	$0.30	$0.30
Earnings per common share-net income-diluted	$0.28	$0.28	$0.29	$0.30
Weighted average number of shares outstanding-basic	32,273	32,832	33,115	33,316
Weighted average number of shares outstanding-diluted	32,616	33,369	33,343	33,785

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Deloitte & Touche’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 is set forth below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Inteliquent, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Inteliquent, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2016

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Inteliquent’s directors and executive officers is incorporated by reference from the information set forth in Inteliquent’s proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Inteliquent’s fiscal year ended December 31, 2015. For information pertaining to executive officers and directors of Inteliquent, refer to the “Management” section of Part 1, Item 1 of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to the security ownership of any person that we know to beneficially own more than 5% of Inteliquent’s common stock and by each Inteliquent director, each Inteliquent named executive officer, and all directors and executive officers as a group, can be found in Inteliquent’s definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2015.

	Number of		Number of securities remaining
	securities to be issued		available for future
	upon exercise of		issuance under equity
	outstanding options and	Weighted-average	compensation plans (excluding
	non-vested shares (a)	exercise price of	securities reflected in column (a))
Plan Category	(000)	outstanding options	(000)
Equity compensation plans approved by stockholders
Stock options	1,430	$15.10
Non-vested shares	334	$—
Performance Stock Units	99	$—
Total equity compensation plans approved by stockholders	1,863		2,089
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,863		2,089

Additional information relating to securities authorized under our equity compensation plans as of December 31, 2015 is set forth in Note 12 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. Each plan reflected therein was approved by our security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference from Inteliquent’s definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2015, 2014 and 2013:

	Balance at	Charged to		Balance at
(In thousands)	January 1,	Earnings	Used	December 31,
2015
Allowance for doubtful accounts	$2,336	$197	$(168)	$2,365
2014
Allowance for doubtful accounts	$900	$1,925	$(489)	$2,336
2013
Allowance for doubtful accounts	$423	$900	$(423)	$900

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
2.1

Agreement for the Sale and Purchase of Tinet S.p.A., dated as of September 9, 2010, by and between the Company, on the one hand, and BS Investimenti SGR S.p.A. (on behalf of the investment fund “BS Investimenti IV”), BS Private Equity S.p.A., Mauro Righetti, Paolo Susnik, Paolo Gambini, Maurizio Binello, Luciana Giordo, Francisco Rey and Sven Englehardt, on the other hand (previously filed as an exhibit to the Registrant’s Form 8-K filed on September 10, 2010 and incorporated herein by reference).

2.2

Equity Purchase Agreement, dated as of April 30, 2013, by and among the Company and Global Technology & Telecom, Inc. (previously filed as an exhibit to the Registrant’s Form 8-K filed on May 6, 2013 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (Filed as an exhibit to the Registrant’s Form 10-Q filed on August 27, 2013 and incorporated herein by reference).
3.2	Second Amended and Restated By laws (Filed as an exhibit to the Registrant’s Form 8-K/A filed on January 27, 2016 and incorporated herein by reference).
4.1	Specimen certificate evidencing shares of common stock (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.1	Form of Indemnification Agreement (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.2	Form of Proprietary Information and Inventions Agreement (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.3	Form of Customer Agreement (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.4*	2003 Stock Option and Stock Incentive Plan (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.5*	Amendment No. 1 to 2003 Stock Option and Stock Incentive Plan (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.6*	Amendment No. 2 to 2003 Stock Option and Stock Incentive Plan (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.7*	Amendment No. 3 to 2003 Stock Option and Stock Incentive Plan (Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-140127) and incorporated herein by reference).
10.8*	Amendment No. 4 to 2003 Stock Option and Stock Incentive Plan (Filed as an exhibit to the Registrant’s Form 8-K filed on November 30, 2012 and incorporated herein by reference).
10.9*

Form of non-director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference).

10.10*	Form of restricted stock award agreement under the 2007 Long Term Equity Incentive Plan (Filed as an exhibit to the Registrant’s Form 10-K filed on March 5, 2008 and incorporated herein by reference).
10.11*

Form of director and executive officer option award agreement under the 2007 Long Term Equity Incentive Plan (Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference).

10.12*	Amended and Restated 2007 Long Term Equity Incentive Plan (Filed as an exhibit to the Registrant’s Form 10-K filed on March 13, 2009 and incorporated herein by reference).
10.13

Third Amendment to the Sprint Interconnection Agreement, dated May 4, 2010, by and between Sprint Spectrum L.P., acting in its authority as agent on behalf of and for the benefit of APC PCS, LLC., PhillieCo, L.P., SprintCom, Inc., Sprint PCS License, LLC and WirelessCo, L.P., Nextel Operations, Inc, acting in its authority as agent for the benefit of Nextel of California, Inc., Nextel Communications of the MidAtlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., and Nextel West Corp., NPCR, Inc., iPCS, Inc. (comprised of iPCS Wireless, Inc,, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC), Sprint Communications Company L.P. and the Company (Filed as an exhibit to the Registrant’s Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.14*

Employment Agreement dated October 1, 2010, by and between Richard L. Monto and the Company (previously filed as an exhibit to the Registrant’s Form 10-Q filed on November 9, 2010 and incorporated herein by reference).

10.15*

Employment Agreement dated April 1, 2011, by and between G. Edward Evans and the Company (previously filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.16*

Employment Agreement dated April 13, 2011, by and between John Harrington and the Company (previously filed as an exhibit to the Registrant’s Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.17

Credit Agreement dated March 5, 2013, by and among the Company, Bank of Montreal and the guarantors and lenders from time to time party thereto (previously filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2013 and incorporated herein by reference).

10.18

Letter Agreement, dated May 17, 2013, by and between the Company and Clinton Group, Inc. (previously filed as an exhibit to the Registrant’s Form 8-K filed on May 20, 2013 and incorporated herein by reference).

10.19*

Employment Agreement, dated January 20, 2014, by and between the Company and Kurt Abkemeier (previously filed as an exhibit to the Registrant’s Form 8-K filed on January 21, 2014 and incorporated herein by reference).

10.20*

Second Amendment to Employment Agreement, dated May 8, 2014, by and between the Company and G. Edward Evans (previously filed as an exhibit to the Registrant’s Form 8-K filed on May 8, 2014 and incorporated herein by reference).

10.21*

Interim Employment Agreement, dated March 20, 2015, by and between the Company and G. Edward Evans (previously filed as an exhibit to the Registrant’s Form 8-K filed on March 23, 2015 and incorporated herein by reference).

10.22*

Employment Agreement, dated January 30, 2015, by and between the Company and John Schoder (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.23*

Employment Agreement, dated November 3, 2006, by and between the Company and Brett Scorza (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.24*

First Amendment to Employment Agreement, dated November 21, 2008, by and between the Company and Brett Scorza (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.25*

Employment Agreement, dated September 2, 2008, by and between the Company and John Bullock (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.26*

First Amendment to Employment Agreement, dated November 21, 2008, by and between the Company and John Bullock (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.27*

First Amendment to Employment Agreement, dated February 23, 2015, by and between the Company and Kurt Abkemeier (previously filed as an exhibit to the Registrant’s Form 10-K filed on February 26, 2015 and incorporated herein by reference).

10.28*	2015 Form of TSR Performance Stock Unit Grant Agreement (previously filed as an exhibit to the Registrant’s Form 8-K filed on March 17, 2015 and incorporated herein by reference).
10.29*

Employment Agreement between Matthew Carter, Jr. and the Company (previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on June 5, 2015 and incorporated herein by reference).

10.30*	Restricted Stock Grant Agreement between Matthew Carter, Jr. and the Company (previously filed as an exhibit to the Registrant’s Form 8-K filed on March 17, 2015 and incorporated herein by reference).
10.31*

Non-Qualified Stock Option Award Agreement between Matthew Carter, Jr. and the Company (previously filed as an exhibit to the Registrant’s Form 8-K filed on March 17, 2015 and incorporated herein by reference).

10.32*

TSR Performance Stock Unit Grant Agreement between Matthew Carter, Jr. and the Company (previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference).

10.33**

Telecom Master Services Agreement between T-Mobile USA, Inc. (“T-Mobile”) and the Company, effective June 23, 2015  (previously filed as Exhibit 10.1 with the Company’s Form 10-Q filed on October 29, 2015 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.34**

Public Switched Telephone Network Services Attachment between T-Mobile and the Company, effective June 23, 2015  (previously filed as Exhibit 10.2 with the Company’s Form 10-Q filed on October 29, 2015 and incorporated herein by reference).

10.35*	Employment Agreement between Michelle R. Owczarzak and the Company (previously filed as an exhibit to the Registrant’s Form 8-K filed on January 12, 2016 and incorporated herein by reference).
10.36***	First Amendment to the Telecom Master Services Agreement between T-Mobile and the Company, effective December 23, 2015 (Filed herewith).
10.37*	2016 Form of Amendment to Employment Agreement (previously filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed on February 12, 2016 and incorporated herein by reference)
21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Filed herewith).
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement
**

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuint to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which was granted.

***

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuint to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2016.

INTELIQUENT, INC.

By:	/s/ Matthew Carter, Jr.
Matthew Carter, Jr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on February 18, 2016.

Signature	Title

/ S / MATTHEW CARTER, JR. Matthew Carter, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)

/ S / KURT J. ABKEMEIER Kurt J. Abkemeier	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/ S / JAMES P. HYNES James P. Hynes	Director, Chairman

/ S / EDWARD M. GREENBERG Edward M. Greenberg	Director

/ S / LAWRENCE M. INGENERI Lawrence M. Ingeneri	Director

/ S / TIMOTHY A. SAMPLES Timothy A. Samples	Director

/ S / RIAN J. WREN Rian J. Wren	Director

/ S / JOSEPH A. BEATTY Joseph A. Beatty	Director
/ S / LAUREN F. WRIGHT Lauren F. Wright	Director