Form 10-Q
period 2016-03-31
Inteliquent, Inc.
filed 2016-04-28
CIK 1292653

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 8, 2016, 34,080,588 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$114,690	$109,050
Receivables — net of allowance of $2,377 and $2,365 respectively	45,728	39,589
Prepaid expenses	5,207	9,376
Other current assets	50	219
Total current assets	165,675	158,234
Property and equipment—net	38,577	37,336
Restricted cash	345	345
Deferred income taxes-noncurrent	638	1,059
Other assets	895	1,075
Total assets	$206,130	$198,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,433	$424
Accrued liabilities:
Taxes payable	516	624
Network and facilities	11,290	10,984
Rent	2,048	1,969
Payroll and related items	2,710	2,918
Other	1,174	1,297
Total current liabilities	21,171	18,216
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock—par value of $.001; 150,000 authorized shares; 34,065 shares and 33,891 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	34	34
Less treasury stock, at cost; 3,351 shares at March 31, 2016 and December 31, 2015	(51,668)	(51,668)
Additional paid-in capital	226,568	225,474
Retained earnings	10,025	5,993
Total shareholders’ equity	184,959	179,833
Total liabilities and shareholders' equity	$206,130	$198,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Revenue	$82,329	$55,054
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	50,198	22,765
Operations	8,833	7,620
Sales and marketing	903	643
General and administrative	4,375	4,555
Depreciation and amortization	3,343	2,643
(Gain) loss on sale of property and equipment	(5)	33
Total operating expense	67,647	38,259
Income from operations	14,682	16,795
Other (income) expense:
Interest (income) expense	(51)	16
Other (income) expense	—	(1,290)
Total other (income) expense	(51)	(1,274)
Income before provision for income taxes	14,733	18,069
Provision for income taxes	5,597	6,887
Net Income	$9,136	$11,182
Earnings per share:
Basic	$0.27	$0.33
Diluted	$0.27	$0.33
Weighted average number of shares outstanding:
Basic	33,979	33,496
Diluted	34,220	33,970
Dividends paid per share:	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Operating
Net income	$9,136	$11,182
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,343	2,643
Deferred income taxes	421	(17)
(Gain) loss on sale of property and equipment	(5)	33
Gain on settlement of Tinet escrow	—	(1,290)
Non-cash share-based compensation	1,028	1,778
Provision (benefit) for uncollectible accounts	11	(30)
Excess tax benefit associated with share-based payments	(470)	(158)
Changes in assets and liabilities:
Receivables	(6,150)	(719)
Other current assets	4,338	(22)
Other noncurrent assets	180	(493)
Accounts payable	1,219	258
Accrued liabilities	352	3,134
Net cash provided by operating activities	13,403	16,299
Investing
Purchase of property and equipment	(2,795)	(2,089)
Proceeds from sale of property and equipment	5	26
Net cash used for investing activities	(2,790)	(2,063)
Financing
Proceeds from the exercise of stock options	200	72
Restricted shares withheld to cover employee taxes paid	(539)	(624)
Dividends paid	(5,104)	(5,027)
Excess tax benefit associated with share-based payments	470	158
Net cash used for financing activities	(4,973)	(5,421)
Net increase in cash and cash equivalents	5,640	8,815
Cash and cash equivalents — Beginning	109,050	104,737
Cash and cash equivalents — Ending	$114,690	$113,552
Supplemental disclosure of cash flow information:
Cash paid for taxes	$711	$6,207
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$1,810	$567

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Inteliquent, Inc. (the “Company”) provides voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice and, historically, data and video. The Company’s solutions enable telecommunication service providers to deliver voice traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “interconnection” or “off-net” services. The Company generally provides its solutions to traditional certificated telecommunications carriers and next generation telecommunication service providers.

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated statements of income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At March 31, 2016, the Company had $54.7 million of cash in banks and $60.0 million in two money market funds. At December 31, 2015, the Company had $22.2 million of cash in banks and $86.9 million in three money market funds.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.4 million at both March 31, 2016 and December 31, 2015.

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

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2015 or during the three months ended March 31, 2016.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Numerator:
Net income	$9,136	$11,182
Denominator:
Weighted average common shares outstanding	33,979	33,496
Effect of dilutive securities:
Stock options and performance stock units	241	474
Denominator for diluted earnings per share	34,220	33,970
Earnings per share
Basic - as reported	$0.27	$0.33
Diluted - as reported	$0.27	$0.33

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.1 million and 0.6 million were outstanding during the three months ended March 31, 2016 and March 31, 2015, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were less than $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended March 31, 2016 and 2015 was $1.0 million and $1.8 million, respectively.  Refer to Note 5, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires lessees to recognize leases on the balance sheet as assets and liabilities to reflect the rights and obligations created by those leases. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from the leases. Additional qualitative and quantitative disclosures will be required. The ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company’s condensed consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company’s condensed consolidated financial statements and disclosures.

3. CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. The Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

OTT Access Charge Dispute

On November 18, 2011, the Federal Communications Commission (the “FCC”) issued an order establishing, among other things, an intercarrier compensation framework for the exchange of switched access traffic.  In its order, the FCC attempted to clarify the circumstances under which local exchange carriers are eligible to receive access charges when they deliver access traffic in partnership with entities that utilize Voice over Internet Protocol, or (“VoIP”) technology.  The FCC determined that, under certain circumstances, local exchange carriers are eligible to receive access charges when delivering access traffic in partnership with VoIP providers.  The FCC has referred to its determination on this issue as the “VoIP Symmetry Rule.”

Subsequent to the FCC’s November 2011 order, further disputes developed within the industry concerning the interpretation of the VoIP Symmetry Rule.  A number of long distance carriers took the position that, notwithstanding the VoIP Symmetry Rule, local exchange carriers were still not eligible to receive access charges when delivering access traffic in partnership with VoIP providers that deliver service using over-the-top (“OTT”) technology.

On February 11, 2015, the FCC released an order clarifying that, pursuant to its VoIP Symmetry Rule, local exchange carriers are entitled to receive access charges when delivering access traffic in partnership with VoIP providers that utilize OTT technology under certain circumstances.  This order has been appealed to a federal appellate court.  The Company has disputes with certain long distance carriers regarding the payment of access charges to the Company relating to the origination and termination of traffic to VoIP providers that utilize OTT technology.  The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed reasonably assured.

4. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 38.0% for the three months ended March 31, 2016, compared to 38.1% for the three months ended March 31, 2015.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

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

The Company files United States federal, state and local income tax returns in the jurisdictions in which it is required to do so.  With few exceptions, the Company is no longer subject to an audit of its tax filings for years before 2012.  The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s 2013 federal income tax return.  As of March 31, 2016, the IRS has not proposed any material adjustments to such income tax return.  Audit outcomes and timing of audit settlements are subject to significant uncertainty.  It is reasonably possible that within the next twelve months the Company will resolve any matters that may arise during the audit of the Company’s 2013 federal income tax return.

5. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provided for issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and ceased awarding equity grants under the 2003 Plan. As of March 31, 2016, the Company had granted a total of 1.4 million options, 0.4 million non-vested shares, and 0.2 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.6 million shares, representing approximately 7.5% of the Company’s outstanding common stock as of March 31, 2016, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.  During the three months ended March 31, 2016, the Company granted 0.1 million options at a weighted average exercise price of $16.78. During the three months ended March 31, 2015, the Company granted 0.1 million options at a weighted average exercise price of $15.49.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the three months ended March 31, 2016 and March 31, 2015, fair value of stock options were measured using the following assumptions:

	March 31,	March 31,
	2016	2015
Expected life	7.0 years	7.0 years
Risk-free interest rate	1.5%	1.8%
Expected dividends	3.6%	3.9%
Volatility	46.1%	50.3%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the three months ended March 31, 2016 and 2015 was $5.46 and $5.39, respectively. The total grant date fair value of options that vested during the three months ended March 31, 2016 and 2015 was approximately $0.2 million and $0.5 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $1.1 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2016	1,430	$15.10
Granted	85	16.78
Exercised	(77)	2.59
Cancelled	(9)	21.81
Options outstanding — March 31, 2016	1,429	$15.83	$3,453	4.23

Vested or expected to vest — March 31, 2016	1,417	$15.83	$3,444	4.19

Exercisable — March 31, 2016	1,150	$16.51	$2,409	3.22

The unrecognized compensation cost associated with options outstanding at March 31, 2016 and December 31, 2015 was $1.2 million and $0.8 million, respectively. The weighted average remaining term over which the compensation will be recorded is 3.1 years and 2.7 years as of March 31, 2016 and December 31, 2015, respectively.

Non-vested Shares

During both the three months ended March 31, 2016 and 2015, the Company granted 0.1 million non-vested shares pursuant to the 2007 Plan. The shares typically vest over a period ranging from six months to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2016 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2016	334	$13.77
Granted	100	16.75
Vested	(62)	12.56
Cancelled	(1)	15.16
Non-vested shares outstanding — March 31, 2016	371	$14.78	$5,955

Non-vested shares vested or expected to vest —March 31, 2016	360	$14.74	$5,778

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $16.05 on March 31, 2016. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $4.1 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively. The weighted average remaining term that the compensation will be recorded was 2.7 years and 2.3 years as of March 31, 2016 and December 31, 2015, respectively.

Performance Stock Units

During both the three months ended March 31, 2016 and March 31, 2015, the Company awarded 0.1 million performance stock units, to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were first issued in three tranches under the 2007 Plan with performance being determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. The performance stock units issued in 2016 are measured on a three year performance period only.  At the end of each performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the

Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.   Each vested performance stock unit will be settled by delivery of common stock no later than March 15th of the calendar year following the calendar year in which the performance stock unit becomes vested.

A summary of the Company’s performance stock unit activity and related information for the three months ended March 31, 2016 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2016	99	$23.19
Granted	56	23.22
Vested	—	—
Cancelled	—	—
Performance stock units outstanding — March 31, 2016	155	$23.20

The unrecognized compensation cost associated with performance stock units outstanding at March 31, 2016 and December 31, 2015 was $2.6 million and $1.6 million, respectively. The weighted average remaining term that the compensation will be recorded is 2.1 years and 1.7 years as of March 31, 2016 and December 31, 2015, respectively.

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of March 31, 2016 and December 31, 2015 was as follows:

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$60,045	$—	$—	$60,045

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$86,871	$—	$—	$86,871

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

7. CREDIT FACILITY

On March 5, 2013, the Company entered into a $15.0 million revolving credit facility. The credit facility had a term of three years and an interest rate of LIBOR + 3.25%. The revolving credit facility expired on March 5, 2016 and was not renewed. No obligations were outstanding under the revolving credit facility during the three months ended March 31, 2016 or at any time during the year ended December 31, 2015. The Company was in compliance with all of the covenants of the credit facility agreement during the year ended December 31, 2015 and through March 5, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects (also referred to as an IP direct connect or peering), and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; our ability to perform under the three-year Telecom Master Services Agreement and a related services attachment (collectively and as amended, the “T-Mobile Agreement”) we announced with T-Mobile USA. Inc. on August 17, 2015 , including the risk that the traffic we carry under the T-Mobile Agreement will not meet our targets for profitability, including EBITDA and Adjusted EBITDA, that we incur damages or similar costs if we fail to meet certain terms in the T-Mobile Agreement, or that T-Mobile terminates the T-Mobile Agreement; the risk that our costs to perform under the T-Mobile Agreement will be higher than we expect; our ability to market our Omni voice and messaging service, including the risk that the service will not meet our targets for revenue or profitability, including EBITDA and Adjusted EBITDA; the risk that our costs to provide Inteliquent’s Omni voice and messaging service will be higher than we expect; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services successfully; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; changes in general economic or market conditions; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and included elsewhere in this report, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable telecommunication service providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “interconnection” or “off-net” services. We generally provide our solutions to traditional certificated telecommunications carriers and next generation telecommunication service providers. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

On August 17, 2015 we announced that we had entered into the T-Mobile Agreement, under which we will provide a full suite of IP voice services to T-Mobile. The T-Mobile Agreement provides that T-Mobile will generally use our company as its sole provider of voice interconnection services for all calls exchanged between T-Mobile and nearly all other voice providers in the United States (excluding certain traffic, such as traffic that is exchanged with other providers over peering arrangements, etc.). We have experienced a significant increase in the volume of traffic carried on our network as a result of the T-Mobile Agreement. Consequently, this will significantly increase our revenue and operating expenses during 2016 and beyond.

On April 23, 2016, we entered into an email modification to the T-Mobile Agreement (the “Email Modification”).  The Email Modification generally sets out terms that relate to T-Mobile’s procurement from the Company of two types of designated voice interconnection services and a temporary pricing change.  The Email Modification is attached hereto as Exhibit 10.1.

Our Services

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

•

Next Generation (“Omni”) Service.  In 2012, we began to market Direct Inward Dialing (“DID”) service primarily to various non-carriers, including OTT providers, conference calling providers, calling card companies and interconnected VoIP providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In 2016, in order to better serve next generation telecommunication service providers, we expanded our offerings to include our Omni service. Next generation telecommunication service providers include the types of non-carriers described above (e.g., OTT or interconnected VoIP Providers, calling card platforms), as well as other providers that use software to enable voice calling and messaging over internet connections.  These types of providers include cloud-based UC (Unified Communications) providers, cloud contact/call center providers, application programing interface (“API”) platform providers and Wi-Fi first mobile virtual network operators (MVNOs). Our Omni service is a one-stop shop solution for the provision of message-enabled telephone numbers and the delivery of all of a customer’s inbound and outbound voice calls and text messages or other messages to or from those telephone numbers.  Inteliquent’s Omni service is made available via a web portal and APIs for automation and integration.  In addition to receiving payment from our non-carrier customers for the provision of our Omni service, an interexchange carrier will pay us switched access charges for terminating long distance traffic to our telephone numbers, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic to our telephone numbers.

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

In connection with our switched access services and our DID service, we provide terminating access service in both of the manners described above. We earn the majority of our terminating access service revenue from providing intermediate terminating tandem access service, where the rates will not be reduced to zero, as opposed to providing terminating service for traffic bound for end users that we serve, where the rates will be reduced to zero. Several states, industry groups and other telecommunications carriers filed petitions in federal court seeking to overturn the FCC’s framework, in whole or in part.  The federal appellate court affirmed the FCC’s framework in all respects on May 23, 2014.

Carrier Disputes

The Company has disputes with certain long distance companies regarding their payment to the Company of access charges in connection with the Company’s origination of traffic from VoIP providers that utilize OTT technology.  The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed probable.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of March 31, 2016. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

Operating Expenses

Operating expenses typically include network and facilities expenses, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, and gain (or loss) on disposal of property and equipment.

Network and Facilities Expenses. Our network and facilities expenses include transport capacity, or circuits, signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support the physical location where we house our switch, which is referred to in the industry as a point of presence (“POP”).  Our network and facilities expenses primarily include costs we pay to third parties to terminate traffic on their networks.

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the third-party circuits utilized by us to carry traffic to or from our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through March 2026. For some types of voice traffic, we also pay monthly recurring charges to the originating carrier that sends the call to us and/or to the terminating carrier when we terminate calls on their network.  Additionally, we pay utilities and common area maintenance charges for our POP locations.

Operations Expenses. Operations expenses include compensation and related benefit costs for our POP location personnel as well as individuals located at our corporate offices who are directly responsible for the operation of our business and for maintaining, monitoring and expanding our network.

Sales and Marketing Expenses. Sales and marketing expenses represent the smallest component of our operating expenses and primarily include compensation and related benefit costs for our sales and marketing departments, advertising and marketing programs and other costs related to travel and customer meetings.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related benefit costs for personnel associated with our executive, finance, human resource, legal and other general and administrative support departments.  Other primary components of general and administrative expenses include fees for professional services, insurance and bad debt expense, if applicable. Professional services principally consist of outside legal, audit, consulting and tax service fees.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 18, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2016.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Revenue	$82,329	$55,054
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	50,198	22,765
Operations	8,833	7,620
Sales and marketing	903	643
General and administrative	4,375	4,555
Depreciation and amortization	3,343	2,643
(Gain) loss on sale of property and equipment	(5)	33
Total operating expense	67,647	38,259
Income from operations	14,682	16,795
Other expense (income):
Interest (income) expense	(51)	16
Other (income) expense	—	(1,290)
Total other (income) expense	(51)	(1,274)
Income before provision for income taxes	14,733	18,069
Provision for income taxes	5,597	6,887
Net income	$9,136	$11,182

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue. Revenue increased to $82.3 million in the three months ended March 31, 2016 from $55.1 million in the three months ended March 31, 2015, representing an increase of 49.4%.

The increase in voice revenue is primarily due to a 41.1% increase in the minutes of use to 49.4 billion minutes for the three months ended March 31, 2016, compared to 35.0 billion minutes for the three months ended March 31, 2015. Additionally, there was a 6.4% increase in the average rate per minute of $0.00167 for the three months ended March 31, 2016, compared to the average rate per minute of $0.00157 for the three months ended March 31, 2015. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the T-Mobile Agreement.

Operating Expenses. Operating expenses for the three months ended March 31, 2016 increased 76.5% to $67.6 million, an increase of $29.3 million, compared to $38.3 million for the three months ended March 31, 2015. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $50.2 million in the three months ended March 31, 2016, or 61.0% of revenue, compared to $22.8 million in the three months ended March 31, 2015, or 41.4% of revenue. The increase of $27.4 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, and  the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percent of revenue increased during the three months ended March 31, 2016, as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $8.8 million in the three months ended March 31, 2016, or 10.7% of revenue, compared to $7.6 million in the three months ended March 31, 2015, or 13.8% of revenue. The increase of $1.2 million primarily resulted from an increase in contract labor and employee related costs due to additional headcount required to support the T-Mobile Agreement. Additionally, our hardware maintenance and software licensing costs increased as a result of our recent investments in network equipment.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.9 million in the three months ended March 31, 2016, or 1.1% of revenue, compared to $0.6 million in the three months ended March 31, 2015, or 1.1% of revenue. The increase of $0.3 million was primarily due to an increase in employee related costs due to additional headcount.

General and Administrative Expenses. General and administrative expenses decreased to $4.4 million in the three months ended March 31, 2016, or 5.3% of revenue, compared to $4.6 million in the three months ended March 31, 2015, or 8.3% of revenue. The decrease of $0.2 million was primarily the result of lower non-cash compensation expense, partially offset by higher employee related costs related to additional headcount.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.3 million in the three months ended March 31, 2016, or 4.0% of revenue, compared to $2.6 million in the three months ended March 31, 2015, or 4.7% of revenue. The $0.7 million increase is due to the significant increase in our property and equipment asset base necessary to accommodate the growth in traffic we carry as a result of the T-Mobile agreement.

(Gain) Loss on Sale of Property and Equipment. Gain on sale of property and equipment was less than $0.1 million for the three months ended March 31, 2016 and loss on sale of property and equipment was less than $0.1 million for the three months ended March 31, 2015.

Total Other (Income) Expense. Total other income was $0.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded $1.3 million of other income from the receipt of an escrow fund.  Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $5.6 million for the three months ended March 31, 2016 reflected a decrease of $1.3 million, compared to $6.9 million for the three months ended March 31, 2015. The decrease in income tax expense for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to less pre-tax book income.

Liquidity and Capital Resources

At March 31, 2016, we had $114.7 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2015, we had $109.1 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	March 31,	March 31,
	2016	2015
Cash flows provided by operating activities	$13,403	$16,299
Cash flows used for investing activities	(2,790)	(2,063)
Cash flows used for financing activities	(4,973)	(5,421)

Cash flows from operating activities

Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2016, compared to net cash provided by operating activities of $16.3 million for the three months ended March 31, 2015. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network maintenance costs. The decrease in operating cash flow is primarily due to an increase in customer accounts receivable at March 31, 2016, which increased primarily due to the increase in revenue. Partially offsetting the decrease in cash flows from customer receivables was an increase in cash flows from other assets, which is primarily due to our current period reduction in prepaid taxes.

Cash flows from investing activities

Net cash used for investing activities was $2.8 million for the three months ended March 31, 2016, compared to net cash used for investing activities of $2.1 million for the three months ended March 31, 2015. The change in cash flows from investing activities was primarily the result of recent purchases of equipment necessary to support the significant additional traffic we are carrying as part of the overall growth of the business.

In 2016, capital expenditures are expected to be approximately $25 million to $28 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $5.0 million for the three months ended March 31, 2016, compared to $5.4 million for the three months ended March 31, 2015. Cash flows used for financing activities are primarily the result of cash outflows from dividend payments, which are partially offset by cash inflows from the exercise of stock options. During the three months ended March 31, 2016 we paid one regular quarterly dividend of $0.15 per outstanding share of common stock, totaling $5.1 million in aggregate, compared to the three months ended March 31, 2015 in which we paid one regular quarterly dividend of $0.15 per outstanding share of common stock, totaling $5.0 million in aggregate.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities that would require additional debt or equity financing.

Dividends

We have paid regular quarterly dividends of $0.15 per outstanding share of our common stock since 2014. On April 28, 2016, we issued a press release announcing that our Board of Directors authorized and declared a regular quarterly dividend of $0.16 per outstanding share of common stock.  Assuming our board of directors does not make any further changes to the regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.64 per outstanding share and an outstanding common stock share balance of approximately 34.1 million is $21.8 million.

Cash and Cash Equivalents

At March 31, 2016, we had $54.7 million of cash in banks and $60.0 million in cash and cash equivalents invested in two money market mutual funds. At December 31, 2015, we had $22.2 million of cash in banks and $86.9 million in cash and cash equivalents invested in three money market mutual funds.

Credit Facility

On March 5, 2013, we entered into a $15.0 million revolving credit facility. The credit facility had a term of three years and an interest rate of LIBOR + 3.25%. The revolving credit facility expired on March 5, 2016 and was not renewed.  The Company was in compliance with all of the covenants of the credit facility agreement during the year ended December 31, 2015 and through March 5, 2016.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the three months ended March 31, 2016 and 2015.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $115.0 million at March 31, 2016. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at March 31, 2016, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the normal course of our business. We do not believe that we are a party to any pending legal action that could reasonably be expected to have a material effect on our business or operating results, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, there has been no material change in this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 23, 2016, we entered into an email modification to the T-Mobile Agreement (the “Email Modification”).  The Email Modification generally sets out terms that relate to T-Mobile’s procurement from the Company of two types of designated voice interconnection services and a temporary pricing change.  The Email Modification is attached hereto as Exhibit 10.1.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Email Modification to the Telecom Master Services Agreement between T-Mobile USA, Inc. and the Company dated April 23, 2016.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELIQUENT, INC.

Date: April 28, 2016	By:	/S/ MATTHEW CARTER, JR.
Matthew Carter, Jr., Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2016	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)