Form 10-Q
period 2016-06-30
Inteliquent, Inc.
filed 2016-08-02
CIK 1292653

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 8, 2016, 34,233,199 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$119,883	$109,050
Receivables — net of allowance of $2,407 and $2,365, respectively	48,451	39,589
Prepaid expenses	3,395	9,376
Other current assets	120	219
Total current assets	171,849	158,234
Property and equipment—net	46,537	37,336
Goodwill	1,731	—
Restricted cash	320	345
Deferred income taxes-noncurrent	8	1,059
Other assets	948	1,075
Total assets	$221,393	$198,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,426	$424
Accrued liabilities:
Taxes payable	2,329	624
Network and facilities	18,801	10,984
Rent	2,043	1,969
Payroll and related items	2,379	2,918
Other	2,585	1,297
Total current liabilities	31,563	18,216
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock—par value of $.001; 150,000 authorized shares; 37,301 and 34,218 shares issued and outstanding at June 30, 2016, respectively and 37,242 and 33,891 shares issued and outstanding at December 31, 2015, respectively	37	34
Less treasury stock, at cost; 3,083 shares at June 30, 2016 and 3,351 shares at December 31, 2015	(50,106)	(51,668)
Additional paid-in capital	226,370	225,474
Retained earnings	13,529	5,993
Total shareholders’ equity	189,830	179,833
Total liabilities and shareholders' equity	$221,393	$198,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenue	$90,752	$52,886	$173,081	$107,940
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	58,614	21,295	108,812	44,060
Operations	8,980	7,391	17,813	15,011
Sales and marketing	1,015	765	1,918	1,408
General and administrative	4,214	4,942	8,589	9,497
Depreciation and amortization	3,487	2,600	6,830	5,243
Gain on sale of property and equipment	—	(149)	(5)	(116)
Total operating expense	76,310	36,844	143,957	75,103
Income from operations	14,442	16,042	29,124	32,837
Other (income) expense:
Interest (income) expense	(90)	11	(141)	27
Other income	—	—	—	(1,290)
Total other (income) expense	(90)	11	(141)	(1,263)
Income before provision for income taxes	14,532	16,031	29,265	34,100
Provision for income taxes	5,557	6,031	11,154	12,918
Net income	$8,975	$10,000	$18,111	$21,182
Earnings per share:
Basic	$0.26	$0.30	$0.53	$0.63
Diluted	$0.26	$0.29	$0.53	$0.62
Weighted average number of shares outstanding:
Basic	34,147	33,568	34,063	33,532
Diluted	34,374	34,033	34,302	33,988
Dividends paid per share:	$0.16	$0.15	$0.31	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Operating
Net income	$18,111	$21,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,830	5,243
Deferred income taxes	(180)	(790)
Gain on sale of property and equipment	(5)	(116)
Gain on settlement of Tinet escrow	—	(1,290)
Non-cash share-based compensation	2,153	2,711
Provision (benefit) for uncollectible accounts	42	(30)
Excess tax benefit associated with share-based payments	(645)	(313)
Changes in assets and liabilities:
Receivables	(8,904)	753
Other current assets	6,080	593
Other noncurrent assets	127	(275)
Accounts payable	627	868
Accrued liabilities	10,071	1,384
Net cash provided by operating activities	34,307	29,920
Investing
Purchase of property and equipment	(9,756)	(4,930)
Proceeds from sale of property and equipment	5	125
Cash used in acquisitions	(3,650)	—
Decrease in restricted cash	25	—
Net cash used for investing activities	(13,376)	(4,805)
Financing
Proceeds from the exercise of stock options	396	253
Restricted shares withheld to cover employee taxes paid	(564)	(750)
Dividends paid	(10,575)	(10,066)
Excess tax benefit associated with share-based payments	645	313
Net cash used for financing activities	(10,098)	(10,250)
Net increase in cash and cash equivalents	10,833	14,865
Cash and cash equivalents — Beginning	109,050	104,737
Cash and cash equivalents — Ending	$119,883	$119,602
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,335	$13,164
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$2,394	$767
Investing activity — Accrued acquisition contingent consideration	$750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Organization — Inteliquent, Inc. (the “Company”) provides voice telecommunications services primarily on a wholesale basis. The Company offers these services using an all-IP network, which enables the Company to deliver global connectivity for a variety of media, including voice and, historically, data and video. The Company’s solutions enable telecommunication service providers to deliver voice telecommunication traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “interconnection” or “off-net” services. The Company generally provides its solutions to traditional certificated telecommunications carriers and next-generation telecommunication service providers.

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

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At June 30, 2016, the Company had $34.8 million of cash in banks and $85.1 million in three money market funds. At December 31, 2015, the Company had $22.2 million of cash in banks and $86.9 million in three money market funds.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to all significant outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.4 million at both June 30, 2016 and December 31, 2015.

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

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2015 or during the six months ended June 30, 2016.

Goodwill— Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized but is tested for impairment at least annually during the fourth quarter of each year, or more frequently if indicators of impairment arise. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. The Company has not identified any components within its single operating segment and, hence, has a single reporting unit for purposes of the goodwill impairment analysis.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$8,975	$10,000	$18,111	$21,182
Denominator:
Weighted average common shares outstanding	34,147	33,568	34,063	33,532
Effect of dilutive securities:
Stock options and performance stock units	227	465	239	456
Denominator for diluted earnings per share	34,374	34,033	34,302	33,988
Earnings per share
Basic - as reported	$0.26	$0.30	$0.53	$0.63
Diluted - as reported	$0.26	$0.29	$0.53	$0.62

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.1 million were outstanding during both the three and six months ended June 30, 2016, while, 0.7 million were outstanding during both the three and six months ended June 30, 2015, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2016 respectively.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended June 30, 2016 and 2015 was $1.1 million and $0.9 million, respectively.  The amount of non-cash share-based expense recorded in the six months ended June 30, 2016 and 2015 was $2.2 million and $2.7 million, respectively.  Refer to Note 6, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

Stock Retirement — During the quarter ended June 30, 2016, the Company retired certain shares previously held in treasury.  The stock repurchases have been accounted for under the cost method whereby the entire cost of the repurchased and retired shares, net of par value, were recorded to additional paid-in capital.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is effective for annual periods beginning after December 15, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is recorded. This ASU is effective for annual periods beginning after December 15, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires lessees to recognize leases on the balance sheet as assets and liabilities to reflect the rights and obligations created by those leases. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from the leases. Additional qualitative and quantitative disclosures will be required. The ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company’s consolidated financial statements and disclosures.

3. BUSINESS COMBINATION

On May 13, 2016 the Company acquired all of the outstanding equity of Shopety, Inc. d/b/a Better Voice (“Shopety”), a developer of communications software and next-generation switching technologies. The acquired technologies expand the capabilities and addressable market of the Company’s next-generation “Omni IQsm” product line.  The total purchase price was $4.4 million, of which $0.8 million is in the form of an earn-out based on the delivery of certain software enhancements and $0.3 million is subject to a 12-month escrow agreement. The purchase was financed through cash from the Company’s balance sheet.  In addition to the cash, the Company recorded approximately $0.2 million in acquisition-related costs, including legal and advisory services, in its condensed consolidated statement of income. The allocation of the purchase price is as follows:

(dollars in thousands)
Property and equipment	$3,900
Goodwill	1,731
Net deferred tax liability	(1,231)
Total consideration	$4,400

The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. Any changes to the preliminary estimates during the measurement period will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. Goodwill is not deductible for tax purposes. The final purchase price allocation is dependent upon the finalization of tax information still in progress.

4. CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

Free Conferencing Corporation

On July 5, 2016, the Company commenced an action against Free Conferencing Corporation individually and doing business as HD Tandem; HD Tandem and Wide Voice, LLC (collectively the “Defendants”) in the United States District Court for the Northern District of Illinois asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various state laws asserting that the Defendants are improperly charging the Company for telecommunications services and seeking recovery of access fees and other telecommunications charges paid to the Defendants in connection with the termination of certain long distance traffic (Inteliquent, Inc. v. Free Conferencing Corporation individually and d/b/a HD Tandem; HD Tandem; Wide Voice, LLC; and John Does 1-10, 1:16-cv-06976). The Company alleges that the Defendants, acting as an enterprise, have conspired to fraudulently invoice and overcharge Inteliquent for traffic delivery services purportedly provided.  The Company is seeking declaratory and injunctive relief, as well as damages to recover fraudulently invoiced amounts.  The Company has not claimed a specific figure in damages at this stage of the litigation but anticipates that its damages claim will become more specific as the litigation progresses.  The Company is also seeking treble damages under RICO, as well as recovery of attorney’s fees incurred pursuing the litigation. The Company terminates a significant volume of long distance traffic to the Defendants. The Defendants’ response to the complaint currently is due on September 6, 2016.   Since the filing of the lawsuit, the Company has not paid a material portion of the invoices which it asserts are improperly billed. There can be no assurance regarding how, whether and when this matter will be resolved and whether the ultimate disposition will have a material effect on the Company’s condensed consolidated financial statements.

On August 1, 2016, Free Conferencing Corporation filed a complaint against the Company in the United States District Court for the Northern District of Illinois.  Free Conferencing Corp. v. Inteliquent, Case No. 1:16-7768.  The complaint alleges that the Company has violated the Federal Communications Act, as well as various state laws, in connection with the routing of telecommunications traffic allegedly bound for Free Conferencing.  The Company believes that Free Conferencing's allegations have no merit and the Company intends to vigorously defend itself against this complaint.

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

5. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 38.2% and 38.1% for the three and six months ended June 30, 2016, respectively, compared to 37.6% and 37.9% for the three and six months ended June 30, 2015, respectively.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

The Company has recorded a valuation allowance against the capital loss created by the sale of its global data business on April 30, 2013 and the Illinois EDGE Credit. The Company believes it is more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company files United States federal, state and local income tax returns in the jurisdictions in which it is required to do so.  With few exceptions, the Company is no longer subject to an audit of its tax filings for years before 2012.  The Internal Revenue Service (“IRS”) has commenced an examination of the Company’s 2013 federal income tax return.  As of June 30, 2016, the IRS has not proposed any material adjustments to such income tax return.  Audit outcomes and timing of audit settlements are subject to significant uncertainty.  It is reasonably possible that within the next twelve months the Company will resolve any matters that may arise during the audit of the Company’s 2013 federal income tax return.

6. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provided for issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the Neutral Tandem, Inc. 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and ceased awarding equity grants under the 2003 Plan. As of June 30, 2016, the Company had granted a total of 1.4 million options, 0.4 million non-vested shares, and 0.2 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.4 million shares, representing approximately 7.2% of the Company’s outstanding common stock as of June 30, 2016, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.  During the three months ended June 30, 2016, the Company granted less than 0.1 million options at a weighted average exercise price of $16.02. Additionally, during the three months ended June 30, 2015, the Company granted less than 0.1 million options at a weighted average exercise price of $18.41. During the six months ended June 30, 2016, the Company granted 0.1 million options at a weighted average exercise price of $16.70. Additionally, during the six months ended June 30, 2015, the Company granted 0.1 million options at a weighted average exercise price of $17.02.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the six months ended June 30, 2016 and June 30, 2015, fair value of stock options were measured using the following assumptions:

	June 30,	June 30,
	2016	2015
Expected life	7.0 years	7.0 years
Risk-free interest rate	1.5%	1.9%
Expected dividends	3.6%	3.7%
Volatility	46.1%	49.6%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the six months ended June 30, 2016 and 2015 was $5.40 and $6.03, respectively. The total grant date fair value of options that vested during the six months ended June 30, 2016 and 2015 was approximately $0.4 million and $0.5 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $1.6 million and $0.1 million during the six months ended June 30, 2016 and 2015, respectively.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2016	1,430	$15.10
Granted	95	16.70
Exercised	(116)	3.34
Cancelled	(19)	21.81
Options outstanding — June 30, 2016	1,390	$16.10	$6,232	3.99

Options Vested or expected to vest — June 30, 2016	1,380	$16.10	$6,195	3.95

Options Exercisable — June 30, 2016	1,122	$16.90	$4,316	2.99

The unrecognized compensation cost associated with options outstanding at June 30, 2016 and December 31, 2015 was $1.1 million and $0.8 million, respectively. The weighted average remaining term over which the compensation will be recorded is 2.8 years and 2.7 years as of June 30, 2016 and December 31, 2015, respectively.

Non-vested Shares

During the three and six months ended June 30, 2016, the Company granted 0.1 million and 0.2 million non-vested shares pursuant to the 2007 Plan. During the three and six months ended June 30, 2015, the Company also granted 0.1 million and 0.2 million non-vested shares pursuant to the 2007 plan. The shares typically vest over a period ranging from six months to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2016 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2016	334	$13.77
Granted	213	16.65
Vested	(102)	14.81
Cancelled	(1)	15.16
Non-vested shares outstanding — June 30, 2016	444	$14.91	$8,831

Non-vested shares vested or expected to vest —June 30, 2016	430	$14.87	$8,553

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $19.89 on June 30, 2016. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $5.3 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively. The weighted average remaining term that the compensation will be recorded was 2.5 years and 2.3 years as of June 30, 2016 and December 31, 2015, respectively.

Performance Stock Units

During the three months ended June 30, 2016 and June 30, 2015 the Company awarded zero and less than 0.1 million performance stock units, respectively, to members of the Company’s executive management team. During both the six months ended

June 30, 2016 and June 30, 2015 the Company awarded 0.1 million performance stock units, to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were first issued in three tranches under the 2007 Plan with performance being determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. The performance stock units issued in 2016 are measured on a three year performance period only.  At the end of each performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.   Each vested performance stock unit will be settled by delivery of common stock no later than March 15th of the calendar year following the calendar year in which the performance stock unit becomes vested.

A summary of the Company’s performance stock unit activity and related information for the six months ended June 30, 2016 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2016	99	$23.19
Granted	56	23.22
Vested	—	—
Cancelled	—	—
Performance stock units outstanding — June 30, 2016	155	$23.20

The unrecognized compensation cost associated with performance stock units outstanding at June 30, 2016 and December 31, 2015 was $2.2 million and $1.6 million, respectively. The weighted average remaining term that the compensation will be recorded is 1.9 years and 1.7 years as of June 30, 2016 and December 31, 2015, respectively.

7. FAIR VALUE MEASUREMENT

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

Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial asset by level in the fair value hierarchy as of June 30, 2016 and December 31, 2015 was as follows:

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$85,118	$—	$—	$85,118
Liabilities:
Contingent Consideration	$—	$—	$750	$750

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$86,871	$—	$—	$86,871

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

Level 3—The estimated fair value of Level 3 contingent consideration liabilities are based on a weighted probability assessment of achieving certain deliverables, related to the acquisition of Shopety, Inc., which will be determined within one year from the acquisition date.

8. SEGMENT INFORMATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects (also referred to as IP direct connects or peering), and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; our ability to perform under the three-year Telecom Master Services Agreement and a related services attachment (collectively and as amended, the “T-Mobile Agreement”) we announced with T-Mobile USA. Inc. on August 17, 2015, including the risk that the traffic we carry under the T-Mobile Agreement will not meet our targets for profitability, including EBITDA and Adjusted EBITDA, that we incur damages or similar costs if we fail to meet certain terms in the T-Mobile Agreement, or that T-Mobile terminates the T-Mobile Agreement; the risk that our costs to perform under the T-Mobile Agreement will be higher than we expect; our ability to market our Omni IQ voice and messaging service, including the risk that the service will not meet our targets for revenue or profitability, including EBITDA and Adjusted EBITDA; the risk that our costs to provide Inteliquent’s Omni IQ voice and messaging service will be higher than we expect; the risks associated with any receiving carrier’s refusal to accept terminating messages or other problems preventing us from providing the services; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services successfully; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; changes in general economic or market conditions; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and included elsewhere in this report, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide voice telecommunications services primarily on a wholesale basis. We offer these services using an all-IP network, which enables us to deliver global connectivity for a variety of media, including voice, and historically data and video. Our solutions enable telecommunication service providers to deliver voice telecommunications traffic or other services where they do not have their own network or elect not to use their own network. These solutions are sometimes called “interconnection” or “off-net” services. We generally provide our solutions to traditional certificated telecommunication carriers and next-generation telecommunication service providers. We were incorporated in Delaware on April 19, 2001 and commenced operations in 2004.

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

On May 13, 2016 we acquired all of the outstanding equity of Shopety, Inc. d/b/a Better Voice, a developer of communications software and next-generation switching technologies. The acquired technologies will be used to expand the capabilities and addressable market of our next-generation Omni IQ product line.  The total purchase price of $4.4 million, of which $0.8 million is in the form on an earn-out based on the delivery of certain software enhancements and $0.3 million is subject to a 12-month escrow agreement.

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

•

Next-Generation Omni IQ Service.  In 2012, we began to market Direct Inward Dialing (“DID”) service primarily to various non-carriers, including OTT providers, conference calling providers, calling card companies and interconnected VoIP providers.   As part of our DID offering, we assign telephone numbers to these non-carriers and then terminate voice traffic, such as conference calling or calling card traffic, that is destined to the telephone numbers that we have assigned to those non-carriers.  In 2016, in order to better serve next-generation telecommunication service providers, we expanded our offerings to include our Omni IQ service. Next-generation telecommunication service providers include the types of non-carriers described above (e.g., OTT or interconnected VoIP Providers, calling card platforms), as well as other providers that use software to enable voice calling and messaging over internet connections.  These types of providers include cloud-based Unified Communications (UC) providers, cloud contact/call center providers, application programing interface (“API”) platform providers and Wi-Fi first mobile virtual network operators (MVNOs). Our Omni IQ service is a one-stop shop solution for the provision of message-enabled telephone numbers and the delivery of all of a customer’s inbound and outbound voice calls and text messages or other messages to or from those telephone numbers.  Inteliquent’s Omni IQ service is made available via a web portal and APIs for automation and integration.  In addition to receiving payment from our non-carrier customers for the provision of our Omni IQ service, an interexchange carrier will pay us switched access charges for terminating long distance traffic to our telephone numbers, while a local exchange carrier may owe us reciprocal compensation charges for terminating local traffic to our telephone numbers.

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

We commenced an action against Free Conferencing Corporation asserting claims that the Defendants are improperly charging us for telecommunications services and seeking recovery of access fees and other telecommunications charges paid to the Defendants in connection with the termination of certain long distance traffic. There can be no assurance regarding how, whether and when this matter will be resolved and whether the ultimate disposition will have a material effect on our condensed consolidated financial statements.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of June 30, 2016. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

Operating Expenses

Operating expenses typically include network and facilities expenses, operations expenses, sales and marketing expenses, general and administrative expenses, depreciation and amortization, and gains (or losses) on sale of property and equipment.

Network and Facilities Expenses. Our network and facilities expenses primarily include costs we pay to third parties to terminate traffic on their networks.  Our network and facilities expenses also include transport capacity, or circuits, signaling network costs, facility rents and utilities, and costs to terminate our traffic, together with other costs that directly support the physical location where we house our switch, which is referred to in the industry as a point of presence (“POP”).

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the third-party circuits utilized by us to carry traffic to or from our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through May 2027. For some types of voice traffic, we also pay monthly recurring charges to the originating carrier that sends the call to us and/or to the terminating carrier when we terminate calls on their network.  Additionally, we pay utilities and common area maintenance charges for our POP locations.

Operations Expenses. Operations expenses include compensation and related benefit costs for our POP location personnel as well as individuals located at our corporate offices who are directly responsible for the operation of our business and for maintaining, monitoring and expanding our network. Other primary components of operations expenses include repair and maintenance, software licenses, business taxes and fees, insurance and professional service fees.

Sales and Marketing Expenses. Sales and marketing expenses represent the smallest component of our operating expenses and primarily include compensation and related benefit costs for our sales and marketing departments, advertising and marketing programs and other costs related to travel and customer meetings.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and related benefit costs for personnel associated with our executive, finance, human resource, legal and other general and administrative support departments.  Other primary components of general and administrative expenses include fees for professional services, insurance and bad debt expense, if applicable. Professional services principally consist of outside legal, audit, consulting tax service fees and may occasionally include transaction services.

Depreciation and Amortization Expense. Depreciation and amortization expense for property and equipment is applied using the straight-line method over the estimated useful lives of the assets after they are placed in service, which are five years for network equipment and test equipment, and three years for computer equipment, computer software and furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over an estimated useful life of five years or the life of the respective leases, whichever is shorter.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 18, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2016.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Revenue	$90,752	$52,886	$173,081	$107,940
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	58,614	21,295	108,812	44,060
Operations	8,980	7,391	17,813	15,011
Sales and marketing	1,015	765	1,918	1,408
General and administrative	4,214	4,942	8,589	9,497
Depreciation and amortization	3,487	2,600	6,830	5,243
Gain on sale of property and equipment	—	(149)	(5)	(116)
Total operating expense	76,310	36,844	143,957	75,103
Income from operations	14,442	16,042	29,124	32,837
Other expense (income):
Interest (income) expense	(90)	11	(141)	27
Other income	—	—	—	(1,290)
Total other (income) expense	(90)	11	(141)	(1,263)
Income before provision for income taxes	14,532	16,031	29,265	34,100
Provision for income taxes	5,557	6,031	11,154	12,918
Net income	$8,975	$10,000	$18,111	$21,182

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue. Revenue increased to $90.8 million in the three months ended June 30, 2016 from $52.9 million in the three months ended June 30, 2015, representing an increase of 71.6%.

The increase in voice revenue is primarily due to a 55.8% increase in the minutes of use to 53.9 billion minutes for the three months ended June 30, 2016, compared to 34.6 billion minutes for the three months ended June 30, 2015. Additionally, there was a 9.8% increase in the average rate per minute of $0.00168 for the three months ended June 30, 2016, compared to the average rate per minute of $0.00153 for the three months ended June 30, 2015. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the T-Mobile Agreement.

Operating Expenses. Operating expenses for the three months ended June 30, 2016 increased 107.3% to $76.3 million, an increase of $39.5 million, compared to $36.8 million for the three months ended June 30, 2015. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $58.6 million in the three months ended June 30, 2016, or 64.5% of revenue, compared to $21.3 million in the three months ended June 30, 2015, or 40.3% of revenue. The increase of $37.3 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, and the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percent of revenue increased during the three months ended June 30, 2016, as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $9.0 million in the three months ended June 30, 2016, or 9.9% of revenue, compared to $7.4 million in the three months ended June 30, 2015, or 14.0% of revenue. The increase of $1.6 million primarily resulted from an increase in contract labor required to support the T-Mobile Agreement. Additionally, our hardware maintenance and software licensing costs increased as a result of our recent investments in network equipment. Lastly, we incurred higher transaction taxes and surcharges related to the growth of our business during the three months ended June 30, 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.0 million in the three months ended June 30, 2016, or 1.1% of revenue, compared to $0.8 million in the three months ended June 30, 2015, or 1.5% of revenue. The increase of $0.2 million was primarily due to an increase in employee related costs due to additional headcount.

General and Administrative Expenses. General and administrative expenses decreased to $4.2 million in the three months ended June 30, 2016, or 4.6% of revenue, compared to $4.9 million in the three months ended June 30, 2015, or 9.3% of revenue. The decrease of $0.7 million was primarily due to non-recurring charges for the resolution of certain employee matters that occurred during the three months ended June 30, 2015, which were somewhat offset by higher professional fees during the three months ended June 30, 2016 resulting from Shopety transaction costs and litigation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.5 million in the three months ended June 30, 2016, or 3.9% of revenue, compared to $2.6 million in the three months ended June 30, 2015, or 4.9% of revenue. The $0.9 million increase is due to the significant increase in our property and equipment asset base necessary to accommodate the growth in traffic we carry as a result of the T-Mobile agreement.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was less than $0.1 million for the three months ended June 30, 2016 compared to a gain on sale of property and equipment of $0.1 million for the three months ended June 30, 2015.

Total Other (Income) Expense. Total other income was $0.1 million for the three months ended June 30, 2016 compared to total other expense of less than $0.1 million for the three months ended June 30, 2015.

Provision for Income Taxes. The provision for income taxes of $5.6 million for the three months ended June 30, 2016 reflected a decrease of $0.4 million, compared to $6.0 million for the three months ended June 30, 2015. The decrease in income tax expense for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily due to less pre-tax book income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue. Revenue increased to $173.1 million in the six months ended June 30, 2016 from $107.9 million in the six months ended June 30, 2015, representing an increase of 60.4%.

The increase in voice revenue is primarily due to a 48.4% increase in the minutes of use to 103.3 billion minutes for the six months ended June 30, 2016, compared to 69.6 billion minutes for the six months ended June 30, 2015. Additionally, there was an 8.4% increase in the average rate per minute of $0.00168 for the six months ended June 30, 2016, compared to the average rate per minute of $0.00155 for the six months ended June 30, 2015. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the T-Mobile Agreement.

Operating Expenses. Operating expenses for the six months ended June 30, 2016 increased 91.7% to $144.0 million, an increase of $68.9 million, compared to $75.1 million for the six months ended June 30, 2015. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $108.8 million in the six months ended June 30, 2016, or 62.9% of revenue, compared to $44.1 million in the six months ended June 30, 2015, or 40.9% of revenue. The increase of $64.7 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, and the costs associated with provisioning transport capacity in anticipation of traffic volume growth in the coming quarters. The cost as a percent of revenue increased during the six months ended June 30, 2016, as a result of an increase in the costs we pay to third parties to terminate certain long distance traffic.

Operations Expenses. Operations expenses increased to $17.8 million in the six months ended June 30, 2016, or 10.3% of revenue, compared to $15.0 million in the six months ended June 30, 2015, or 13.9% of revenue. The increase of $2.8 million primarily resulted from an increase in contract labor required to support the T-Mobile Agreement. Additionally, our hardware maintenance and software licensing costs increased as a result of our recent investments in network equipment. Lastly, we incurred higher transaction taxes and surcharges related to the growth of our business during the three months ended June 30, 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.9 million in the six months ended June 30, 2016, or 1.1% of revenue, compared to $1.4 million in the six months ended June 30, 2015, or 1.3% of revenue. The increase of $0.5 million was primarily due to an increase in employee related costs due to additional headcount.

General and Administrative Expenses. General and administrative expenses decreased to $8.6 million in the six months ended June 30, 2016, or 5.0% of revenue, compared to $9.5 million in the six months ended June 30, 2015, or 8.8% of revenue. The decrease of $0.9 million was primarily the result of non-recurring charges for the resolution of certain employee matters that occurred during the six months ended June 30, 2015, which were somewhat offset by higher professional fees during the six months ended June 30, 2016 resulting from Shopety transaction costs and litigation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $6.8 million in the six months ended June 30, 2016, or 3.9% of revenue, compared to $5.2 million in the six months ended June 30, 2015, or 4.8% of revenue. The $1.6 million increase is due to the significant increase in our property and equipment asset base necessary to accommodate the growth in traffic we carry as a result of the T-Mobile agreement.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was less than $0.1 million for the six months ended June 30, 2016 compared to a gain sale of property and equipment of $0.1 million for the six months ended June 30, 2015.

Total Other (Income) Expense. Total other income was $0.1 million for the six months ended June 30, 2016. During the six months ended June 30, 2015, we recorded $1.3 million of other income from the receipt of an escrow fund.  Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $11.2 million for the six months ended June 30, 2016 reflected a decrease of $1.7 million, compared to $12.9 million for the six months ended June 30, 2015. The decrease in income tax expense for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to less pre-tax book income.

Liquidity and Capital Resources

At June 30, 2016, we had $119.9 million in cash and cash equivalents and $0.3 million in restricted cash. In comparison, at December 31, 2015, we had $109.1 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	June 30,	June 30,
	2016	2015
Cash flows provided by operating activities	$34,307	$29,920
Cash flows used for investing activities	(13,376)	(4,805)
Cash flows used for financing activities	(10,098)	(10,250)

Cash flows from operating activities

Net cash provided by operating activities was $34.3 million for the six months ended June 30, 2016, compared to net cash provided by operating activities of $29.9 million for the six months ended June 30, 2015. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network and facilities costs. The increase in operating cash flow is primarily due to an increase in cash flows from other assets, resulting from the current period reduction in prepaid taxes, as well as an increase in our accrued liabilities, which is due to two main increases, our accrued tax liabilities and accrued direct costs. Partially offsetting the increase in cash flows is an increase in customer accounts receivable at June 30, 2016, which increased primarily due to the increase in revenue.

Cash flows from investing activities

Net cash used for investing activities was $13.4 million for the six months ended June 30, 2016, compared to net cash used for investing activities of $4.8 million for the six months ended June 30, 2015. The change in cash flows from investing activities was primarily the result of recent purchases of equipment necessary to support the significant additional traffic we are carrying as part of the overall growth of the business. Furthermore, we used $3.7 million of cash for the acquisition of Shopety, Inc.

In 2016, capital expenditures are expected to be approximately $23 million to $26 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $10.1 million for the six months ended June 30, 2016, compared to $10.3 million for the six months ended June 30, 2015. Cash flows used for financing activities are primarily the result of cash outflows from dividend payments, which are partially offset by cash inflows from the exercise of stock options. During the six months ended June 30, 2016 we paid regular quarterly dividends totaling $0.31 per outstanding share of common stock, aggregating to $10.6 million, compared to the six months ended June 30, 2015 in which we paid regular quarterly dividends totaling $0.30 per outstanding share of common stock, aggregating $10.1 million.

We regularly review acquisitions and strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements with respect to any acquisitions or strategic opportunities that would require additional debt or equity financing.

Dividends

We have paid regular quarterly dividends of $0.15 per outstanding share of our common stock since 2014. On April 28, 2016, we announced that our Board of Directors authorized and declared a regular quarterly dividend of $0.16 per outstanding share of common stock.  Assuming our board of directors does not make any further changes to the regular quarterly dividend, the expected future use of cash on an annualized basis using the current full-year dividend rate of $0.64 per outstanding share and an outstanding common stock share balance of approximately 34.2 million is $21.9 million.

Cash and Cash Equivalents

At June 30, 2016, we had $34.8 million of cash in banks and $85.1 million in cash and cash equivalents invested in three money market mutual funds. At December 31, 2015, we had $22.2 million of cash in banks and $86.9 million in cash and cash equivalents invested in three money market mutual funds.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the six months ended June 30, 2016 and 2015.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $120.2 million at June 30, 2016. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at June 30, 2016, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 4 “Contingencies” in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A. Risk Factors

See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, there has been no material change in this information.

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

INTELIQUENT, INC.

Date: August 2, 2016	By:	/S/ MATTHEW CARTER, JR.
Matthew Carter, Jr., Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	By:	/S/ KURT J. ABKEMEIER
Kurt J. Abkemeier, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)