Form 10-Q
period 2016-09-30
Inteliquent, Inc.
filed 2016-11-07
CIK 1292653

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 7, 2016, 34,424,115 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

INTELIQUENT, INC.

PART I. FINANCIAL INFORMATION

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$120,467	$109,050
Receivables — net of allowance of $2,433 and $2,365, respectively	54,762	39,589
Prepaid expenses	3,613	9,376
Other current assets	591	219
Total current assets	179,433	158,234
Property and equipment—net	50,815	37,336
Goodwill	1,715	—
Restricted cash	2,820	345
Deferred income taxes-noncurrent	768	1,059
Other assets	2,974	1,075
Total assets	$238,525	$198,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,715	$424
Accrued liabilities:
Taxes payable	2,578	624
Network and facilities	25,954	10,984
Rent	2,047	1,969
Payroll and related items	3,573	2,918
Other	2,682	1,297
Total current liabilities	40,549	18,216
Shareholders’ equity:
Preferred stock—par value of $.001; 50,000 authorized shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock—par value of $.001; 150,000 authorized shares; 37,507 and 34,424 shares issued and outstanding at September 30, 2016, respectively, and 37,242 and 33,891 shares issued and outstanding at December 31, 2015, respectively	37	34
Less treasury stock, at cost; 3,083 shares at September 30, 2016 and 3,351 shares at December 31, 2015	(50,106)	(51,668)
Additional paid-in capital	230,658	225,474
Retained earnings	17,387	5,993
Total shareholders’ equity	197,976	179,833
Total liabilities and shareholders' equity	$238,525	$198,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenue	$99,404	$63,716	$272,485	$171,656
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	65,794	34,858	174,606	78,918
Operations	9,660	7,955	27,473	22,966
Sales and marketing	1,370	690	3,288	2,098
General and administrative	4,285	4,648	12,874	14,145
Depreciation and amortization	3,826	2,894	10,656	8,137
Gain on sale of property and equipment	—	(4)	(5)	(120)
Total operating expense	84,935	51,041	228,892	126,144
Income from operations	14,469	12,675	43,593	45,512
Other (income) expense:
Interest (income) expense	(69)	9	(210)	36
Other income	—	—	—	(1,290)
Total other (income) expense	(69)	9	(210)	(1,254)
Income before provision for income taxes	14,538	12,666	43,803	46,766
Provision for income taxes	5,165	4,399	16,319	17,317
Net income	$9,373	$8,267	$27,484	$29,449
Earnings per share:
Basic	$0.27	$0.25	$0.80	$0.88
Diluted	$0.27	$0.24	$0.80	$0.86
Weighted average number of shares outstanding:
Basic	34,409	33,620	34,179	33,562
Diluted	34,584	34,138	34,387	34,057
Dividends declared per share:	$0.16	$0.15	$0.47	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTELIQUENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Operating
Net income	$27,484	$29,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,656	8,137
Deferred income taxes	(924)	(1,349)
Gain on sale of property and equipment	(5)	(120)
Gain on settlement of Tinet escrow	—	(1,290)
Non-cash share-based compensation	2,938	4,049
Provision for uncollectible accounts	62	211
Excess tax benefit associated with share-based payments	(847)	(1,299)
Changes in assets and liabilities:
Receivables	(15,235)	(6,203)
Other current assets	5,391	(2,619)
Other noncurrent assets	250	(140)
Accounts payable	339	331
Accrued liabilities	18,970	12,924
Net cash provided by operating activities	49,079	42,081
Investing
Purchase of property and equipment	(17,284)	(20,943)
Proceeds from sale of property and equipment	5	173
Cash used in acquisitions	(3,650)	—
Cash paid for other investments	(1,829)	—
Issuance of note receivable	(320)	—
Increase in restricted cash	(2,475)	—
Net cash used for investing activities	(25,553)	(20,770)
Financing
Proceeds from the exercise of stock options	3,754	869
Restricted shares withheld to cover employee taxes paid	(620)	(1,034)
Dividends paid	(16,090)	(15,105)
Excess tax benefit associated with share-based payments	847	1,299
Net cash used for financing activities	(12,109)	(13,971)
Net increase in cash and cash equivalents	11,417	7,340
Cash and cash equivalents — Beginning	109,050	104,737
Cash and cash equivalents — Ending	$120,467	$112,077
Supplemental disclosure of cash flow information:
Cash paid for taxes	$8,655	$20,058
Cash paid for interest	$—	$—
Supplemental disclosure of noncash flow items:
Investing activity — Accrued purchases of property and equipment	$2,971	$1,002
Investing activity — Accrued acquisition contingent consideration	$750	$—

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

During the three months ended March 31, 2015, the Company received a $1.3 million payment from an escrow fund that had been established in connection with the Company’s purchase of the Tinet global data business in 2010.  The Company received this payment as a result of a settlement with the sellers of Tinet.  The settlement related to a dispute regarding the Company’s claim that certain tax liabilities were not properly represented to the Company at the time the transaction closed. This payment was recorded as other income in the company’s condensed consolidated statements of income for the three months ended March 31, 2015 and the nine months ended September 30, 2015, and as an operating cash inflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015.

On November 2, 2016, the Company, Onvoy, LLC, a Minnesota limited liability company and a portfolio company of GTCR LLC  (“Onvoy”), and Onvoy Igloo Merger Sub, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Onvoy.

At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the Effective Time, other than any Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement), will be converted automatically into the right to receive $23.00 per share in cash without interest (the “Merger Consideration”). The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the first half of 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company entered into a non-material investment in a privately held entity during the third quarter ended September 30, 2016 that has been determined to be a variable interest entity (“VIE”).   However, the Company evaluated qualitative factors regarding the VIE and determined that the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. As a result, the VIE has been accounted for as an equity method investment, as the Company has the ability to exercise significant influence over, but not control, over the VIE.    This investment is classified as an other long term asset on the balance sheet.

The Company entered into an unrelated investment during the third quarter ended September 30, 2016 in a privately held entity. The Company does not have the ability to exercise significant influence over this entity and thus it is accounted for as a cost method investment.   This investment is also classified as an other long term asset on the balance sheet.

Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value. At September 30, 2016, the Company had $30.3 million of cash in banks and $90.2 million among four government and agency money market funds. At December 31, 2015, the Company had $22.2 million of cash in banks and $86.9 million among three money market funds.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable consist of trade receivables recorded upon recognition of revenue from sales of voice services, reduced by reserves for estimated bad debts. Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. The specific identification method is applied to outstanding invoices to determine this provision. Our allowance for doubtful accounts was $2.4 million at both September 30, 2016 and December 31, 2015.

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

Long-lived Assets — The carrying value of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value. The fair value becomes the new cost basis of the asset. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management’s judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. In addition, the remaining useful life of the impaired asset is revised, if necessary. There were no property and equipment or intangible asset impairment charges in 2015 or during the nine months ended September 30, 2016.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income	$9,373	$8,267	$27,484	$29,449
Denominator:
Weighted average common shares outstanding	34,409	33,620	34,179	33,562
Effect of dilutive securities:
Stock options and performance stock units	175	518	208	495
Denominator for diluted earnings per share	34,584	34,138	34,387	34,057
Earnings per share
Basic - as reported	$0.27	$0.25	$0.80	$0.88
Diluted - as reported	$0.27	$0.24	$0.80	$0.86

Certain awards were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Outstanding share-based awards of 0.1 million  were outstanding during both the three and nine months ended September 30, 2016, while 0.7 million were outstanding during both the three and nine months ended September 30, 2015, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The undistributed earnings allocable to participating securities were $0.1 million for both the three and nine months ended September 30, 2016, respectively.

Accounting for Stock-Based Compensation — The Company records stock-based compensation expense related to stock options, non-vested shares and performance stock units based on fair value. The amount of non-cash share-based expense recorded in the three months ended September 30, 2016 and 2015 was $0.8 million and $1.3 million, respectively.  The amount of non-cash share-based expense recorded in the nine months ended September 30, 2016 and 2015 was $2.9 million and $4.0 million, respectively.  Refer to Note 6, “Stock Options, Non-Vested Shares and Performance Stock Units.”

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption as of December 15, 2016 is permitted. The Company is currently assessing the impact of this standard on the Company’s consolidated financial statements and disclosures.

In May 2015, the FASB issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is effective for annual periods beginning after December 15, 2015 and has not had a significant impact on the Company’s consolidated financial statements and disclosures. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is recorded. This ASU is effective for annual periods beginning after December 15, 2015 and has not had a significant impact on the Company’s consolidated financial statements and disclosures.

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

In April, 2016 the FASB issued ASU No. 2016-10,   Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which .amends certain aspects of ASU 2014-09, by providing additional guidance on identifying performance obligations related to customer contracts as well understanding of the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09, by providing additional guidance and clarification on certain implementation issues. Both of these ASU’s are effective in conjunction with the timing of ASU 2014-09. The Company is currently assessing the impact of these standards on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies or adds guidance on the classification of several cash flow issues which currently have diversity in practice.  The ASU is effective for annual periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted this ASU for the third quarter ended September 30, 2016 and found it did not have an impact on its consolidated financial statements and disclosures.

3. BUSINESS COMBINATION

On May 13, 2016, the Company acquired all of the outstanding equity of Shopety, Inc. d/b/a Better Voice (“Shopety”), a developer of communications software and next-generation switching technologies. The acquired technologies expand the capabilities and addressable market of the Company’s next-generation “Omni IQsm” product line.  The total purchase price was $4.4 million, of which $0.8 million is in the form of an earn-out based on the delivery of certain software enhancements and $0.3 million is subject to a 12-month escrow agreement. The purchase was financed through available cash on hand.  In addition to the cash, the Company recorded approximately $0.2 million in acquisition-related costs, including legal and advisory services, in its condensed consolidated statement of income. The allocation of the purchase price is as follows:

(dollars in thousands)
Property and equipment	$3,900
Goodwill	1,715
Net deferred income tax liability	(1,215)
Total consideration	$4,400

The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. Subsequently, a $16 thousand adjustment to the net deferred tax liability and goodwill was recorded in the three months ended September 30, 2016. Any further changes to the preliminary estimates during the measurement period will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. Goodwill is not deductible for tax purposes. The final purchase price allocation is dependent upon the finalization of tax information still in progress.

4. CONTINGENCIES

Legal Proceedings

From time to time, the Company is a party to legal proceedings arising in the normal course of its business. Aside from the matters discussed below, the Company does not believe that it is a party to any pending legal action that could reasonably be expected to have a material effect on its business or operating results, financial position or cash flows.

Free Conferencing Corporation

On July 5, 2016, the Company commenced an action against Free Conferencing Corporation, individually and doing business as HD Tandem; HD Tandem and Wide Voice, LLC (collectively the “Defendants”), in the United States District Court for the Northern District of Illinois.  The Company asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various state laws, asserting that the Defendants are improperly charging the Company for telecommunications services and seeking recovery of access fees and other telecommunications charges paid to the Defendants in connection with the termination of certain long distance traffic (Inteliquent, Inc. v. Free Conferencing Corporation individually and d/b/a HD Tandem; HD Tandem; Wide Voice, LLC; and John Does 1-10, 1:16-cv-06976). The Company alleges that the Defendants, acting as an enterprise, have conspired to fraudulently invoice and overcharge Inteliquent for traffic delivery services purportedly provided.  The Company is seeking declaratory and injunctive relief, as well as damages to recover fraudulently invoiced amounts.  The Company has not claimed a specific figure in damages at this stage of the litigation but anticipates that its damages claim will become more specific as the litigation progresses.  The Company is also seeking treble damages under RICO, as well as recovery of attorney’s fees incurred pursuing the litigation.

The Company filed a first amended complaint on July 25, 2016.  The Defendants filed an answer, counterclaims, and a motion to dismiss the Company’s amended complaint on September 6, 2016.  In response to the motion to dismiss, the Company filed a second amended complaint on October 6, 2016.  In addition to the allegations described above, the second amended complaint includes allegations seeking damages arising from the Defendants’ suspension of services to the Company in July 2016.  Free Conferencing Corporation and HD Tandem filed an answer and counterclaims, and Wide Voice LLC filed a motion to dismiss the second amended complaint, on October 27, 2016.  The Company’s response to the motion to dismiss and answer to the counterclaims are due on November 29, 2016.  A hearing on the motion to dismiss is scheduled for January 5, 2017.

Since the filing of the lawsuit, the Company has not paid a material portion of the invoices which it asserts are improperly billed. There can be no assurance regarding how, whether and when this matter will be resolved and whether the ultimate disposition will have a material effect on the Company’s condensed consolidated financial statements.

On August 1, 2016, Free Conferencing Corporation (“Free Conferencing”) filed a complaint against the Company in the United States District Court for the Northern District of Illinois:  Free Conferencing Corp. v. Inteliquent, Case No. 1:16-7768.  The complaint alleges that the Company has violated the Federal Communications Act, as well as various state laws, in connection with the routing of telecommunications traffic allegedly bound for Free Conferencing.  Free Conferencing voluntarily dismissed the complaint without prejudice on September 2, 2016.

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

The Company has disputes with certain long distance carriers regarding the payment of access charges to the Company relating to the origination and termination of traffic to VoIP providers that utilize OTT technology.  The Company has reached a settlement with one long distance carrier, pursuant to which the long distance carrier has paid the Company a portion of the access charges in dispute, and will pay access charges at an agreed rate for traffic delivered through the end of 2016.  The settlement agreement does not address access charge payments the long distance carrier will make for traffic delivered after the end of 2016.  The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed reasonably assured.

5. INCOME TAXES

Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation by the Company. The Company’s estimated effective income tax rate was 35.5%  and 37.3% for the three and nine months ended September 30, 2016, respectively, compared to 34.7% and 37.0% for the three and nine months ended September 30, 2015, respectively.  The Company’s estimated effective income tax rate varies from the statutory federal income tax rate of 35% primarily due to the impact of state income taxes.

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

The Company files United States federal, state and local income tax returns in the jurisdictions in which it is required to do so.  With few exceptions, the Company is no longer subject to an audit of its federal tax filings for years before 2014, and is no longer subject to audits of its state tax filings for years before 2013.  The Internal Revenue Service (“IRS”) concluded an examination of the Company’s 2013 federal income tax return during the quarter ended September 30, 2016, which resulted in no material adjustments to the income tax return.

6. STOCK OPTIONS, NON-VESTED SHARES AND PERFORMANCE STOCK UNITS

The Company established the 2003 Stock Option and Stock Incentive Plan (the “2003 Plan”), which provided for issuance of up to 4.7 million options, non-vested shares, and performance stock units to directors, employees and other individuals (whether or not employees) who render services to the Company. In 2007, the Company adopted the 2007 Long-Term Equity Incentive Plan (the “2007 Plan”) and ceased awarding equity grants under the 2003 Plan. As of September 30, 2016, the Company had granted a total of 1.1 million options, 0.4 million non-vested shares, and 0.1 million performance stock units that remained outstanding under the 2007 Plan. Awards for 2.5 million shares, representing approximately 7.3% of the Company’s outstanding common stock as of September 30, 2016, remained available for additional grants under the 2007 Plan.

Options

All options granted under the 2003 Plan and the 2007 Plan have an exercise price equal to the market value of the underlying common stock on the date of the grant.  During both the three months ended September 30, 2016 and September 30, 2015, the Company did not grant any options.  During the nine months ended September 30, 2016, the Company granted 0.1 million options at a weighted average exercise price of $16.70. Additionally, during the nine months ended September 30, 2015, the Company granted 0.1 million options at a weighted average exercise price of $17.02.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  For the nine months ended September 30, 2016 and September 30, 2015, fair value of stock options were measured using the following assumptions:

	September 30,	September 30,
	2016	2015
Expected life	7.0 years	7.0 years
Risk-free interest rate	1.5%	1.9%
Expected dividends	3.6%	3.9%
Volatility	46.1%	49.6%

The weighted average fair value of options granted, as determined by using the Black-Scholes valuation model, during the nine months ended September 30, 2016 and 2015 was $5.40 and $6.03, respectively. The total grant date fair value of options that vested during the nine months ended September 30, 2016 and 2015 was approximately $0.4 million and $0.6 million, respectively. The total intrinsic value (market value of stock option less option exercise price) of stock options exercised was $3.3 million and $2.7 million during the nine months ended September 30, 2016 and 2015, respectively.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Exercise	Value	Remaining
	(000)	Price	($000)	Term (yrs)
Options outstanding — January 1, 2016	1,430	$15.10
Granted	95	16.70
Exercised	(362)	10.30
Cancelled	(39)	18.91
Options outstanding — September 30, 2016	1,124	$16.64	$2,459	4.14

Options Vested and expected to vest — September 30, 2016	1,117	$16.64	$2,455	4.11

Options Exercisable — September 30, 2016	876	$17.82	$1,409	3.07

The unrecognized compensation cost associated with options outstanding at September 30, 2016 and December 31, 2015 was $0.9 million and $0.8 million, respectively. The weighted average remaining term over which the compensation will be recorded is 2.6 years and 2.7 years as of September 30, 2016 and December 31, 2015, respectively.

Non-vested Shares

During the three and nine months ended September 30, 2016, the Company granted zero and 0.2 million non-vested shares pursuant to the 2007 Plan. During the three and nine months ended September 30, 2015, the Company also granted zero and 0.2 million non-vested shares pursuant to the 2007 plan. The shares typically vest over a period ranging from six months to four years. The fair value of the non-vested shares is determined using the Company’s closing stock price on the grant date. Compensation cost, measured using the grant date fair value, is recognized over the requisite service period on a straight-line basis.

A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2016 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Grant Date	Value
	(000)	Fair Value	($000)
Non-vested shares outstanding — January 1, 2016	334	$13.77
Granted	213	16.65
Vested	(112)	14.28
Cancelled	(38)	11.63
Non-vested shares outstanding — September 30, 2016	397	$15.37	$6,408

Non-vested shares vested and expected to vest —September 30, 2016	386	$15.34	$6,230

The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $16.14 on September 30, 2016. The amount changes based upon the fair market value of the Company’s common stock.

The unrecognized compensation cost associated with non-vested shares was $4.3 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively. The weighted average remaining term that the compensation will be recorded was 2.4 years and 2.3 years as of September 30, 2016 and December 31, 2015, respectively.

Performance Stock Units

During both the three months ended September 30, 2016 and September 30, 2015, the Company awarded zero performance stock units, respectively, to members of the Company’s executive management team. During both the nine months ended September 30, 2016 and September 30, 2015, the  Company awarded 0.1 million performance stock units, to members of the Company’s executive management team. These performance stock units represent a target number of shares (“Target Award”) of the Company’s common stock that the recipient would receive upon the Company’s attainment of the applicable performance goal. These performance stock units were first issued in three tranches under the 2007 Plan with performance being determined based on total shareholder return (“TSR”) during an 18-month, two- and three-year performance period for each of the three tranches, respectively. The performance stock units issued in 2016 are measured on a three year performance period only.  At the end of each performance period, the performance stock units will be distributed (to the extent earned and vested) in shares of the Company’s common stock based upon the level of achievement of the Company’s TSR performance targets set for the performance periods. Awards are payable on a graduated basis based on thresholds that measure the Company's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  In the event the participant’s employment is terminated without cause and more than half of the performance period has passed, the number of performance stock units issued shall be adjusted proportionately to the number of days of service rendered in the performance period over the total performance period.   Each vested performance stock unit will be settled by delivery of common stock no later than March 15th of the calendar year following the calendar year in which the performance stock unit becomes vested.

A summary of the Company’s performance stock unit activity and related information for the nine months ended September 30, 2016 is as follows:

	Performance	Weighted
	Stock	Average
	Units	Grant Date
	(000)	Fair Value
Performance stock units outstanding — January 1, 2016	99	$23.19
Granted	56	23.22
Vested	—	—
Cancelled	(23)	22.08
Performance stock units outstanding — September 30, 2016	132	$23.39

The unrecognized compensation cost associated with performance stock units outstanding at both September 30, 2016 and December 31, 2015 was $1.6 million. The weighted average remaining term that the compensation will be recorded is 1.8 years and 1.7 years as of September 30, 2016 and December 31, 2015, respectively.

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

The fair value of the Company’s financial assets and liabilities by level in the fair value hierarchy as of September 30, 2016 and December 31, 2015 was as follows:

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$90,170	$—	$—	$90,170
Liabilities:
Contingent Consideration	$—	$—	$750	$750

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money Market Funds	$86,871	$—	$—	$86,871

Valuation methodology

Level 1—Quoted market prices in active markets are available for investments in money market funds. As such, these investments are classified within Level 1.

Level 3—The estimated fair value of the Level 3 contingent consideration liability is based on a weighted probability assessment of achieving certain deliverables, related to the acquisition of Shopety, Inc., which will be determined within one year from the acquisition date.

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 assets in the fair value hierarchy for the three months and nine months ended September 30, 2016, respectively:

	Contingent Consideration		Contingent Consideration
June 30, 2016	$750	December 31, 2015	$—
Issuances/purchases	—	Issuances/purchases	750
Realized and unrealized gains/(losses)	—	Realized and unrealized gains/(losses)	—
Transfers in/(out)	—	Transfers in/(out)	—
Settlements/sales	—	Settlements/sales	—
Three months ended September 30, 2016	$750	Nine months ended September 30, 2016	$750

During October 2016, the Shopety, Inc. deliverables subject to the earn-out were met.  As a result, the level 3 contingent consideration was paid out in full.

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

9. SUBSEQUENT EVENTS

As previously announced, on November 2, 2016, the Company, Onvoy, and Merger Sub entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly-owned subsidiary of Onvoy.

At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the Effective Time, other than any Excluded Shares and Dissenting Shares (each as defined in the Merger Agreement), will be converted automatically into the right to receive the Merger Consideration. The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the first half of 2017.  Each party to the Merger Agreement retains certain financial termination rights should the Merger Agreement be terminated under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipates,” “believes,” “efforts,” “expects,” “estimates,” “projects,” “proposed,” “plans,” “intends,” “may,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Factors that might cause such differences include, but are not limited to: the effects of competition, including direct connects (also referred to as IP direct connects or peering), and downward pricing pressure resulting from such competition; our regular review of strategic alternatives; the impact of current and future regulation, including intercarrier compensation reform enacted by the FCC; our ability to perform under the three-year Telecom Master Services Agreement and a related services attachment (collectively and as amended, the “T-Mobile Agreement”) we announced with T-Mobile USA. Inc. on August 17, 2015, including the risk that the traffic we carry under the T-Mobile Agreement will not meet our targets for profitability, including EBITDA and Adjusted EBITDA, that we incur damages or similar costs if we fail to meet certain terms in the T-Mobile Agreement, or that T-Mobile terminates the T-Mobile Agreement; the risk that our costs to perform under the T-Mobile Agreement will be higher than we expect; our ability to market our Omni IQ voice and messaging service, including the risk that the service will not meet our targets for revenue or profitability, including EBITDA and Adjusted EBITDA; the risk that our costs to provide Inteliquent’s Omni IQ voice and messaging service will be higher than we expect; the risks associated with any receiving carrier’s refusal to accept terminating messages or other problems preventing us from providing the services; the risks associated with our ability to successfully develop and market new voice services, many of which are beyond our control and all of which could delay or negatively affect our ability to offer or market new voice services successfully; the ability to develop and provide other new services; technological developments; the ability to obtain and protect intellectual property rights; the impact of current or future litigation; the potential impact of any future acquisitions, mergers or divestitures; natural or man-made disasters; changes in general economic or market conditions; our ability to identify and successfully attract a highly qualified successor to our former Chief Financial Officer and his or her future performance; the length of time required to complete an executive search; cooperation by key parties during the Chief Financial Officer transition process; and other important factors included in our reports filed with the Securities and Exchange Commission, particularly in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and included elsewhere in this report, as such risk factors may be updated from time to time in subsequent reports. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On May 13, 2016 we acquired all of the outstanding equity of Shopety, Inc. d/b/a Better Voice, a developer of communications software and next-generation switching technologies. The acquired technologies will be used to expand the capabilities and addressable market of our next-generation Omni IQ product line.  The total purchase price of $4.4 million, of which $0.8 million is in the form of an earn-out based on the delivery of certain software enhancements and $0.3 million is subject to a 12-month escrow agreement.

On November 2, 2016, we entered into the Merger Agreement with Onvoy and Merger Sub, pursuant to which Merger Sub will merge with and into us on the terms and subject to the conditions set forth in the Merger Agreement. We will survive the Merger as a wholly-owned subsidiary of Onvoy.

At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of our common stock outstanding immediately prior to the Effective Time, other than any Excluded Shares and Dissenting Shares, will be converted automatically into the right to receive the Merger Consideration. The completion of the Merger is subject to approval of our stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur during the first half of 2017.

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

In connection with our switched access services and our DID service, we provide terminating access service in both of the manners described above. We earn the majority of our terminating access service revenue from providing intermediate terminating tandem access service, where the rates are not currently scheduled to be reduced to zero, as opposed to providing terminating service for traffic bound for end users that we serve, where the rates are currently scheduled to be reduced to zero. Several states, industry groups and other telecommunications carriers filed petitions in federal court seeking to overturn the FCC’s framework, in whole or in part.  The federal appellate court affirmed the FCC’s framework in all respects on May 23, 2014.

Carrier Disputes

The Company has disputes with certain long distance companies regarding their payment to the Company of access charges in connection with the Company’s origination of traffic from VoIP providers that utilize OTT technology.  As described in Note 4 “Contingencies,” we have reached a settlement with one long distance carrier resolving the dispute concerning access charge payments through the end of 2016.  The Company has made judgments as to its ability to collect based on known facts and circumstances and has only recorded revenue when collection has been deemed reasonably assured.

As described in Note 4 “Contingencies,” we commenced an action against Free Conferencing Corporation asserting claims that the Defendants are improperly charging us for telecommunications services and seeking recovery of access fees and other telecommunications charges paid to the Defendants in connection with the termination of certain long distance traffic. There can be no assurance regarding how, whether and when this matter will be resolved and whether the ultimate disposition will have a material effect on our condensed consolidated financial statements.

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

We have entered into voice services agreements with major competitive carriers and non-carriers and we operated in 190 markets as of September 30, 2016. Generally, these agreements do not provide for minimum revenue requirements and do not require our customers to continue to use our services.

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

Network transport costs typically occur on a repeating monthly basis, which we refer to as recurring transport costs, or on a one-time basis, which we refer to as non-recurring transport costs. Recurring transport costs primarily include monthly usage and other charges from telecommunication carriers and are related to the third-party circuits utilized by us to carry traffic to or from our customers. As our traffic increases, we must utilize additional circuits. Non-recurring transport costs primarily include the initial installation of such circuits. Facility rents include the leases on our POPs, which expire through March 2028. For some types of voice traffic, we also pay monthly recurring charges to the originating carrier that sends the call to us and/or to the terminating carrier when we terminate calls on their network.  Additionally, we pay utilities and common area maintenance charges for our POP locations.

Operations Expenses. Operations expenses include compensation and related benefit costs for our POP location personnel as well as individuals located at our corporate offices who are directly responsible for the operation of our business and for maintaining, monitoring and expanding our network. Other primary components of operations expenses include repair and maintenance, software licenses, business taxes and fees, insurance and professional service fees.  Professional services principally consist of contract labor, consulting and independent third-party firms which we use to outsource certain business functions to, which we define as “external service providers.”

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on February 18, 2016, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2016.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Revenue	$99,404	$63,716	$272,485	$171,656
Operating expense:
Network and facilities expense (excluding depreciation and amortization)	65,794	34,858	174,606	78,918
Operations	9,660	7,955	27,473	22,966
Sales and marketing	1,370	690	3,288	2,098
General and administrative	4,285	4,648	12,874	14,145
Depreciation and amortization	3,826	2,894	10,656	8,137
Gain on sale of property and equipment	—	(4)	(5)	(120)
Total operating expense	84,935	51,041	228,892	126,144
Income from operations	14,469	12,675	43,593	45,512
Other (income) expense:
Interest (income) expense	(69)	9	(210)	36
Other income	—	—	—	(1,290)
Total other (income) expense	(69)	9	(210)	(1,254)
Income before provision for income taxes	14,538	12,666	43,803	46,766
Provision for income taxes	5,165	4,399	16,319	17,317
Net income	$9,373	$8,267	$27,484	$29,449

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue. Revenue increased to $99.4 million in the three months ended September 30, 2016 from $63.7 million in the three months ended September 30, 2015, representing an increase of 56.0%.

The increase in voice revenue is primarily due to a 55.0% increase in the minutes of use to 62.3 billion minutes for the three months ended September 30, 2016, compared to 40.2 billion minutes for the three months ended September 30, 2015. The average rate per minute was flat at $0.00159 for both the three months ended September 30, 2016 and the three months ended September 30, 2015. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the T-Mobile Agreement.  Additionally, $2.3 million of revenue was recognized in the three months ended September 30, 2016 related to a settlement of outstanding, but previously unrecorded, billed revenue.

Operating Expenses. Operating expenses for the three months ended September 30, 2016 increased 66.5% to $84.9 million, an increase of $33.9 million, compared to $51.0 million for the three months ended September 30, 2015. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $65.8 million in the three months ended September 30, 2016, or 66.2% of revenue, compared to $34.9 million in the three months ended September 30, 2015, or 54.8% of revenue. The increase of $30.9 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, and the costs associated with provisioning transport capacity due to traffic volume growth. The cost as a percent of revenue increased during the three months ended September 30, 2016, as a result of an increase in the costs we pay to third parties to terminate certain traffic.

Operations Expenses. Operations expenses increased to $9.7 million in the three months ended September 30, 2016, or 9.8% of revenue, compared to $8.0 million in the three months ended September 30, 2015, or 12.6% of revenue. The increase of $1.7 million primarily resulted from an increase in employee-related costs resulting from hiring additional employees to develop, market and provide our Omni IQ business. Additionally, our professional fees, which include contract labor, increased slightly for the three months ended September 30, 2016. Lastly, we incurred higher transaction taxes and regulatory charges related to the growth of our business during the three months ended September 30, 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.4 million in the three months ended September 30, 2016, or 1.4% of revenue, compared to $0.7 million in the three months ended September 30, 2015, or 1.1% of revenue. The increase of $0.7 million was primarily due to an increase in employee related costs due to additional headcount necessary to develop, market and provide our Next-Generation Omni IQ services.

General and Administrative Expenses. General and administrative expenses decreased to $4.3 million in the three months ended September 30, 2016, or 4.3% of revenue, compared to $4.6 million in the three months ended September 30, 2015, or 7.2% of revenue. The decrease of $0.3 million was primarily due to decrease in non-cash compensation expense during the three months ended September 30, 2016 resulting from equity cancellations from our former CFO’s departure in September 2016 and a general decrease in non-cash compensation. Additionally, there were less bad debt expense charges during the three months ended September 30, 2016. Partially offsetting the decrease in non-cash compensation expense and bad debt expense was an increase in professional fees resulting from litigation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $3.8 million in the three months ended September 30, 2016, or 3.8% of revenue, compared to $2.9 million in the three months ended September 30, 2015, or 4.6% of revenue. The $0.9 million increase is due to the significant increase in our property and equipment asset base necessary to accommodate the growth in traffic we carry as a result of the T-Mobile agreement.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was zero for the three months ended September 30, 2016 compared to a gain on sale of property and equipment of less than $0.1 million for the three months ended September 30, 2015.

Total Other (Income) Expense. Total other income was $0.1 million for the three months ended September 30, 2016 compared to total other expense of less than $0.1 million for the three months ended September 30, 2015.

Provision for Income Taxes. The provision for income taxes of $5.2 million for the three months ended September 30, 2016 reflected an increase of $0.8 million, compared to $4.4 million for the three months ended September 30, 2015. The increase in income tax expense for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was primarily due to more pre-tax book income.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue. Revenue increased to $272.5 million in the nine months ended September 30, 2016 from $171.7 million in the nine months ended September 30, 2015, representing an increase of 58.7%.

The increase in voice revenue is primarily due to a 51.0% increase in the minutes of use to 165.6 billion minutes for the nine months ended September 30, 2016, compared to 109.7 billion minutes for the nine months ended September 30, 2015. Additionally, there was a 5.8% increase in the average rate per minute of $0.00165 for the nine months ended September 30, 2016, compared to the average rate per minute of $0.00156 for the nine months ended September 30, 2015. The increase in the minutes of use is primarily due to the increased traffic we are carrying as a result of the T-Mobile Agreement. Additionally, $2.3 million of revenue was recognized in the three months ended September 30, 2016 related to a settlement of outstanding, but previously unrecorded, billed revenue.

Operating Expenses. Operating expenses for the nine months ended September 30, 2016 increased 81.5% to $228.9 million, an increase of $102.8 million, compared to $126.1 million for the nine months ended September 30, 2015. The components of operating expenses are discussed as follows.

Network and Facilities Expenses. Network and facilities expenses increased to $174.6 million in the nine months ended September 30, 2016, or 64.1% of revenue, compared to $78.9 million in the nine months ended September 30, 2015, or 46.0% of revenue. The increase of $95.7 million was primarily due to an increase in traffic resulting from the T-Mobile Agreement, and the costs associated with provisioning transport capacity due to traffic volume growth. The cost as a percent of revenue increased during the nine months ended September 30, 2016, as a result of an increase in the costs we pay to third parties to terminate certain traffic.

Operations Expenses. Operations expenses increased to $27.5 million in the nine months ended September 30, 2016, or 10.1% of revenue, compared to $23.0 million in the nine months ended September 30, 2015, or 13.4% of revenue. The increase of $4.5 million primarily resulted from an increase in employee-related costs resulting from hiring additional employees to develop, market and provide our Omni IQ business as well as contract labor required to support the T-Mobile Agreement. Additionally, our hardware maintenance and software licensing costs increased as a result of our recent investments in network equipment. Lastly, we incurred higher transaction taxes and regulatory charges related to the growth of our business during the nine months ended September 30, 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased to $3.3 million in the nine months ended September 30, 2016, or 1.2% of revenue, compared to $2.1 million in the nine months ended September 30, 2016, or 1.2% of revenue. The increase of $1.2 million was primarily due to an increase in employee related costs due to additional headcount necessary to develop, market and provide our Next-Generation Omni  IQ services.

General and Administrative Expenses. General and administrative expenses decreased to $12.9 million in the nine months ended September 30, 2016, or 4.7% of revenue, compared to $14.1 million in the nine months ended September 30, 2015, or 8.2% of revenue. The decrease of $1.2 million was primarily the result of non-recurring charges for the resolution of certain employee matters that occurred during the nine months ended September 30, 2015 as well as a decrease in non-cash compensation expense during the nine months ended September 30, 2016 due to equity cancellations resulting from our former CFO’s departure in September 2016 and a general decrease in non-cash compensation. These decreases were somewhat offset by higher professional fees during the nine months ended September 30, 2016 resulting from Shopety transaction costs and litigation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $10.7 million in the nine months ended September 30, 2016, or 3.9% of revenue, compared to $8.1 million in the nine months ended September 30, 2015, or 4.7% of revenue. The $2.6 million increase is due to the significant increase in our property and equipment asset base necessary to accommodate the growth in traffic we carry as a result of the T-Mobile agreement.

Gain on Sale of Property and Equipment. Gain on sale of property and equipment was less than $0.1 million for the nine months ended September 30, 2016 compared to a gain sale of property and equipment of $0.1 million for the nine months ended September 30, 2015.

Total Other (Income) Expense. Total other income was $0.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we recorded $1.3 million of other income from the receipt of an escrow fund.  Refer to Note 1 “Description of the Business” for more information regarding the escrow receipt.

Provision for Income Taxes. The provision for income taxes of $16.3 million for the nine months ended September 30, 2016 reflected a decrease of $1.0 million, compared to $17.3 million for the nine months ended September 30, 2015. The decrease in income tax expense for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to less pre-tax book income.

Liquidity and Capital Resources

At September 30, 2016, we had $120.5 million in cash and cash equivalents and $2.8 million in restricted cash. In comparison, at December 31, 2015, we had $109.1 million in cash and cash equivalents and $0.3 million in restricted cash. Cash and cash equivalents include highly liquid government and agency money market mutual funds. The restricted cash balance is pledged as collateral for certain commercial letters of credit.

	September 30,	September 30,
	2016	2015
Cash flows provided by operating activities	$49,079	$42,081
Cash flows used for investing activities	(25,553)	(20,770)
Cash flows used for financing activities	(12,109)	(13,971)

Cash flows from operating activities

Net cash provided by operating activities was $49.1 million for the nine months ended September 30, 2016, compared to net cash provided by operating activities of $42.1 million for the nine months ended September 30, 2015. Operating cash inflows are largely attributable to payments from customers. Operating cash outflows are largely attributable to personnel-related expenditures and network and facilities costs. The increase in operating cash flow is primarily due to an increase in cash flows from other assets, resulting from the current period reduction in prepaid taxes, as well as an increase in our accrued liabilities, which is due to two main increases, our accrued tax liabilities and accrued direct costs. Partially offsetting the increase in cash flows is an increase in customer accounts receivable at September 30, 2016, which increased primarily due to the increase in revenue.

Cash flows from investing activities

Net cash used for investing activities was $25.6 million for the nine months ended September 30, 2016, compared to net cash used for investing activities of $20.8 million for the nine months ended September 30, 2015. The change in cash flows from investing activities was primarily the result of recent 2016 investments, which consists of a $3.7 million use of cash for the acquisition of Shopety, Inc. and a $1.8 million use of cash for other long term investments in two separate entities.  Additionally, we increased our cash held in restricted cash accounts by $2.5 million during the nine months ended September 30, 2016.  Somewhat offsetting these increases in our use of cash during the nine months ended September 30, 2016 was a decrease of $3.7 million in our cash used for the purchase of property and equipment.

In 2016, capital expenditures are expected to be approximately $23 million to $26 million, mainly due to investment in and maintenance of our voice network. We plan to fund our capital expenditures with cash generated through our ongoing operations.

Cash flows from financing activities

Net cash used for financing activities was $12.1 million for the nine months ended September 30, 2016, compared to $14.0 million for the nine months ended September 30, 2015. Cash flows used for financing activities are primarily the result of cash outflows from dividend payments, which are partially offset by cash inflows from the exercise of stock options. During the nine months ended September 30, 2016 we paid regular quarterly dividends totaling $0.47 per outstanding share of common stock, aggregating to $16.1 million, compared to the nine months ended September 30, 2015 in which we paid regular quarterly dividends totaling $0.45 per outstanding share of common stock, aggregating $15.1 million. Proceeds from stock options exercised increased by $2.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

Pursuant to the Merger Agreement, from November 2, 2016 through the earlier of the completion of the Merger or the termination of the Merger Agreement, we are prohibited from declaring any dividends without the consent of Onvoy.

Cash and Cash Equivalents

At September 30, 2016, we had $30.3 million of cash in banks and $90.2 million in cash and cash equivalents invested in four government and agency money market mutual funds. At December 31, 2015, we had $22.2 million of cash in banks and $86.9 million in cash and cash equivalents invested in three money market mutual funds.

Effect of Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations for the nine months ended September 30, 2016 and 2015.

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest rate exposure

We had cash, cash equivalents and restricted cash totaling $123.3 million at September 30, 2016. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes.

Based upon our overall interest rate exposure at September 30, 2016, we do not believe that a hypothetical 10% change in interest rates over a one year period would have a material impact on our earnings, fair values or cash flows from interest rate risk sensitive instruments.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 4 “Contingencies” in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other conditions, including governmental and regulatory approvals, in the Merger Agreement.

The Merger Agreement contains a number of conditions to completion of the Merger, including, among others, (i) the approval of holders of a majority of our issued and outstanding shares of common stock, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no court or other Governmental Authority (as defined in the Merger Agreement) shall have enacted, issued, promulgated, enforced or entered any order or law that is and continues to be in effect and that prohibits the consummation of the Merger or makes the consummation of the Merger illegal, (iv) consents of the Federal Communications Commission and applicable state public utility commissions shall have been obtained, (v) the absence of a “material adverse effect” with respect to the Company, (vi) the accuracy of each party’s representations and warranties contained in the Merger Agreement (subject to certain materiality standards set forth in the Merger Agreement) and (vii) each party’s performance of its obligations required under the Merger Agreement in all material respects. There is no assurance that all of the conditions will be satisfied (or waived, if applicable), or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Many of the conditions to completion of the Merger are not within either our or Onvoy’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could adversely affect our stock price and future business operations and financial results.

If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price, or from our employees, suppliers and customers;
•	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;
•	we may be required to pay a cash termination fee as required under the Merger Agreement;
•

the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•

matters relating to the Merger require substantial commitments of time and resources by our management, which could have resulted in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	litigation related to the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price.

We are subject to restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.

Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Merger and it also restricts us from taking certain actions with respect to our business and financial affairs, and these restrictions could be in place for an extended period of time if the consummation of the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention and motivation of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required regulatory approvals to close the Merger. Our suppliers and customers may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger may be completed on terms different than those contained in the Merger Agreement.

Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger Consideration to be received by our stockholders or any covenants or agreements with respect to the parties' respective operations pending completion of the Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Merger may be reduced.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, those of our other stockholders, which could have influenced their decisions to support or approve the Merger.

Our stockholders should recognize that our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests as our stockholders generally. For our directors, these interests may include the accelerated vesting and payment for certain stock-based incentive awards as a result of the Merger. For our executive officers, these interests may include the potential acceleration of stock-based incentive awards as a result of the Merger, as well as cash severance payments and benefits that may become payable in connection with the Merger. Our directors and executive officers are also covered by certain indemnification and insurance arrangements. Information concerning the interests of our directors and executive officers in the Merger will be set forth in the definitive proxy statement relating to the Merger when it is filed with the SEC. Such interests and benefits could have influenced the decisions of our directors and executive officers to support or approve the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit 2.1

Agreement and Plan of Merger, dated as of November 2, 2016, by and among the Company, Onvoy, LLC and Onvoy Igloo Merger Sub, Inc. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on November 2, 2016 and incorporated herein by reference).

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

INTELIQUENT, INC.

Date: November 7, 2016	By:	/S/ MATTHEW CARTER, JR.
Matthew Carter, Jr., Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	By:	/S/ ERIC R. CARLSON
Vice President and Controller (Principal Financial and Accounting Officer)